Form 10QSB
period 2006-09-30
Integrated Management Information, Inc.
filed 2006-11-14
CIK 1360565

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       OR

[  ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ____________ to ___________.

                        Commission File Number 33-133624

                     INTEGRATED MANAGEMENT INFORMATION, INC.
        (Exact name of small business issuer as specified in its charter)

          Colorado                                          43-1802805
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                   221 Wilcox, Suite A, Castle Rock, CO 80104
                    (Address of principal executive offices)

                                 (303) 895-3002
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes |X| No |_|

           Class              Shares Outstanding                      Date
 Common, $.001 par value          17,867,515                   November 1, 2006

                     INTEGRATED MANAGEMENT INFORMATION, INC.

                                      INDEX

                                                                                                   Page
                                                                                                  Number

PART I - FINANCIAL INFORMATION

         Item 1.Financial Statements

                  Condensed Balance Sheets - September 30, 2006 (Unaudited) and
                  December 31, 2005 ...........................................................     3

                  Condensed Statements of Operations (Unaudited)  - For the three months
                  and nine months ended September 30, 2006 and 2005............................     4

                  Condensed Statements of Cash Flows (Unaudited)  - For the nine months ended
                  September 30, 2006 and 2005..................................................     5

                  Notes to Condensed Financial Statements (Unaudited) .........................   6-8

          Item 2.Management's Discussion and Analysis or Plan of Operations ...................  9-12
          Item 3. Controls and Procedures......................................................    12

PART II - OTHER INFORMATION

          Item 1. Legal Proceedings.............................................................   12
          Item 2. Unregistered Sales of Equity Securities and Use of Proceeds...................   12
          Item 3. Defaults Upon Senior Securities...............................................   12
          Item 4. Submission of Matters to a Vote of Security Holders...........................   12
          Item 5. Other Information.............................................................   12

          Item 6. Exhibits .....................................................................   12

SIGNATURES......................................................................................   13

Certifications................................................................................. 14-17

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                     Integrated Management Information, Inc.
                       Condensed Balance Sheet (Unaudited)

                                                                   September 30, 2006    December 31, 2005
                                                                   ------------------  -----------------

Assets
Current assets
Cash and cash equivalents                                         $          17,362  $         684,833
Accounts receivable, net of allowance of $12,225 and $21,950                136,358            241,304
Inventory                                                                    27,782              9,771
Prepaid expenses                                                              9,043                ---
                                                                     ---------------    ---------------
               Total current assets                                         190,545            935,908
Restricted cash
Cash restricted for purchase of treasury stock                                  ---            421,664
Cash restricted for payment of line of credit                                50,000             50,000
                                                                     ---------------    ---------------
               Total restricted cash                                         50,000            471,664
Property and equipment
Equipment and furniture                                                     112,550             99,514
Less accumulated depreciation                                              (78,674)           (65,739)
                                                                     ---------------    ---------------
               Net property and equipment                                    33,876             33,775
Other assets
Intangible assets, net                                                       51,459             67,564
Goodwill                                                                    418,208            418,208
                                                                     ---------------    ---------------
               Total other assets                                           469,667            485,772
                                                                     ---------------    ---------------
               Total assets                                       $         744,088  $       1,927,119
                                                                     ===============    ===============
Liabilities and shareholders' equity (deficit)
Liabilities
Current liabilities
Notes payable                                                     $          72,040  $         100,000
Accounts payable                                                            291,126            178,847
Accrued expenses                                                             44,835             11,183
Deferred revenues                                                            15,200             46,556
                                                                     ---------------    ---------------
               Total current liabilities                                    423,201            336,586
Notes payable                                                               350,000            350,000
Shareholders' equity (deficit)
Common stock, par value $.001 per share.  Authorized 95,000,000 shares; issued and outstanding 26,117,515 (8,250,000 held in
treasury)   and 25,405,015 (Note 1)                                          26,118             25,405
Additional paid-in capital                                                3,574,981          2,243,100
Treasury Stock                                                          (1,485,000)                ---
Retained (deficit)                                                      (2,145,212)        (1,027,972)
                                                                     ---------------    ---------------
               Total shareholders' equity (deficit)                        (29,113)          1,240,533
                                                                     ---------------    ---------------
               Total liabilities and shareholders' equity         $        744,088   $       1,927,119
(deficit)
                                                                     ===============    ===============


            See accompanying notes to condensed financial statements
                                       3

                     Integrated Management Information, Inc.
                       Condensed Statements of Operations
                                 (Unaudited)



                                                   Three months ended               Nine months ended

                                                     September 30,                   September 30,
                                              ---------------------------       -------------------------
                                               2006              2005            2006                2005
                                               ----              ----           ----                ----


Revenues                                  $    418, 805   $     226,175      $   1,079,833   $      557,335

Cost of sales                                   245,517         116,793            548,739          301,048
                                             -----------     -----------     --------------     ------------

Gross profit                                    173,288         109,382            531,094          256,287

Selling, general and administrative
expenses (1)                                    569,572         377,737          1,637,284        1,037,106
                                             -----------     -----------     --------------     ------------


               Loss from operations           (396,284)       (268,355)        (1,106,190)        (780,819)

Other income (expense)
     Interest income                                930           1,405              6,207            1,925
     Interest expense                           (5,690)         (4,900)           (17,257)         (35,131)
                                             -----------     -----------     --------------     ------------

               Net other expense                (4,760)         (3,495)           (11,050)         (33,206)
                                             -----------     -----------     --------------     ------------

               Loss before income taxes       (401,044)       (271,850)        (1,117,240)        (814,025)

Income taxes                                  ---                ---              ---                ---
                                             -----------     -----------     --------------     ------------

               Net loss                   $   (401,044)   $   (271,850)   $    (1,117,240)   $    (814,025)
                                             ===========     ===========     ==============     ============

Earnings (loss) per share                 $      (0.02)   $      (0.01)   $         (0.06)   $       (0.04)
                                             ===========     ===========     ==============     ============

Average shares outstanding                   17,867,515     23,739,404         19,123,765       22,775,844




(1) Includes stock-based compensation
See Note 2                               $       31,266   $          -    $       183,374   $       30,000



            See accompanying notes to condensed financial statements
                                       4

                     Integrated Management Information, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                                                  Nine months ended

                                                                                   September 30,
                                                                            --------------------------
                                                                               2006              2005
                                                                               ----              ----

Cash flows from operating activities
Net loss                                                               $   (1,117,240)   $    (814,025)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
          Depreciation and amortization                                        29,040           24,990
          Provision for debts                                                  26,089            8,920
          Stock-based compensation (Note 2)                                   183,374           30,000

Changes in assets and liabilities
          Accounts receivable                                                  78,857        (121,928)
          Inventory                                                          (18,011)           ---
          Prepaid expenses                                                    (9,043)           55,914
          Accounts payable                                                    112,279          126,461
          Accrued expenses                                                     33,652           32,939
          Deferred revenues                                                  (31,356)           90,406
                                                                         -------------     ------------

               Net cash used by operating activities                        (712,359)        (566,323)

Cash flows from investing activities
          Acquisition of office furniture and equipment                      (13,036)          (9,216)
          Acquisition of intangible assets                                    ---             (90,900)
          Acquisition of goodwill                                             ---             (53,208)
                                                                         -------------     ------------
               Net cash used by investing activities                         (13,036)        (153,324)
                                                                         -------------     ------------

Cash flows from financing activities
          Line of credit, net                                                (27,960)         (88,197)
          Proceeds from sale of common stock                                  549,220          886,278
          Restricted cash released from escrow                                421,664           ---
          Restricted cash                                                     ---             (50,000)
          Purchase of Treasury Stock                                        (885,000)           ---
                                                                         -------------
                                                                                           ------------
               Net cash provided by financing activities                       57,924          748,081
                                                                         -------------     ------------

Net increase/(decrease) in cash and equivalents                             (667,471)           28,434

Cash and cash equivalents at beginning of period                              684,833               12
                                                                         -------------     ------------

Cash and cash equivalents at end of period                            $        17,362   $       28,446
                                                                         =============     ============




            See accompanying notes to condensed financial statements

                     Integrated Management Information, Inc.
                     Notes to Condensed Financial Statements
                    Quarter Ended September 30, 2006 and 2005
                                   (Unaudited)


Note 1 - Basis of presentation

All Common Stock shares are presented to reflect a 3 for 2 stock split approved by the shareholders on February 14, 2006.

We reorganized our corporate structure on March 20, 2006 to change the Company's State of Incorporation from Delaware to Colorado. Common stock authorized was increased to 95,000,000 common shares, $.001 par value, from 50,000,000 shares of common stock, $.01 par value. Additionally 5,000,000 preferred shares, $.001 par value, were authorized. Our shareholders' equity accounts have been restated to reflect the change in par value.

The accompanying condensed financial statements of the Company (other than the December 31, 2005 balance sheet, which has been derived from audited financial statements) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Regulation S-X. The Company has continued to follow the accounting policies set forth in the audited financial statements included in its Form SB-2. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company's financial position as of September 30, 2006, and the results of operations and cash flows for the three and nine month periods ended September 30, 2006 and 2005. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year ending December 31, 2006.

These condensed financial statements and footnotes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2005, included in its Form SB-2.

Restricted cash

An escrow account was created in November, 2005 for proceeds from stock sales in connection with a private offering. These funds totaling $421,664 were paid out in January 2006.

Note 2 - Stock-Based compensation

The Company issues new shares of its common stock to satisfy stock-based payments. As of September 30, 2006, 3,112,500 shares had been issued pursuant to approved plans for stock-based compensation.

Effective January 1, 2006, the Company prospectively adopted FAS 123 (R), Stock-Based Payments, and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107. Under this method, compensation cost recognized beginning January 1, 2006 will include costs related to all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of FAS 123
(R). Compensation cost for stock options granted to employees is recognized ratably over the vesting period.

During the quarter ended March 31, 2006, the Company granted an aggregate of 1,650,000 options to its CFO in connection with his joining the company. The terms of the options were as follows:

         Weighted average exercise price    $0.99
         Expiration                         3 years from date of grant
         Weighted average vesting period    9.2 months from date of grant

On September 30, 2006, there were 600,000 options vested under this grant, of which none had been exercised.

Fair values were estimated using the Black-Scholes option pricing model, based on the following assumptions:

         Dividend yield                              0%
         Expected volatility                         35.9%
         Risk-free interest rate                     4.7%
         Expected term of options (in years)         1.5-2.3

Dividend yield is based on the Company's historical and anticipated policy of not paying cash dividends. Expected volatility is based on the "calculated value" method set forth in FAS 123 (R) (based on historical volatilities of appropriate industry sector indices) because the Company's stock did not have historic share price data available as its stock is not publicly traded as of September 30, 2006. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the options. The expected term of options represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules.

Prior to January 1, 2006, the Company measured compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. For non-employee stock-based compensations, the Company recognized expense in accordance with FAS 123 and valued the equity securities based on the fair value of the security on the date of grant.

Compensation costs related to stock options for the quarters ended September 30, 2006 and 2005 totaled $31,266 and zero, respectively. Year to date costs were $183,374 and $30,000 for 2006 and 2005, respectively.

Note 3 - Common stock

In January 2005, in connection with the conversion of the Company from a Subchapter S Corporation to a Subchapter C Corporation under the Internal Revenue Code and conversion of outstanding principal and interest under a Promissory Note in the principal amount of $75,000 (75% of the total principal amount of $100,000), the Company issued 16,452,000 shares to its founders and 1,417,050 shares to the holders of the Promissory Note. Concurrently, the holders of the Promissory Note exercised options to purchase an aggregate of 4,117,950 shares of Common Stock from the Company for $217,855 cash. Pursuant to the transaction, the two former holders of the Promissory Note were appointed to the Company's Board of Directors.

In May, 2005, the Company settled the remaining $25,000 principal amount of the Promissory Note, including the related interest and the option to purchase Common Stock, by paying $50,000 cash and issuing 41,210 shares of Common Stock to the remaining holder of the Promissory Note.

In May 2005, the Company issued 1,393,194 shares of Common Stock for cash at $0.61 per share, which resulted in proceeds of $668,423, net of issuance costs of $176,777. The offering also included 664,290 shares which were sold directly by selling shareholders for which the Company did not receive any proceeds. Additionally, 300,000 shares of Common Stock and warrants to purchase 60,000 shares of Common Stock at $0.61 per share expiring in May 2009 were issued by the Company to the placement agent in connection with the offering.

In October 2005, the Company began a private placement offering to sell a minimum of 1,200,000 and a maximum of 6,000,000 shares of Common Stock at $0.83 per share with net proceeds to be used for working capital, general corporate purposes and repurchase of Common Stock up to 8,250,000 shares from certain existing, related-party shareholders. Pursuant to this offering, in December 2005, the Company issued 1,665,600 shares of Common Stock for cash at $0.83 per share, which resulted in proceeds of $1,283,900, net of issuance costs of $104,100. Additionally, warrants to purchase 237,810 shares of Common Stock at $0.83 per share expiring in December 2009 were issued to the placement agent in connection with the offering. The offering continued into January 2006.

In February 2006, the Company completed the private placement offering and issued an additional 712,500 shares of Common Stock for cash at $0.83 per share, which resulted in proceeds of $549,219 net of issuance costs of $44,531. Concurrently, the Company purchased Treasury Stock of 1,050,000 shares at $0.50 per share from two members of the Company's Board of Directors and 7,200,000 shares at $0.05 per share from the Company's founders for an aggregate purchase price of $885,000. As additional consideration for the purchase of the foregoing shares from the Company's founders, the Company granted options to purchase an aggregate of 6,000,000 shares of Common Stock to the founders. These options vest at 1,500,000 per year over a period beginning January 1, 2007 to January 1, 2010 at exercise prices of $1.67 for the first three million and $2.67 for the remaining three million. The options expire January 1, 2011. As these options were issued in connection with a capital transaction and are in nature, similar to warrants, their implied value ($600,000) as determined by utilizing the Black-Scholes options pricing model, has been added to the cost ($885,000) of the Treasury Stock. The assumptions for the model were identical to those set forth in Note 2.

Note 4 - Note Payable/Line of Credit

On September 29, 2006, the Platte Valley Bank increased the Company's line of credit from $100,000 to $225,000 at an annual interest rate of 7.75%. The line of credit continues to be collateralized by a $50,000 certificate of deposit and the personal guarantees of the founders and, in addition, a security in the founders' Missouri home and the accounts receivable of the Company. As of November 6, 2006, a total of $153,622 had been drawn on the line. The balance as of September 30, 2006 was $72,040.

Note 5 - Related party transactions

In the third quarter and nine months ended September 30, 2006 the Company recorded $1,652 and $3,502, respectively, in sales from a related party (Mr. James H. Mayfield, father of Leann Saunders, a founding shareholder). An account receivable from Mr. Mayfield was outstanding at September 30, 2006 in the amount of $1,912. In the third quarter ended September 30, 2005, a sale was recorded to Mr. Mayfield in the amount of $8,005. This amount was paid in April, 2006.


Note 6 - Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SOFAS No. 128), "Earnings per Share". Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase Common Stock at the average market price during the period. Weighted average number of shares used to compute basic and diluted loss per share is the same in these financial statements since the effect of dilutive securities is anti-dilutive.

Note 7 - Commitments

In September 2006, the consulting agreements of Messrs. J.W. Roth and Jay Belk were terminated by mutual agreement. By the terms of the agreements, they did not terminate until 12 months after the Company was publicly traded and required total payments of $8,000 per month.

In June 2006, the Company entered into a building lease for its new headquarters in Castle Rock, Colorado. The lease is for a period of five years and can be extended for an additional five years. Additionally, in July 2006, the Company signed a new six month lease for reduced space at its Platte City, Missouri location. In addition to the primary rent, both leases require additional payments for operating costs. The annual primary lease payments are as follows:

           Year                       Amount
           ----                       ------
           2006                     $28,702
           2007                      44,144
           2008                      45,042
           2009                      46,170
           2010                      47,322
           2011                      23,952

Note 8 - Subsequent Events

Effective October 1, 2006, the Company entered into a six month contract with Pfeiffer High, an Investor Relations firm, which requires a fee of $4,000 per month and 400,000 warrants at an exercise price of $0.83. Pursuant to FAS123(R), Stock Based Compensation, a non-cash charge of approximately $116,000 will be recorded in the fourth quarter of 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


We are engaged in the business of livestock tracking and herd management verification solutions and consulting services for the livestock and the meat industry. We also maintain an internet portal dedicated to publishing news and trends in the agricultural industry and marketing products to this industry.

The following discussion and analysis contains forward-looking statements, which involve risk and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward looking statements.

Overview

We were incorporated in 1998 as a Missouri corporation. In March, 2005, we reincorporated in Delaware, and in March 2006, we changed our domicile from Delaware to Colorado.

Until December 31, 2004 we were structured as a Subchapter S corporation, as that term is defined in the Internal Revenue Code of 1986, as amended, with all income or loss passed through to the shareholders. Beginning on January 1, 2005 we converted to a Subchapter C corporation and began to be directly subject to federal and state income taxation.

On May 12, 2005, we completed an acquisition of the assets and assumed certain liabilities of Cattlefeeding.com, Inc. which owned and operated the Cattlenetwork.com and the Cattlestore.com websites. The sales, costs, and expenses resulting from this acquisition have been included in our results of operations since the acquisition date. Therefore, approximately 7 1/2 months of the results of operations of these acquired businesses are included in our financial statements for the year ended December 31, 2005.

Customer demand for our solutions is, to a large extent supported by the U.S. beef industry's voluntary participation in quality verification programs related to the export of beef to international markets, including Japan, Mexico, South Korea, Canada and Europe. Subsequent to the discovery of the first case of mad cow disease in the U.S. in December, 2003, the governments of these and other countries banned the import of beef from the U.S. Since that time, based on increased confidence resulting from implementation of quality verification programs (such as those offered by us), some of these key export markets such as Mexico and Canada have reopened, but the Japan market, which has historically been the largest, remained closed (with the exception of a brief period from December 2005 to January 2006), until July 27, 2006 when the Japanese indicated that they will partially re-open their market. In October 2006, the Korean market partially re-opened, however, the current rules are very restrictive. The Chinese market remains closed. The opportunity to participate in export markets presents a strong indicator of potential demand for approved verification processes, which have become essential. However, during the time in which the export markets are closed, demand for our verification products is limited as participation in verification programs in the U.S. is voluntary and is only required for exporting beef.

Results of Operations

Quarter Ended  September  30, 2006  compared to the Quarter Ended  September 30,
2005

Note: All shares reflect the 3 for 2 forward stock split approved by shareholders on February 14, 2006.

Revenues. Revenues are derived from sales of our USVerified solutions customized product and service offerings, related hardware products, and advertising related to our internet-based online services. Revenues for the quarter ended September 30, 2006 were $418,805, an increase of 85% over the 2005 amount of $226,175. The primary reason for the increase in sales was our USVerified offerings and related consulting services which contributed $177,034 in sales, compared with the 2005 amount of $134,715. In connection with our USVerified offerings, we also sell livestock identification ear tags as a complimentary service to the USVerified programs. The sales of these tags in the third quarter 2006 increased substantially from $22,307 to $89,622 as the tagging of calves tends to be seasonal in the fall of the year. The margin on these tags is minimal as it is complimentary to the main offering. Additionally, $115,000 of the third quarter 2006 revenue was attributable to revenues from internet-based online services (Cattlenetwork.com and Cattlestore.com), compared to $33,545 in the third quarter of 2005. Sales of our USVerified solutions are expected to represent a substantial proportion (in excess of 40%) of revenues in the future along with our internet-based online services which are anticipated to be in excess of 30%.

Cost of Sales and Gross Margin. Cost of sales for the quarter ended September 30, 2006 were $245,517, an increase of 110% over the 2005 amount of $116,793.
Gross margin decreased to 41% of revenues for the third quarter 2006 compared to 48% for the third quarter 2005. The principal reason for the increase in cost of sales and decrease in gross margin relates to margins of USVerified solutions and Cattlenetwork.com advertising revenues being off-set by an increased cost component of livestock identification tags which carry minimal to break-even margins. We anticipate that in the future, sales of our USVerified solutions and Cattlenetwork.com revenues will constitute an increasing proportion of overall revenue, which will assist in maintaining overall gross margin percentages in excess of 45%.

Selling General and Administrative Expenses. Selling, general and administrative expenses for the third quarter ended September 30, 2006 were $569,572, an increase of 51% over the September 30, 2005 amount of $377,737. Overall, these expenses have increased across substantially all categories principally as a result of our ongoing focus on our USVerified solutions, the expansion of Cattlenetwork.com and Cattlestore.com, and preparing for the registration of the Company's outstanding shares.

The primary categories increasing these expenses in the third quarter are salaries which increased from $96,494 in 2005 to $166,045 in 2006. Overall, headcount increased from twelve to fifteen from September 30, 2005 to September 30, 2006 (two of these persons are related to Cattlenetwork.com which was acquired in May 2005.) Legal and Accounting fees increased from $10,155 to $69,739 primarily in connection with the anticipated filing of a Registration Statement. An additional $31,266 of the increase was related to increased stock-based compensation resulting from our adoption of FAS123(R), Stock-Based Payments. Based on the stock options granted in the first quarter of 2006, stock-based compensation will be $31,266 per quarter for the remainder of 2006. Additionally, in October 2006, 700,000 warrants were issued which will result in a fourth quarter 2006 non-cash stock-based compensation expense of approximately $116,000, pursuant to FAS123(R).

Other Income(Expense). Net other expense for the quarter ended September 30, 2006 increased to $4,760 compared to $3,495 for the quarter ended September 30, 2005. The increase was primarily attributable to borrowings under our line of credit off-set by decreased interest income from cash investments.

Net Income (Loss). As a result of the foregoing, the net loss for the quarter ended September 30, 2006 was $401,044 compared to net loss of $271,850 for the quarter ended September 30, 2005.

Liquidity and Capital Resources

Based on our internal estimates, we will need approximately $950,000 to $1,000,000 over the next twelve months to execute our business plan. On September 29, 2006, our bank increased our line of credit by $125,000 from $100,000 to $225,000. As of November 6, 2006, we have drawn $153,622 on this line. At present we have sufficient cash, including the line of credit, to fund operations through approximately the end of November 2006. We are currently in the process of raising additional equity through the private sale of our shares. However, we may not be successful in our efforts to raise the additional capital. Also, there can be no assurance that additional capital will be available to us on commercially acceptable terms, or at all.

At September 30,2006, we had cash and cash equivalents of $17,362 and negative working capital of $232,656 compared to $684,833 of cash and cash equivalents and working capital of $599,322 at December 31, 2005. At December 31, 2005, we had restricted cash of $471,664, including $421,664 held in escrow for the purchase of treasury stock and a $50,000 certificate of deposit held as collateral against our line of credit. In the first quarter of 2006, the $421,664 held in escrow was released and the company acquired 8,250,000 shares of its common stock for an aggregate cash purchase price of $885,000 (See "Note 3-Common Stock" to the condensed financial statements for the quarter ended September 30, 2006).

Net cash used by operating activities during the nine months ended September 30, 2006 was $712,359 compared to $566,323 used by operating activities during the nine months ended September 30, 2005. The net cash used by operations was the principal reason for the overall reduction in our cash and cash equivalents balance.

Net cash provided by financing activities during the nine months ended September 30, 2006 was $57,924, compared to $748,081 provided by financing activities during the nine months ended September 30, 2005. As further discussed below, the net cash provided by financing activities was related primarily to the completion of private placements off-set by the acquisition of treasury stock in the first quarter of 2006.

Accounts receivable decreased to $136,358 at September 30, 2006, compared to $241,304 at December 31, 2005. The decrease in accounts receivable was primarily attributable to the increased level of USVerified revenues during the last two months of 2005 (which had not yet been collected as of December 31, 2005) principally resulting from the temporary opening of the Japanese beef export market (see "Description of Business-Industry Background"). The majority of these accounts receivable were collected in the first quarter of 2006.

Inventory increased to $27,782 at September 30, 2006 compared to $9,771 at December 31, 2005. The increase is entirely attributable to livestock identification tags acquired to meet the seasonal demand of preparing spring calves for sale.

We had no prepaid expenses as of December 31, 2005. As of September 30, 2006, prepaid expenses totaled $9,043 and related primarily to prepaid insurance.

Accounts payable and accrued expenses were $335,961 at September 30, 2006, compared to $190,030 at December 31, 2005. The increase relates primarily to increased purchases associated with Cattlestore.com, livestock identification tags and travel and audit costs associated with USVerified offerings and payment deferrals.

Deferred revenue at December 31, 2005 was $46,556, compared to $15,200 at September 30, 2006. The decrease in deferred revenue was attributable to acceleration of our US Verified development cycle.

As of September 30, 2006, the Company has no off-balance sheet arrangements of any type.

Results of Operations

Nine Months Ended September 30, 2006 compared to the Nine Months Ended September 30, 2005

Revenues. Revenues are derived from sales of our USVerified solutions customized product and service offerings, related hardware products, and advertising related to our internet-based online services. Revenues for the nine months ended September 30, 2006 were $1,079,833, an increase of 94% over the 2005 amount of $557,335. The primary reason for the increase in sales was the mid-2005 launch of our USVerified offerings which contributed, along with related consulting services, $506,769 in sales, compared with the 2005 amount of $264,015. Additionally, $306,272 of the nine months 2006 sales were attributable to revenues from internet-based online services (Cattlenetwork.com and Cattlestore.com), which were acquired on May 12, 2005 and, therefore the six months of 2005 reflects only a month and one half of revenue, or $90,295. Sales of our USVerified solutions are anticipated to represent a substantial proportion (in excess of 40%) of revenues in the future and the internet-based online services are anticipated to contribute in excess of 30%.

Cost of Sales and Gross Margin. Cost of sales for the nine months ended September 30, 2006 were $548,739, an increase of 82% over the 2005 amount of $301,048. Gross margin increased to 49% of revenues for the first nine months of 2006 compared to 46% for the first nine months of 2005. The principal reason for the increase in cost of sales and gross margin relates to sales of USVerified solutions and Cattlenetwork.com advertising revenues. We anticipate that in the future, sales of our USVerified solutions and Cattlenetwork.com revenues will constitute an increasing proportion of overall revenue, which will assist in maintaining our overall gross margin percentages in excess of 45%.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 2006 were $1,637,284, an increase of 58% over the September 30, 2005 amount of $1,037,106. Overall, these expenses have increased across substantially all categories principally as a result of our ongoing focus on our USVerified solutions, the expansion of Cattlenetwork.com and Cattlestore.com and preparing for the registration of the Company's outstanding shares.

The primary categories increasing these expenses in the first nine months of 2006 are salaries which increased from $247,509 in 2005 to $431,168 in 2006. Overall, headcount increased from four to fifteen from January 1, 2005 to September 30, 2006 (two of these persons are related to Cattlenetwork.com which was acquired in May 2005). Contracted services increased to $260,882 during the first nine months of 2006 from the 2005 amount of $220,109 primarily as a result of our focus on USVerified. Legal and Accounting fees increased from $63,330 to $213,291 primarily in connection with the anticipated filing of a Registration Statement. An additional $153,374 of the increase was related to increased stock-based compensation resulting from our adoption of FAS123(R), Stock-Based Payments. Based on the stock options granted in the first quarter of 2006, stock-based compensation will be $31,266 per quarter for the remainder of 2006. Additionally, in October 2006, 700,000 warrants were issued which will result in a fourth quarter 2006 non-cash stock-based compensation expense of approximately $116,000, pursuant to FAS123(R).

Other Income (Expense). Net other expense for the nine months ended September 30, 2006 decreased to $11,050 compared to $33,206 for the nine months ended September 30, 2005. The decrease during 2006 was primarily attributable to $25,000 interest paid in 2005 on the liquidation and conversion of a $25,000 Promissory Note, off-set by interest paid on the Cattlefeeding.com Promissory Note, by decreased borrowings under our line of credit, and interest income from cash investments.

Net Income (Loss). As a result of the foregoing, the net loss for the nine months ended September 30, 2006 was $1,117,240 compared to net loss of $814,025 for the nine months ended September 30, 2005.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported. The estimates that required management's most difficult subjective or complex judgments are described below.

Impairment of Goodwill

We recorded goodwill as a result of the acquisition of Cattlefeeding.com, Inc. Following the end of 2005, an assessment was made whether any of the goodwill recorded had been impaired. After an assessment by us and review by the independent accountants, no impairment charge was taken.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on management's best assessment of our outstanding receivables.

ITEM 3. CONTROLS AND PROCEDURES

     (a)  Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act of 1934 is accumulated and communicated to management, including its principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure.

The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its principal executive and financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon and as of the date of that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports the Company files and submits under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b)  Changes in Internal Controls

There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

                     PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS
            None

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
            None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None

ITEM 5.     OTHER INFORMATION


ITEM 6.     EXHIBITS

a) Exhibits
             1. Contract dated October 1, 2006 with Pfeiffer High Investor Relations, Inc.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   INTEGRATED MANAGEMENT INFORMATION, INC.



Date: November 14, 2006         By: /s/ John Saunders
                                   ------------------------
                                 John Saunders
                                 Principal Executive Officer


Date: November 14, 2006         By: /s/ Mark D. McGregor
                                   -------------------------
                                 Mark D. McGregor
                                 Principal Accounting Officer

 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350
      AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John Saunders, certify that:

1. I have reviewed this Form 10-QSB of INTEGRATED MANAGEMENT INFORMATION, INC.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))** for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: November 14, 2006

/s/ John Saunders
-------------------------
John Saunders
Chief Executive Officer

                                                                 Exhibit 31.2

 CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER PURSUNAT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Mark D. McGregor, certify that:

1. I have reviewed this Form 10-QSB of INTEGRATED MANAGEMENT INFORMATION, INC., Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f))** for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: November 14, 2006

/s/ Mark D. McGregor
----------------------------
Mark D. McGregor
Principal Accounting Officer

                                                                  Exhibit 32.1

              CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002



I, John Saunders, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of INTEGRATED MANAGEMENT INFORMATION, INC. on Form 10-QSB for the quarterly period ended September 30, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of INTEGRATED MANAGEMENT INFORMATION, INC.

By: /s/ John Saunders
----------------------------
Name: John Saunders
Title: Chief Executive Officer
November 14, 2006

                                                                   Exhibit 32.1

              CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
        18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002



I, Mark D. McGregor, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of INTEGRATED MANAGEMENT INFORMATION, INC. on Form 10-QSB for the quarterly period ended September 30, 2006 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of INTEGRATED MANAGEMENT INFORMATION, INC.

By: /s/ Mark D. McGregor
----------------------------
Name: Mark D. McGregor
Title: Principal Accounting Officer
November 14, 2006