Form 10KSB
period 2006-12-31
Integrated Management Information, Inc.
filed 2007-03-28
CIK 1360565

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-KSB

(Mark One)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-133634

INTEGRATED MANAGEMENT INFORMATION, INC.
(Name of Small Business Issuer in its charter)

Colorado	43-1802805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

221 Wilcox, Suite A Castle Rock, CO 80104
(Address of principal executive offices)(Zip code)

Issuer's telephone number, including area code:	303-895-3002

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which each is registered
None	None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has

been subject to such filing requirements for the past 90 days.	Yes	[X]	No	[ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The Issuer’s revenues for the fiscal year ended December 31, 2006 were $1,539,933.

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of March 1, 2007 was 19,328,839. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 15, 2007, based on the last sales price on the OTC Bulletin Board as of such date, was approximately $4,638,921.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transition Small Business Disclosure Format:	Yes	[ ]	No	[X]

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains forward-looking statements within the meaning of the federal securities laws. These forwarding-looking statements include without limitation statements regarding our expectations and beliefs about the market and industry, our goals, plans, and expectations regarding our operations and properties and results, our intentions and strategies regarding future operations, acquisitions and sales of properties, our intentions and strategies regarding the formation of strategic relationships, our beliefs regarding the future success of our operations, our expectations and beliefs regarding competition, competitors, the basis of competition and our ability to compete, our beliefs and expectations regarding our ability to hire and retain personnel, our beliefs regarding period to period results of operations, our expectations regarding revenues, our expectations regarding future growth and financial performance, our beliefs and expectations regarding the adequacy of our facilities, and our beliefs and expectations regarding our financial position, ability to finance operations and growth and the amount of financing necessary to support operations. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report on Form 10-KSB.

As used in this annual report on Form 10-KSB, unless the context otherwise requires, the terms “we,” “us,” “the Company,” “IMI” and “IMI Global” refer to Integrated Management Information, Inc., a Colorado corporation.

RISK FACTORS

You should carefully consider the risks described below before purchasing our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business or cause the value of our common stock to drop. If any of the following risks actually occur, our business could be adversely affected. In those cases, the trading price of our common stock could decline, and you may lose the value of your investment in our securities.

Risks Related to Our Business

We have had a history of operating losses, and there is no assurance that we will achieve profitability in the future.

We have a history of operating losses. It is uncertain if our future prospects will result in profitable operations. If we continue to experience losses, the value of an investment in our common stock could decline significantly.

We may be unable to raise additional capital which is necessary to continue as ongoing concern.

If our business operations continue at their current levels, we will be unable to generate sufficient revenue and cash for our planned operations and will need to raise additional capital. We can give no assurances that additional capital will be available to us on favorable terms, or at all. Our inability to obtain additional capital, if and when needed, would have a material adverse effect upon our financial condition and our ability to continue as a going concern.

Market Acceptance of our recently introduced products is uncertain.

Although management believes that market acceptance of our recently introduced products, particularly our USVerified Source and Age Verification Systems are likely, market adoption is not certain. The Company can offer investors no assurances that its products will generate sufficient revenues to support a profitable business. If sales of these products are inadequate, revenues may not be sufficient to sustain our business, which may result in cessation of operations.

In excess of 40% of our projected near-term revenue growth is contingent upon sales of USVerified Source and Age Verification Systems.

We are currently benefiting from a slow but growing movement among U.S. beef producers to source and age verify beef products. This emerging trend is fueled in part by the reopening of U.S. beef export trade with Japan and other countries. The Company, however, can offer investors no assurances that even though trade barriers to US beef exports, especially with respect to Japan, have been lifted, that there will be market acceptance of U.S. beef. In the event that export markets do not develop, we may not be able to achieve revenue growth as planned, because there will be little incentive for producers to use our verification products thus jeopardizing our viability as a profitable entity.

Unless the Japanese market regains its acceptance of U.S. beef, there is a limited market for our products.

As a result of mad cow disease in at least one animal in the U.S., the Japanese and Korean beef markets were closed to U.S. cattle and have been so for a protracted period except for a few weeks in December 2005 and January 2006 with the Japanese market. Because the Japanese and Korean markets are the largest beef export markets for U.S. producers accounting for approximately 37% and 24% respectively, and because each market requires verification, it is important to the sale of our products. Because the U.S. market does not mandate verification, there is limited incentive for beef producers to purchase our products. Therefore, unless the Japanese market for U.S. beef which recently re-opened, remains open and there is again consumer acceptance of U.S. beef, our sales will be significantly impaired and we will be unable to operate at a profit.

In the event that market demand for beef products declines, our customers may not be able to generate sufficient revenues to justify purchase of our verification solutions and consulting services

Public attitudes towards beef may be influenced by claims that beef products are unsafe for consumption or pose unknown health risks. Decreased demand for beef products could have a material adverse affect on the operating results and financial condition of our existing or prospective customers. If operating results of our customers are impaired, the resources that our customers can devote to building information systems for tracking cattle and herd management would be reduced which in turn would limit purchases of our verification solutions and consulting services. Therefore, our ability to generate revenue is subject to the risks and uncertainties relating to the financial condition of its customers.

Our future success depends upon our ability to obtain and enforce patents; prevent others from infringing on our patents, trademarks and other intellectual property rights; and operate without infringing upon the patents and proprietary rights of others.

We will be able to protect our intellectual property from unauthorized use of third parties only to the extent that it is covered by valid and enforceable patents and trademarks. We currently have three patents pending with the U.S. Patent Office, one of which accounts for over 40% of our total revenues. Patent protection generally involves complex legal and factual issues and, therefore, the enforceability of patent rights cannot be predicted with certainty. Moreover, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States. In the event that patents owned by us do not provide adequate protection, we may not be able to prevent competitors from offering substantially similar products and services. Failure to protect our proprietary rights could seriously impair our competitive position.

Failure to protect our proprietary rights could seriously impair our competitive position.

In the event that third parties claim that our current or future products or services infringe upon their intellectual property, we may face litigation and be prevented from selling the products and services at issue. Infringement or other claims could be asserted or prosecuted against us in the future, and it is possible that past or future assertion or prosecutions could harm our business. Litigation either in defense of our intellectual property rights or in response to infringement claims made by others may be, both expensive and time consuming, which in turn would adversely affect our business.

We operate in a highly competitive industry with a limited market characterized by changing technology, frequent introductions of new products, product enhancements, and evolving industry standards.

We compete with many other vendors of products and services designed for tracking cattle and for herd management. Our competitors range from small start-up companies to multi-national firms of which there are at least four - See "Competition" below. These four competitors have significantly greater financial, technical and marketing resources. Competition is likely to intensify as current competitors expand their product offerings and as new companies enter the market. Increasing competition may result in reduced margins and the loss of market share. Our competitors may offer broader product lines or technologies that are more commercially attractive and gain greater market acceptance than our current or future products. Additionally, new technology may render our products obsolete.

Our future success depends to a significant degree upon the continued service of key senior management personnel, in particular, John and Leann Saunders.

Both John and Leann Saunders' reputation and prominence in the field provide the Company with a strong competitive advantage. While they are currently bound by employment agreements, we can offer investors no assurance that John and or Leann Saunders will be able to continue to work for us in the event of an unforeseen accident, severe injury or major disease, or on a long-term basis. The loss of key personnel could have a material adverse effect on our business and operating results.

New corporate governance requirements are likely to increase our costs and make it more difficult to attract qualified directors.

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as rules adopted by the Securities and Exchange Commission. We expect that these laws, rules and regulations will increase our legal and financial compliance costs and make some activities more difficult, time-consuming and costly particularly the outside review of our internal controls. We also expect that these new requirements will make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur significantly higher costs to obtain coverage. These new requirements are also likely to make it more difficult for us to attract and retain qualified individuals to serve as members of our board of directors or committees of the board.

Because we are not presently subject to the same corporate governance standards as companies listed on registered stock exchanges or NASDAQ, our officers and Directors may have interests adverse to those of the Shareholders.

Registered stock exchanges and NASDAQ have enhanced corporate governance requirements that apply to issuers that list their securities on those exchanges. We plan to apply for the listing of our shares on the OTC Bulletin Board, which does not have comparable requirements. For instance, we are not required to have any independent directors or to adopt a code of ethics. In certain circumstances, management may not have the same interests as the shareholders and conflicts of interest may arise. We do not presently have a policy to resolve conflicts of interest. Notwithstanding the exercise of their fiduciary duties as directors and executive officers and any other duties that they may have to us or our shareholders in general, these persons may have interests different than yours which could adversely affect your investment.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Organization Within the Last Five Years

Integrated Management Information, Inc. was incorporated in 1998 as a Missouri corporation. In March, 2005, we reincorporated in Delaware and in April 2006 we redomiciled to Colorado.

On February 14, 2006, our shareholders approved a three for two stock split. All common shares here-in reflect this split.

Until December 31, 2004 we operated as a Subchapter S corporation under the Internal Revenue Code of 1986, as amended, with any income or loss passed through to the shareholders for income tax purposes. Beginning January 1, 2005 we converted to a Subchapter C corporation and became subject to income taxation.

Description of Business

Overview and Business Development

We were organized to apply information technology and electronic documentation management to the livestock industry by addressing the growing importance to the industry (producers, processors, and customers) of detailed information regarding identification, traceability, and verification of marketing claims such as: source of origin information, genetic background, animal treatment, animal health history, animal age, animal movements, nutrition, and other credence attributes (those claims made that can not be confirmed by visual inspection once the product reaches the meat case and is marketed to the consumer). To address this demand, we developed a range of proprietary web based applications, consulting methodologies, auditing processes, and other services to allow the livestock industry to record, manage, report, and audit this information.

In May 2005, we acquired certain assets and liabilities of Cattlefeeding.com, Inc., an entity which operated Cattenetwork.com, an internet-based online service providing news and information about the North American cattle industry. Cattlenetwork.com contributes revenues from its e-commerce activities (Cattlestore.com) and advertising.

Industry Background

As the cattle livestock industry has matured and expanded internationally, there has been an increasing need to record, manage, report and audit information regarding the source, age, genetic background, nutrition, and other credence attributes of livestock for the benefit of producers, processors, distributors, retailers, consumers, and regulators.

Demand for livestock identification, traceability and verification solutions further accelerated in recent years due to industry and consumer concerns regarding bovine spongiform encephalopathy (mad cow disease) governmental and industry regulations regarding recordkeeping for livestock, and technology, and technology advances, including radio frequency ID tags for livestock and web-based systems facilitating real-time data entry and reporting.

Many of the world's largest beef exporting countries, including Brazil, Argentina, and Australia, have established mandatory traceability and verification standards. Other countries have issued voluntary animal identification and traceability standards. The United States lags with regards to meeting this market demand, as the United States government has not to date established voluntary or mandatory traceability and verification standards. Currently, the Agriculture and Plant Health Inspection Services Agency ("APHIS") is working on the development of recommended voluntary animal identification and traceability standards. However, the estimated time for launch is not until January 2009.

To support industry driven marketing programs and to comply with regulations established by international export partners, the United States Department of Agriculture ("USDA"), Agriculture Marketing Service, Audit, Review and Compliance Branch has established the voluntary Quality System Assessment, Non Hormone Treated Cattle, and Process Verified programs based on ISO 9000 Standards. These programs provide guidelines and structure to enable suppliers of agricultural products and services to assure customers of their ability to provide consistent quality products or services by having their processes audited by independent, third-party audits using USDA approved methodologies and standards.

The USDA's Quality System Assessment (QSA) program is a documented quality management system and verification trail that can support specific product claims or customer requirements, as well as confirm compliance with export standards. The approved QSA must show that characteristics of the product are being monitored and measured accurately. Approved QSA programs are audited by the USDA at least twice per year.

The USDA's Process Verified Program ("PVP") is similar to the QSA program, but broader in scope. Like the QSA, PVP ensures that companies deliver products that meet stated product claims. In addition, it provides beef suppliers with a verifiable marketing tool. Once marketing claims are verified by the USDA, the company may use the "USDA Process Verified" shield on its marketing materials.

Both Quality Systems Assessment and Process Verification Programs are applicable to a company's entire program or certain portions of its programs where specified producer or product requirements are supported by a document quality management system and the documented delivery processes are verified through an independent, third party audit. To operate an approved program, suppliers must submit a documented quality management system to the Audit Review and Compliance Branch of the USDA Livestock and Seed Program and successfully pass a document review and an on-site audit.

Within the United States, these USDA programs are voluntary and are primarily useful in providing the industry with a process for demonstrating source, age, and quality attributes as the product moves through the supply chain. In addition, compliance with the programs allows producers to verify claims such as "all natural," "non-hormone treated," or "guaranteed tender."

To market beef products outside of the United States, suppliers must comply with the QSA and PVP policies and procedures and address the specified product requirements addressed in the USDA Export Verification ("EV") Instructions specific to each country. Regardless of final export destination or specific Export Verification program requirements, US suppliers seeking to sell beef products must participate in a pre-approved Quality System Assessment  or Process Verified Program so as to have an approved means of verifying source, age, and other specific product requirements. Therefore, though the program is voluntary, it is mandatory to gain access to export markets.

To market beef products in Japan, Mexico, South Korea, and Europe, the world's largest export markets, beef is required to be sourced from cattle that are of a certain maximum age at the time of slaughter. The USDA QSA program is the standard mechanism for verifying source and age for these export markets and, therefore, is a mandatory requirement for producers, packers, and distributors to sell beef products for export to these key markets.

These export markets represent a significant opportunity for the US cattle industry. Prior to the discovery of the first case of mad cow disease in the US in December 2003, the USDA estimated that the industry exported approximately $2.8B to Japan, Mexico, South Korea, and Canada. The governments of these and other countries responded to the discovery by forbidding import of beef from the US, and exports fell to approximately $0.4B during 2004. In large part because of implementation of the USDA QSA initiatives, export partners' confidence in the US cattle supply increased, and many export markets reopened, including Mexico, Canada, Hong Kong, Singapore, and Taiwan. In December 2005, Japan lifted its ban on imported US beef, but reinstated it in January 2006 after an inspection revealed a case of non-compliance with the Japanese import regulations. As of July 27, 2006, the Japanese market has reopened. The Korean market has also reopened, but has imposed restrictions which make compliance extremely difficult. The Chinese market remains closed. Current beef consumption within the US has not changed over the past 20 years, while the productivity of the US beef industry continues to improve. Therefore, international market access and growth is critical for the US beef industry. Future growth opportunities for US protein lie in consumption growth internationally, as only 2% of the world's population resides in the US.

The opportunity to participate in export markets presents a strong indicator of potential demand for approved verification processes, which have become essential. However, during the time in which the export markets are closed, demand for solutions to comply with these regulatory requirements is constrained.

The Business

To address the livestock industry's requirements to deploy and maintain identification, traceability, and verification systems and to facilitate participation in and compliance with the USDA's Quality System Assessment, Process Verification, and Beef Export Verification Programs, we have developed and offer a balanced portfolio of products and services. These solutions address specific requirements at each level of the livestock supply chain. In addition, we offer customized solutions to address unique customer requirements. We complement these products and services with our Cattlenetwork.com and Cattlestore.com industry information services and internet portals.

Our product and services offerings are described in further detail below.

USVerified

We offer a range of products and services under our USVerified brand to track, record, manage, report, and audit key data regarding livestock. Our offerings address the needs of each industry segment, and our customers span the supply chain from birth through the various stages of feeding and raising the livestock, to packing and distribution. We have no principal suppliers because most of our revenue is service related. What products we do purchase (principally cattle identification ear tags) we purchase primarily from Allflex and Digital Angel. However, there are numerous other companies which manufacture and market such ear tags.

Our USVerified products and services offerings are tailored to the needs of each level of the beef supply chain in support of USDA programs:

Suppliers (Cow/Calf Producers)

Supply Verified is a verification and auditing service offered to cattle suppliers that enables them to demonstrate their ability to efficiently and accurately track key data related to the source and age of cattle. The USDA has informed us that our Supply Verified program was the industry’s first USDA approved offsite evaluation process for cattle suppliers to meet requirements under the USDA's QSA and PVP programs.

Under the Supply Verified program, suppliers provide documentation to us about their processes for compliance with the QSA program. This documentation is evaluated and audited by us and, if warranted, we provide a certificate that the producer meets the requirements of source and age verification. We charge each cattle supplier a fixed annual fee for performing the audit and providing the certification. In order to maintain QSA certification, a supplier must participate in the annual audits.

Based on the State of the Industry Report 2006 published by Primedia, the USDA estimates that there are approximately 775,000 independent suppliers of cattle in the United States, of which approximately 5,310 have herds of at least 500 head.

Feed Yards

We offer solutions to enable feed yards to comply with USDA's QSA requirements. Initially, we work with the feed yard to implement the required systems and procedures to track key data regarding the cattle that move through the operation, including source and age as well as additional health and nutritional information. This service is provided and priced to feed yards on a packaged basis, which includes access to our proprietary web based applications and processes, completion of a USDA program compliant manual, obtaining USDA approval, implementation services, and initial training. In addition, we offer a monthly service to maintain the USDA compliant manual and web host the data.

Based on the State of the Industry Report 2006 published by Primedia, there are approximately 89,444 independent feed yards in the United States with approximately 2,176 having capacity of at least 1,000 head.

Packers

We offer solutions to meat packers, processors and distributors to demonstrate that their products comply with USDA's QSA requirements, Export Verification ("EV") requirements as well as the USDA's Process Verified Program ("PVP"), which is broader in scope than the QSA program. Suppliers with approved USDA Process Verified Programs are able to make marketing claims associated with their process verified points -- such as age, source, feeding practices, or other raising and processing claims - and market themselves as "USDA Process Verified." This service is provided and priced to meat packers on a packaged basis, which includes access to our Proprietary web based applications and processes, completion of a USDA program compliant manual, obtaining USDA approval, implementation services, and initial training. In addition, we offer a monthly service to maintain the USDA compliant manual and web host the data.

According to the most recent Packers & Stockyards data, in 2005 there were 657 federally inspected slaughter plants in the U.S. The top 4 firms slaughtered 79.1% of the total.

Consulting

In addition to our standard USVerified product offerings, we offer consulting and web-based development on a customized basis to meet special customer requirements.

For the years-ended December 31, 2006 and 2005, our US Verified Programs provided approximately 55% and 73%, respectively, of our revenue.

Hardware

In support of these proprietary product and service offerings, we offer hardware products (primarily identification cattle ear tags) to our customers. While these hardware products have lower profit margins compared with our proprietary offerings, they allow us to offer our customers a comprehensive solution. Approximately 19% and 14% of our revenue was provided by the sale of hardware during the years-ended December 31, 2006 and 2005, respectively.

Internet-Based Online Services

We own and operate Cattlenetwork.com, an internet-based online service providing news and information about the North American cattle industry and Cattlestore.com, an e-commerce site for customers to purchase a wide range of products and supplies related to agriculture. This business was acquired in May 2005. Prior to this acquisition, we did not offer any internet based online services.

According to Alexa Internet, an information service that tracks and analyzes website traffic, Cattlenetwork.com is the second largest online source of news and information regarding the North American cattle industry.

We derive revenue from our internet-based online service offerings through a combination of advertising sales to companies seeking to reach Cattlenetwork’s unique base of readers and sales of products through Cattlestore.com. Internet sales and advertising generated approximately 26% and 13% of our revenue for the years-ended December 31, 2006 and 2005, respectively.

Sales and Marketing

We sell our USVerified products and services directly to customers at various levels in the livestock supply chain. This program was formally launched in June of 2005 and represented a new line of business for the Company. Our largest customers are Smithfield, the largest U.S. pork packer and fifth largest beef packer; National Beef, the fourth largest U.S. beef packer; Harris Ranch; PM Beef Group; Creekstone Foods; US Premium Beef; Farmland Foods; Cargill Meat Solutions; Meyer Natural Angus; Land O Lakes; Purina Mills; Visa Trace; Walco Animal Health; Schering Plough Animal Health; Merial Corporation; Superior Livestock Marketing; The Beef Marketing Group; Angus GeneNet; Montana Branded Beef Association; Origen; the Missouri Department of Agriculture; the Missouri Veterinary Medical Association; and The Arkansas Department of Agriculture. No single customer generates more than 10% of our revenue.

Our marketing strategy includes direct marketing, advertising, event sponsorship, and trade show participation. From a public relations perspective, our staff is frequently quoted in industry trade journals and requested as speakers at various industry events as subject matter experts on the topics of animal identification, traceability, and the USDA QSA, EV and PVP programs. We maintain strong affiliations with Breed Associations, US Meat Export Federation, National Cattlemen’s Beef Association, and Livestock Marketing Association.

In order to reach additional customers, we are developing strategic marketing partnerships with leading companies in the industry with complementary abilities and products. In February 2006, we entered into two strategic alliances:

* We announced a marketing agreement with Merial, Ltd. Under this agreement, Merial will offer our USVerified source and age verification solutions to cattle producers together with Merial's SUREHEALTH calf preconditioning program.

* We entered into an agreement with Superior Livestock, under which we will assist Superior Livestock in establishing a branded QSA compliant program, Superior Verified. Under this agreement, we will offer certification and auditing solutions to Superior Livestock's cattle producers.

We do not currently rely on any third party contracts with distributors, licenses or manufacturers in conducting our business.

Competition

Of the 775,000 independent suppliers of cattle in the United States, we estimate that only approximately 40,000 use some form of verification program. We currently provide tracking information for approximately 1,500 of these independent suppliers. Our system is a paper based system which does not require the use of a computer. All of the systems of our competitors require computer applications. Due to lack of computerized technology and accessibility at the supplier level, the paper based system utilizing a fax machine has gained wider acceptance. The remote transmittal of information by fax allows us to provide off-site evaluations. This reduces travel expenses and costs. Our system allows for offsite servicing (the review of the faxed information by our auditors and telephone verification) coupled with on site sample audits. All of our competitors require on site inspection. Our other advantage, to the best of our knowledge, is that our competitors do not offer a USDA approved program to feedlots and packers and therefore those that use our program also create additional opportunity with the cattle suppliers to utilize our verification (Supply Verify) program.

Our key competitors are:

AgInfolink, a privately held global information technology company that develops traceability tools for the world’s food supply. In 2005, this company also acquired the business operations of Animal Permanent Electronic Identification Systems, Inc., a provider of animal traceability solutions to cattle producers in the central plains and Montana. AgInfolink competes with us on our Supplied Verify Program. We estimate that AgInfolink has less than 1,000 customers.

eMerge Interactive, Inc., a technology company serving the agricultural food service and healthcare industries. Its two principal business focuses are food safety technology and livestock management principally through its Inspection Control and Cattle log Animal Information Systems. eMerge competes with us on our Supplied Verify Program. We estimate that eMerge has less than 1,000 customers. On February 14, 2007, eMerge filed for voluntary protection under Chapter 11 of the United States Bankruptcy code.

MicroBeef Technologies, is a manufacturer of computerized real-time management systems for the beef industry. Its management systems include marketing management, information systems, nutrition programs and health administration. They also have a verification program, ECM, which competes with our Supply Verified Program. We estimate that MicroBeef has less then 500 customers.

Sterling Solutions, an affiliate of Sterling Marketing, Inc., offers market driven source verification programs designed for simplicity and compliance with domestic and international standards. Sterling Solutions is a USDA Process Verification Program which competes with our Supply Verified Program. We estimate that Sterling has approximately 150 customers.

Intellectual Property

The Company has been issued a patent, No. 7,181,408, for its Livestock pricing system and has one patent pending: Serial No. 11/190, 245 - Computer program and method for establishing, documenting, implementing and maintaining a quality management system for quality systems assessment and product verification programs.

We have been granted trademarks for the IMI logo, Passport to Profitability, Beef Passport and Grid Max. We have filed trademark applications for Chuteside, Web Integrator, US Verified, IMI Global, Cattlenetwork and Cattlestore.

Employees

As of December 31, 2006 we had fourteen (14) employees all of which are full-time.

ITEM 2.    DESCRIPTION OF PROPERTIES

We lease approximately 3,100 square feet of office space in a one story office facility in Castle Rock, Colorado which is used as our corporate headquarters. Our lease expires on June 18, 2011. Our rent for the facility in Castle Rock, Colorado is $4,973 per month.

We lease approximately 2,415 square feet of office space in a two story building in Platte City, Missouri. Our lease expires on January 31, 2008. Our rent for the facility in Platte City, Missouri is $1,550 per month.

ITEM 3.     LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. We are not aware of any contemplated legal proceeding by a governmental authority or a private party involving IMI Global.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2006, no matters were submitted to a vote of security holders.

PART II

ITEM 5. MARKET FOR COMMON EQUITY’ RELATED STOCKHOLDER MATTERSAND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Since the inception of the public trading of our securities on November 15, 2006, our common stock has been listed on the over-the-counter electronic bulletin board (“OTC:BB”) under the symbol “INMG”. The following table sets forth the range of high and low bid prices since the debut of public trading in our shares.

	High	Low
Calendar Year 2006
Fourth Quarter	$1.40	$0.33

The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 15, 2007, the closing bid price of the common stock was $0.24.

As of March 15, 2007, we estimate that there were approximately 135 beneficial and actual owners of our Common Stock.

Between November 9, 2007 and November 15, 2007 we sold 905,768 shares of our common stock at an average sales price of $0.63 per share to six investors, netting $571,460. There was no commission paid on the sale of these shares.

The issuance of these shares of our common stock described above was pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and related state private offering exemptions. All of the investors were Accredited Investors as defined in the Securities Act who took their shares for investments purposes without a view to distribution and had access to information concerning the company and its business prospects, as required by the Securities Act.

In addition, there was no general solicitation or advertising for the purchase of these shares. All certificates for these shares issued pursuant to Section 4(2) contain a restrictive legend. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

We are engaged in the business of livestock tracking and herd management identification and verification solutions and consulting services for the livestock and the meat industry. We also maintain an internet portal dedicated to publishing news and trends in the agricultural industry and marketing products to this industry.

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

On May 12, 2005, we completed an acquisition of the assets and assumed certain liabilities of Cattlefeeding.com, Inc. which owned and operated the Cattlenetwork.com and the Cattlestore.com websites. The sales, costs, and expenses resulting from this acquisition have been included in our results of operations since the acquisition date. Therefore, approximately 7 1/2 months of the results of operations of these acquired businesses are included in our financial statements for the year ended December 31, 2005 and twelve months for the year ended December 31, 2006.

As set forth in Description of Business-Industry Background, customer demand for our solutions is, to a large extent supported by the U.S. beef industry's voluntary participation in quality verification programs related to the export of beef to international markets, including Japan, Mexico, South Korea, Canada and Europe. Subsequent to the discovery of the first case of mad cow disease in the U.S. in December, 2003, the governments of these and other countries banned the import of beef from the U.S. Since that time, based on increased confidence resulting from implementation of quality verification programs (such as those offered by us), some of these key export markets such as Mexico and Canada have reopened. The Japan market, which has historically been the largest, remained closed (with the exception of a brief period from December 2005 to January 2006) and then, on July 27, 2006 the Japanese re-opened their market, however, Japanese customers have been slow to buy U.S. beef. The Korean market has also been re-opened but has imposed requirements which make compliance extremely difficult. China remains closed. The opportunity to participate in export markets presents a strong indicator of potential demand for approved verification processes, which have become essential. However, during the time in which the export markets are constrained, demand for our verification products is limited as participation in verification programs in the U.S. is voluntary and is only required for exporting beef. However, even in the current environment, we have experienced increasing demand for our verification and identification programs, driven by growing demand in Japan and Europe and, in the U.S., marketing claims of NHTC (non-hormone treated cattle) and humane handling.

Liquidity and Capital Resources

At December 31, 2006, we had cash and cash equivalents of $230,539 and working capital of $74,123 compared to $684,833 of cash and cash equivalents and working capital of $599,322 at December 31, 2005. At December 31, 2005, we had restricted cash of $471,664, including $421,664 held in escrow for the purchase of treasury stock and a $50,000 certificate of deposit held as collateral against our line of credit. In the first quarter of 2006, the $421,664 held in escrow was released and the company acquired 8,250,000 shares of its common stock for an aggregate cash purchase price of $885,000 (See Note 6 to the financial statements).

Net cash used by operating activities during the year ended December 31, 2006 was $1,152,365 compared to $869,783 used by operating activities during the year ended December 31, 2005. The net cash used by operations was the principal reason for the overall reduction in our cash and cash equivalents balance.

Net cash provided by financing activities during the year ended December 31, 2006 was $713,966, compared to $1,711,238 provided by financing activities during the year ended December 31, 2005. As further discussed in Note 6 to the financial statements, the net cash provided by financing activities was related primarily to the completion of private placements off-set by the acquisition of treasury stock in the first quarter of 2006. In summary, a net total of $2,416,452 was raised in 2005 and 2006, after considering the $885,000 purchase of treasury stock.

Accounts receivable decreased to $178,159 at December 31, 2006, compared to $241,304 at December 31, 2005. The decrease in accounts receivable was primarily attributable to the increased level of USVerified revenues during the last two months of 2005 (which had not yet been collected as of December 31, 2005) principally resulting from the temporary opening of the Japanese beef export market. The majority of these accounts receivable were collected in the first quarter of 2006.

We had no prepaid expenses as of December 31, 2005. As of December 31, 2006, prepaid expenses totaled $33,435 and related primarily to prepaid insurance.

Accounts payable and accrued expenses were $214,753 at December 31, 2006, compared to $190,030 at December 31, 2005. The increase relates primarily from increased activity compared to the fourth quarter of 2005.

Deferred revenue at December 31, 2006 was $10,820, compared to $46,556 at December 31, 2005. The decrease in deferred revenue was attributable to acceleration of our US Verified development cycle.

We believe that we have sufficient financial resources to fund our operations during 2007. Considering our cash on hand at December 31, 2006, our available line of credit of $68,000, the recent stock sale of $250,000 and our internal estimates, we have sufficient cash to execute our 2007 Business Plan. Our founders have also offered to lend funds to the Company. However, if U.S. beef export markets, particularly that of Japan, were to close or other unanticipated factors impact our plan, we may require additional capital to support our operations during 2007. At the present time, we do not have formal commitments for any such additional capital, and there can be no assurance that, if needed additional capital will be available to us on commercially acceptable terms, or at all.

As of December 31, 2006, the Company has no off-balance sheet arrangements of any type.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

Revenues are derived from sales of our USVerified identification and verification solutions, related hardware products, and advertising and products related to our internet-based online information/news site and e-commerce site. Revenues for the year ended December 31, 2006 were $1,539,933, an increase of 61% over the 2005 amount of $957,894. The primary reason for the increase in sales was a full year of operations from both our US Verified solutions and our internet-based online web sites.

In mid-2005, the verification and identification US Verified programs were launched and received strong demand in anticipation of the Japanese border re-opening. The border re-opened in early December 2005 but was subsequently closed in January 2006 due to a non-conforming meat shipment unrelated to the company’s programs. The Japan border was re-opened again in late July so that 2006 reflects approximately 6 months of the Japan border being open. While Japanese customers have been slow to respond to U.S. beef, the re-opening has driven increased demand for our US Verified solutions. Marketing claims, including NHTC (non-hormone treated cattle) and humane handling, have also increased demand for our US Verified solutions.

In 2006, US Verified solutions revenue increased 21% to $854,763 in 2006 from $704,968 in 2005. Related hardware sales, principally cattle identification ear tags, increased 118% to $289,767 in 2006 from $132,708 in 2005. Sales of our USVerified solutions are expected to represent a substantial proportion (in excess of 40%) of revenues in the future. As set forth in Description of Business--Industry Background, we believe that customer demand for our USVerified solutions will increase substantially with the reopening of key export markets. Our internet-based online web sites (Cattlenetwork.com and Cattlestore.com) were acquired in May 2005 and therefore reflect 7 ½ months of operations in 2005. Revenue from these sites increased 221% to $395,403 in 2006 from $123,218 in 2005. The Cattlenetwork.com website, which derives the majority of revenue from advertising, increased 146% to $239,732 in 2006. The Cattlestore.com website, which was launched in late 2005, derives its revenue from lower margin e-commerce product sales. In 2006, revenues from Cattlestore.com increased 579% to $155,671.

Cost of Sales and Gross Margin

Cost of sales for the year ended December 31, 2006 were $781,494, an increase of 46% over the 2005 amount of $534,158. Gross margin increased to 49% of revenues for 2006 compared to 44% for 2005. The primary reasons for the increased margin and margin percent relates to the overall increase in revenue coupled with the higher advertising revenue and margins of Cattlenetwork.com and improved margins in hardware and Cattlestore.com sales which carry lower margins. We anticipate that in the future, sales of our USVerified solutions and Cattlenetwork.com advertising revenue will constitute an increasing proportion of overall revenue, which will result in a corresponding increase in overall gross margin percentage due to the comparatively higher margins of these products and service offerings.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2006 were $2,302,248, an increase of 63% over the 2005 amount of $1,414,007. Overall, these expenses have increased across substantially all categories principally as a result of our focus on USVerified solutions, the expansion of Cattlenetwork.com and Cattlestore.com, preparing for the registration of the Company's outstanding shares, and expenses associated with stock-based compensation.

The primary categories increasing these expenses are salaries which increased from $258,647 to $563,176. Overall, headcount increased from four at the beginning of 2005 to twelve at the end of 2005 and fifteen by the end of 2006. Two persons of the increase in 2005 were related to the acquisition of Cattlenetwork.com. Legal and professional fees increased from $90,988 in 2005 to $274,932 in 2006 as a result of the anticipated filing of a Registration Statement and stock-based compensation (See Note 9) increased from $30,000 in 2005 to $353,410 in 2006 as a result of the Company’s adoption of FAS123(R) effective January 1, 2006. Contracted services declined slightly in 2006 to $335,614 from $362,418 in 2005. The Company plans to reduce its reliance on contractors by engaging permanent employees as required.

Other Income (Expense)

Net other expense for the year ended December 31, 2006 decreased to $15,233 compared to $37,701 for the year ended December 31, 2005. The decrease during 2006 was primarily attributable to $25,000 interest paid on a Promissory Note which was retired in 2005.

Net Income (Loss)

As a result of the foregoing, the net loss for the year ended December 31, 2006 was $1,559,042, compared to $1,027,972 for the year ended December 31, 2005.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported. The estimates that required management's most difficult subjective or complex judgments are described below.

Impairment of Goodwill

We recorded goodwill as a result of the acquisition of Cattlefeeding.com, Inc. Following the end of 2005 and 2006, an assessment was made whether any of the goodwill recorded had been impaired. After an assessment by us and review by the independent accountants, no impairment charge was taken.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on management's best assessment of our outstanding receivables.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
INTEGRATED MANAGEMENT INFORMATION, INC.

We have audited the accompanying balance sheets of Integrated Management Information, Inc. as of December 31, 2006 and 2005 and the related statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Management Information, Inc. as of December 31, 2006 and 2005 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gruber & Company, LLC
Lake Saint Louis, Missouri
February 15, 2007

Item 7. Financial Statements
Integrated Management Information, Inc Balance Sheets
		December 31,
Assets	2006		2005
Current assets
Cash and cash equivalents	$230,539		$684,833
Accounts receivable, net of allowance of $14,000 and $21,950	178,159		241,304
Inventory	14,185		9,771
Prepaid expenses	33,435		---
Total current assets	456,318		935,908
Restricted cash
Cash restricted for purchase of treasury stock	---		421,664
Cash restricted for payment of line of credit	50,000		50,000
Total restricted cash	50,000		471,664
Property and equipment
Equipment and furniture	115,409		99,514
Less accumulated depreciation	(83,792)		(65,739)
Net property and equipment	31,617		33,775
Other assets
Intangible assets, net	46,633		67,564
Goodwill	418,208		418,208
Total other assets	464,841		485,772
Total assets	$1,002,776		$1,927,119
Liabilities and shareholders’ equity
Liabilities
Current liabilities
Notes payable	$156,622		$100,000
Accounts payable	206,466		178,847
Accrued expenses	8,287		11,183
Deferred revenues	10,820		46,556
Total current liabilities	382,195		336,586
Notes payable	350,000		350,000
Shareholders’ equity
Common stock, par value $.001 per share. Authorized 95,000,000 shares; issued and outstanding 27,023,283 shares (8,250,000 held in treasury) and 25,405,015 shares (Note 1)	27,024		169,366
Additional Paid-in capital	4,315,571		2,099,139
Treasury Stock of 8,250,000 shares	(1,485,000)		---
Retained (deficit)	(2,587,014)		(1,027,972)
Total shareholders’ equity	270,581		1,240,533
Total liabilities and shareholders’ equity	$1,002,776		$1,927,119
See accompanying notes to financial statements

Integrated Management Information, Inc. Statement of Operations For the years ended December 31, 2006 and 2005
	2006	2005
Revenues	$1,539,933	$957,894
Cost of sales	781,494	534,158
Gross profit	758,439	423,736
Selling, general and administrative expenses (1)	2,302,248	1,414,007
Income (loss) from operations	(1,543,809)	(990,271)
Other income (expense)
Interest income	9,068	3,173
Interest expense	(24,301)	(40,874)
Net other expense	(15,233)	(37,701)
Loss before income taxes	(1,559,042)	(1,027,972)
Income taxes	---	---
Net income (loss)	$(1,559,042)	$(1,027,972)
Earnings (loss) per share (Note 9)	$(0.08)	$(0.04)
Average shares outstanding	18,885,183	23,300,069

(1) Includes stock-based compensation - See Note 9	$353,410	$30,000

See accompanying notes to financial statements

Integrated Management Information, Inc. Statements of Stockholders’ Equity For the years ended December 31, 2006 and 2005
	Common Stock Shares (Note 1)	Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Total
Balance, December 31, 2004	18,000	$18	$982	$(33,067)		$	$ (32,067)
January, 2005 - Additional Common shares issued to founders	16,452,000	16,452	(16,452)				---
January, 2005 - Common shares issued for cash upon exercise of options	4,117,950	4,118	213,737				217,855
January, 2005 - Common stock issued to convert note payable-Related parties	1,417,050	1,417	73,583				75,000
March, 2005 - stock options Issued to non-employees			30,000				30,000
May, 2005 - Common stock issued to convert note payable	41,210	41	(41)				---
May, 2005 - Options issued for purchase of Cattlefeeding.com Inc.			15,000				15,000
May, 2005 - Common stock issued as consulting fees	300,000	300	181,700				182,000
May, 2005 - Proceeds from sale of stock, net of fees totaling $176,777	1,393,205	1,393	485,030				486,423
December, 2005 - Proceeds from sale of stock, net of fees totaling $104,100	1,665,600	1,666	1,282,234				1,283,900
“S” Corp deficit/other			(22,673)	33,067			10,394
Net income for the year ended December 31, 2005				(1,027,972)			(1,027,972)
Balance, December 31, 2005	25,405,015	25,405	2,243,100	(1,027,972)			1,240,533
February 2006 - Proceeds from sale of common stock, net of fees totaling $44,530	712,500	713	548,507				549,220
February 2006 - Purchase of Treasury Stock-8,250,000 shares					(885,000)		(885,000)
February 2006 - Implied value of stock options granted to founders in consideration of the sale of treasury stock (Note 7)			600,000		(600,000)
Stock-Based Compensation			353,410				353,410
December 2006 - Proceeds from sale of common stock	905,768	906	570,554				571,460
Net loss for the year ended December 31, 2006				(1,559,042)			(1,559,042)
	27,023,283	$27,024	$4,315,571	$(2,587,014)	$(1,485,000)		$207,581

See accompanying notes to financial statements

Integrated Management Information, Inc. Statements of Cash Flows For the years ended December 31, 2006 and 2005
	2006		2005
Cash flows from operating activities
Net income (loss)		$(1,559,042)	$(1,027,972)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization		38,984	37,449
Provision for bad debts		27,864	9,950
Stock-based compensation		353,410	30,000
Changes in assets and liabilities
Accounts receivable		35,281	(183.621)
Inventory		(4,414)	(9,771)
Prepaid expenses		(33,435)	55,914
Accounts payable		27,619	166,224
Accrued expenses		(2,896)	5,488
Deferred revenues		(35,736)	46,556
Net cash provided (used) by operating activities		(1,152,365)	(869,783)
Cash flows from investing activities
Acquisition of office furniture and equipment		(15,895)	(6,634)
Acquisition of Cattlefeeding.com		---	(150,000)
Net cash used by investing activities		(15,895)	(156,634)
Cash flows from financing activities
Proceeds from line of credit, net		56,622	27,330
Promissory note repayment		---	(25,000)
Proceeds from sale of common stock		1,120,680	2,180,572
Restricted cash released from escrow		421,664	---
Purchase of Treasury Stock		(885,000)	---
Restricted cash		---	(471,664)
Net cash provided by financing activities		713,966	1,711,238
Net increase/decrease in cash and equivalents		(454,294)	684,821
Cash and cash equivalents at beginning of period		684,833	12
Cash and cash equivalents at end of period		$230,539	$684,833
Non-monetary transactions
Note payable issued to acquire Cattlefeeding.com	$	---	$350,000
Debt issuance costs paid by issuance of common stock	$	---	$182,000

See accompanying notes to financial statements

Integrated Management Information, Inc.
Notes to Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

Organization

Integrated Management Information, Inc. ("IMI Global," "IMI," or the "Company") was incorporated in 1998 as a Missouri corporation. In March 2005, IMI was reincorporated in Delaware and, in March 2006, the Company moved its state of incorporation from Delaware to Colorado. The Company’s headquarters are located in Castle Rock, Colorado and it maintains an office in Platte City, Missouri. The Company provides livestock tracking and herd management software database applications, consulting services, verification solutions for the livestock and meat industry and maintains an internet portal dedicated to news, trends, and products in the agricultural industry.

IMI Global stands at the forefront of a rapidly evolving movement to track cattle and verify sources of beef products. In the aftermath of the discovery of the first case of mad cow disease in the United States in December, 2003, many of the largest U.S. beef export markets were closed resulting in significant losses to the industry.

In response to the crisis, several initiatives were enacted to facilitate the reopening of key export markets. Most notably, U.S. suppliers seeking to sell beef and beef products to other countries must participate in a pre-approved Quality System Assessment Program so as to have an approved means of verifying specific product requirements. With the introduction of the USVerified Source and Age Verification system in 2005, IMI Global was the first to develop a USDA Quality System Assessment document management system for auditing the tracking systems used by beef producers to verify source and age.

Going Concern

As shown in the accompanying financial statements, the Company has incurred a loss from operations and negative cash flows from operations. During 2006 and 2005, the Company's growth was funded through a combination of convertible debt from private investors and private placement offerings. The Company expects that it may need to raise additional capital to accomplish its business objectives. The Company will continually evaluate all funding options including additional offerings of its securities to private, public and institutional investors and other credit facilities as they become available. There can be no assurance as to the availability or terms upon which financing alternatives might be available.

Basis of presentation

All Common Stock shares are presented to reflect a three for two stock split approved by the shareholders on February 14, 2006.

In connection with the incorporation in the state of Colorado, common stock authorized was increased to 95,000,000 common shares, $.001 par value, from 50,000,000 shares of common stock, $.01 par value. Additionally 5,000,000 preferred shares, $.001 par value were authorized, but none have been issued. Our shareholders’ equity accounts have been restated to reflect the change in par value.

The Company accounts for acquired businesses using the purchase method of accounting which requires that the assets acquired and liabilities assumed be recorded at the date of acquisition at their respective fair values. The Company's financial statements reflect an acquired business after the completion of the acquisition and are not restated. The cost to acquire a business, including transaction costs, is allocated to the underlying net assets of the acquired businesses in proportion to their respective fair values. Any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

On May 12, 2005, IMI completed an acquisition of Cattlefeeding.com, Inc.'s net assets which has been accounted for under the purchase method of accounting. Starting at the date of acquisition, the assets acquired and liabilities assumed were recorded at their respective fair values and the Company's results of operations included Cattlefeeding.com's advertising revenues, product sales, costs and expenses from the acquisition date. Therefore, approximately 7 1/2 months of results of operations of Cattlefeeding.com's operations are included in the Company's financial statements for the year ended December 31, 2005.

Estimates and assumptions

In preparing financial statements, the Company uses certain estimates and assumptions that affect reported amounts and disclosures. For example, estimates are used when accounting for depreciation, amortization, contingencies and asset and liability valuations. Estimates are often based on complex judgments, probabilities and assumptions that the Company believes to be reasonable but that are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate and unanticipated events and circumstances may occur. It is also possible that other professionals, applying reasonable judgment to the same facts and circumstance, could develop and support a range of alternative estimated amounts. The Company is also subject to risks and uncertainties that may cause actual results to differ from estimated amounts, such as changes in the administrative directives, rules and regulations of federal, state and local regulatory agencies, including but not limited to the U.S. Department of Agriculture, or the Agricultural Marketing Service and the Food Safety Inspection Service.

Revenue recognition

Revenues are recognized only when realized / realizable and earned in accordance with generally acceptable accounting principles.

* Revenue from product sales are recognized when the goods are shipped and title passes to the customer.

* Revenue from contracts for consulting and website development are recognized on the percentage of completion method.

* Advertising revenues earned by Cattlefeeding.com are recognized when the underlying advertisements are published.

* Revenue derived from IMI's US Verified program is recognized using the Proportional Performance Model. Contracts are cancelable only for non- performance, and the billable revenue of these contracts at December 31, 2006 and 2005 was $115,000 and $106,000, respectively.

Cash and cash equivalents

All cash and short-term investments with original maturities of three months or less are considered cash and cash equivalents, since they are readily convertible to cash. These short-term investments are stated at cost, which approximates fair value.

Restricted cash

Pursuant to the terms of the Company's line of credit with the Platte Valley Bank, a $50,000 certificate of deposit is restricted to collateralize the line of credit.

An escrow account was created to hold the funding for stock that was resold in the private offering. These funds totaling $421,664 were paid out in January, 2006.

Inventory

Inventory consists of cattle identification ear tags, maintained for overnight shipment. The inventory is valued using the lower of cost or market on a first in, first out basis. The inventory is used in connection with the US Verify program. A provision for obsolete or slow moving inventory is not deemed necessary.

Cost of goods sold

Cost of goods sold includes the purchase price of products sold through the Cattlestore website and livestock ear tags sold through the US Verified Source and Age Verification programs. Salaries and related fringe benefits directly associated with development of the US Verified programs are allocated to cost of goods sold.

Research and development and software development costs

Research and development costs are charged to operations as incurred. SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed," requires the capitalization of certain computer software development costs incurred upon the establishment of technological feasibility. The Company's current process for developing software is essentially completed concurrently with the establishment of technological feasibility; therefore, no costs have been capitalized in 2005 or 2004.

Stock-based compensation

SFAS No. 123 "Accounting for Stock-Based Compensation," established and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of the grant and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", to account for stock-based compensation. The Company has elected to use the intrinsic value based method and has disclosed the pro forma effect of using the fair value based method to account for its stock-based compensation issued to employees (see Note 9 - Stock-based compensation). For options granted to employees where the exercise price is less than the fair value of the stock at the date of grant, the Company recognizes an expense in accordance with APB 25. For non-employee stock-based compensation the Company recognizes an expense in accordance with SFAS No. 123 and values the equity securities based on the fair value of the security on the date of grant.

Amortization of intangible assets, depreciation and certain long-lived assets

Long-lived assets include:

* Goodwill - Goodwill represents the difference between the purchase price of a business acquisition and the fair value of its net assets. Goodwill is not amortized.

* Property, plant and equipment - These assets are recorded at original cost and increased by the cost of any significant improvements made after purchase, The Company depreciates the cost over the estimated useful lives of the respective assets using straight line depreciation.

* Intangible assets- Intangibles resulted from the allocation of the estimated fair values of intangibles acquired in connection with the acquisition of Cattlefeeding.com, Inc. The company amortizes these assets on a straight line basis over their estimated useful lives.

The Company reviews all of its long-lived assets, including goodwill and other intangible assets, for impairment at least annually. The Company records changes for impairments of long-lived assets for the amount by which the present value of future cash flows, or some other fair value measure, is less than the carrying value of these assets.

Advertising expenses

Advertising costs are expensed as incurred. The total advertising expenses included in the Statement of Operations for the years ended December 31, 2006 and December 31, 2005 were $5,900 and $48,429, respectively.

Fair value of financial instruments

For certain of the Company's financial instruments, including cash, accounts payable and accrued interest, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates and terms offered to the Company for similar debt are substantially the same.

Income (Loss) per share

In accordance with SFAS No. 128, "Earnings Per Share," the basic income / (loss) per common share is computed by dividing net income / (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted income per common share is computed similar to basic income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

Concentration of credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents and accounts receivable. The Company places its cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. The Company extends credit based on an evaluation of the customer's financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required. Accounts are "written-off" when deemed uncollectible.

Note 2 - Acquisitions

On May 12, 2005, IMI Global, Inc. acquired the net assets of Cattlefeeding.com, Inc. (a/k/a CattleNetwork.com) as a vehicle to market the Company's products and expand the reach and profile of the Company in the livestock industry. Cattlefeeding.com, Inc. owned and operated the internet domain names known as CattleNetwork.com and CattleStore.com and all of the intellectual and personal property located at or related to the businesses. The purchase price was $500,000 plus warrants for 225,000 shares of IMI Global, Inc. Common Stock exercisable at $0.61 per share for a three year period from closing. The $500,000 purchase price consisted of $150,000 cash at closing, plus a note in the amount of $350,000 payable with interest at a rate of 5% per annum (the "Cattlefeeding.com Note"). The note is payable with monthly payments of interest only for thirty-six months. The balance of the note and any unpaid interest is due on June 12, 2008. The 225,000 warrants were valued pursuant to FAS 123 at $15,000.

The following table summarizes the components of the purchase price:

Cash	$150,000
Cattlefeeding.com Note	350,000
Stock Options	15,000
$515,000

The purchase price was allocated to tangible and intangible assets and goodwill, based on estimates of their fair values-

Book value of net assets acquired	$5,892
Customer lists and contracts	71,900
Developed software/Domain names	19,000
Goodwill	418,208
$515,000

These assets are being amortized over their estimated useful lives which range from 9 months to 5 years. Amortization expense for 2006 was $23,119 and for 2005 was $23,336. For 2007, the expense will be $17,800; In 2008, $12,464; In 2009, $10,800; In 2010, $3,600.

The excess purchase price over the fair value of net assets and identifiable intangibles acquired of $418,208 was allocated to Goodwill. Goodwill is not amortized but is reviewed for impairment, at least annually.

Proforma results of Cattlefeeding.com, Inc.

The following unaudited pro forma financial information presents the combined results of operations of IMI Global, Inc. and Cattlefeeding.com, Inc. as if the acquisition had occurred as of the beginning of the period presented. The unaudited proforma financial information is not necessarily indicative of what the Company's consolidated results of operations actually would have been had the Company completed the acquisition at the beginning of each period. In addition, the unaudited pro forma financial information does not attempt to project the future results of operations of the combined company.

	Years Ended December 31,
	2005	2004
Revenues	$991,201	$585,432
Net loss	(1,067,701)	(35,899)
Per share amounts:
Net loss per common share	$(0.05)	$(0.00)

Note 3 - Property and equipment

The major categories of property and equipment are as follows at December 31, 2006 and December 31, 2005:

	December 31,
	2006	2005
Automotive equipment	$37,660	$37,660
Furniture and office equipment	65,667	52,772
Software and tools	12,082	9,082
	115,409	99,514
Less - Accumulated depreciation	(83,792)	(65,739)
Net property and equipment	$31,617	$35,362

Depreciation expense for the years ended December 31, 2006 and 2005 were $18,053 and $14,113, respectively.

Note 4 - Notes payable

Notes payable consist of the following:

	December 31,
	2006	2005
Current Maturities
Platte Valley Bank Line of Credit	$156,622	$100,000
Long-Term Maturities
Cattlefeeding.com Note	350,000	350,000
Total Notes Payable	$506,622	$450,000

The Company maintains a $225,000 line of credit with Platte Valley Bank. The line was increased from $100,000 in September 2006. The line of credit is secured by a $50,000 certificate of deposit, the personal guarantee of the two founding shareholders, a security interest in the founders’ Missouri home, and the accounts receivable of the company. Interest, which is payable monthly, is at an annual rate of 7.75%. The line of credit originally expired March 29, 2007, but has been extended through March 29, 2008.

On October 12, 2004, the Company issued a note in the principal amount of $100,000 to two related parties (50% and 25%, respectively) and a non-related investor (25%) (the "Promissory Note"). Terms of the notes provided for annual interest of 10% payable on a monthly basis, conversion at the option of the lenders into an aggregate of 7% of the Company's outstanding Common Stock (with anti-dilution provisions and a further option to purchase an additional 7% of the Company's outstanding Common Stock for an additional $100,000) and final repayment of outstanding interest and principal on October 13, 2007. In January 2005, $75,000 principal amount of the note (the portion held by the two related parties) was converted to Common Stock. In May 2005, the remaining $25,000 principal amount under the note (held by the non-related investor) was exchanged by the Company for $50,000 cash and 41,210 shares of Common Stock in satisfaction of all obligations under the Promissory Note. Further details regarding these transactions are provided in Note 6 - Common Stock.

On May 12, 2005, in connection with the acquisition of Cattlefeeding.com, Inc.'s net assets (see Note 2 - Acquisitions), the Company issued a Note Payable to Cattlefeeding.com, Inc. in the amount of $350,000. Under the Note, interest in the amount of 5% of outstanding principal is payable on a monthly basis, with all outstanding principal and interest payable on June 12, 2008.

Note 5 - Income taxes

Until December 31, 2004, the Company was structured as a Subchapter S corporation under the Internal Revenue Code, with any income or loss passed through to shareholders for tax purposes. Beginning January 1, 2005, the Company converted to a Subchapter C and began to be subject to income taxation under the Code.

Deferred tax assets and liabilities have been determined based upon the differences between the financial statement amounts and the tax bases of assets and liabilities as measured by enacted tax rates expected to be in effect when these differences are expected to reverse. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the realization of future taxable income during the periods in which those temporary differences become deductible. Management considers past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2005 and 2004, management believes it is more likely than not that the Company's net deferred tax asset will not be realized and accordingly has recorded a valuation allowance against the deferred tax assets.

Significant components of the Company's deferred income tax assets and liabilities are as follows:

Deferred income tax asset $ 1,034,800 Valuation allowance $ (1,034,800)

The Company has available as of December 31, 2006 for federal income tax purposes, unused net operating loss carry forwards of approximately $2,587,014 which may be applied against future taxable income and expire in years beginning in 2020. Utilization of net operating losses may be limited in the event of an ownership change under Section 382 of the Internal Revenue Code.

Note 6 - Common Stock

As of December 31, 2006, the Company had 95,000,000 authorized shares of $.001 par value Common Stock with 18,773,283 shares outstanding, net of 8,250,000 shares held in treasury.

In January 2005, in connection with the conversion of the Company from a Subchapter S Corporation to a Subchapter C Corporation under the Internal Revenue Code and conversion of outstanding principal and interest under the Promissory Note in the principal amount of $75,000 (75% of the total principal amount of $100,000), the Company issued 16,452,000 shares to its founders and 1,417,050 shares to the holders of the Promissory Note. Concurrently, the holders of the Promissory Note exercised options to purchase an aggregate of 4,117,950 shares of Common Stock from the Company for $217,855 cash. Pursuant to the transaction, the two former holders of the Promissory Note were appointed to the Company's Board of Directors.

In May 2005, the Company settled the remaining $25,000 principal amount of the Promissory Note, including the related interest and the option to purchase Common Stock, by paying $50,000 cash and issuing 41,210 shares of Common Stock to the remaining holder of the Promissory Note.

In May 2005, the Company issued 1,393,205 shares of Common Stock for cash at $0.61 per share, which resulted in proceeds of $668,423, net of issuance costs of $176,777. The offering also included 664,290 shares which were sold directly by selling shareholders for which the company did not receive any proceeds. Additionally, 300,000 shares of Common Stock and warrants to purchase 60,000 shares of Common Stock at $0.61 per share expiring in May 2009 were issued by the Company to the placement agent in connection with the offering.

In October 2005, the Company began a private placement offering to sell a minimum of 1,200,000 and a maximum of 6,000,000 shares of Common Stock at $0.83 per share with net proceeds to be used for working capital, general corporate purposes and repurchase of Common Stock up to 8,250,000 shares from certain existing, related-party shareholders. Pursuant to this offering, in December 2005, the Company issued 1,665,600 shares of Common Stock for cash at $0.83 per share, which resulted in proceeds of $1,283,900, net of issuance costs of $104,100. Additionally, warrants to purchase 237,810 shares of Common Stock at $0.83 per share expiring in December 2009 were issued to the placement agent in connection with the offering. The offering continued into January 2006 and, in February 2006, the Company completed the private placement offering and issued an additional 712,500 shares of Common Stock for cash at $0.83 per share, which resulted in proceeds of $549,219, net of issuance costs of $44,531. Concurrently, the Company purchased 1,050,000 shares at $0.50 per share from two members of the Company’s Board of Directors and 7,200,000 shares at $0.05 per share from the Company’s founders for an aggregate purchase price of $885,000. As additional consideration for the purchase of the foregoing shares from the Company’s founders, the Company granted options to purchase an aggregate of 6,000,000 shares of Common Stock to the founders. These options vest at 1,500,000 per year over a period beginning January 1, 2007 to January 1, 2010 at exercise prices of $1.67 for the first two million and $2.67 for the remaining two million. The options expire January 1, 2011. As these options were issued in connection with a capital transaction and are in nature, similar to warrants, their implied value ($600,000) as determined by utilizing the Black-Scholes options pricing model, has been added to the cost ($885,000) of the Treasury Stock. The assumptions for the model were identical to those set forth in Note 9.

In December 2006, the Company completed an additional private placement and issued 905,768 shares at an average price per share of $0.63 resulting in proceeds of $571,460.

Note 7 - Employee stock options

On March 12, 2005 the Company's Board of Directors granted 1,687,500 options at $0.61 to acquire Common Stock to certain employees and advisors. These stock options have a term of three years and a vesting period of one year from the date the option was granted. In February 2006, pursuant to an employment agreement with the Company’s Chief Financial Officer, the Company granted an aggregate of 1,650,000 options to purchase Common Stock at exercise prices of $0.83 - $1.17. These options have a term of three years from their vesting date and vest over a period beginning at the time of grant and ending in July 2007. In 2006, the Company adopted an Equity Incentive Plan which reserved 3 million shares of the Company’s common stock for issuance to employees, officers, directors and consultants. No awards were granted under this plan in 2006.

A summary of stock option transactions for the years ended December 31, 2006 and 2005 is as follows:

	2006		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	1,462,500	$0.61	0
Granted	1,650,000	$0.99	1,687,500	$0.61
Exercised	0		0
Cancelled	0		(225,000)	$0.61
Outstanding at end of year	3,112,500	$0.81	1,462,500	$0.61
Exercisable at end of year	2,062,500	$0.68	0

As of December 31, 2006, the outstanding options have a weighted-average remaining contractual life as follows:

Options	Years
1,462,500	1.25
1,650,000	2.9

As indicated in Note 6, as additional consideration for the founders allowing the Company to purchase 7,200,000 shares of their common stock at $0.05, the founders were granted options to purchase 6,000,000 shares of common stock. The options vest at 1,500,000 per year over a period beginning January 1,2007 to January 1, 2010 at exercise prices of $1.67 for the first two million and $2.67 for the remaining two million. The options expire January 1, 2011. As these options were issued in connection with a capital transaction and are in nature, similar to warrants, their implied value ($600,000) as determined by utilizing the Black-Scholes options pricing model, has been added to the cost of the related Treasury Stock. The assumptions for the model were identical to those set forth in Note 9.

Note 8 - Warrants

A summary of the warrants outstanding at December 31, 2006 is as follows:

	Number of Warrants	Price per Share	Expiration
Cattlefeeding.com (See Note 2)	225,000	$0.61	May 2008
Placement Agent (See Note 6)	60,000	$0.61	May 2009
Placement Agent (See Note 6)	237,810	$0.83	December 2009
Pfeiffer High Investor Relations (See Note 12)	400,000	$0.83	October 2010
	922,810

Note 9 - Stock-based compensation

The Company issues new shares of its common stock to satisfy stock-based payments. As of December 31, 2006, 3,112,500 shares had been issued pursuant to approved plans for stock-based compensation.

Adoption of FAS 123 (R)

Effective January 1, 2006, the Company prospectively adopted FAS 123 (R), Stock-Based Payments, and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107. Under this method, compensation cost recognized beginning January 1, 2006 has included costs related to all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of FAS 123 (R). Compensation cost for stock options granted to employees is recognized ratably over the vesting period.

During the year ended December 31, 2006, the Company recognized expenses related to stock-based compensation of $237,410. As of December 31, 2006, total unrecognized compensation expense related to unvested stock options was $62,532, which is expected to be recognized the first six months of 2007.

During the year ended December 31, 2006, the Company recognized expenses related to non-employee stock-based compensation of $116,000.

Prior to Adoption of FAS 123 (R)

Prior to January 1, 2006, the Company measured compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. For non-employee stock-based compensations, the Company recognized expense in accordance with FAS 123 and valued the equity securities based on the fair value of the security on the date of grant. No stock-based employee compensation cost was reflected in net loss, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. Had the Company recognized compensation for its stock options and other awards based on the fair-value method of accounting for awards under those plans, pro-forma net income would have been as follows:

Year Ended December 31, 2005
Net income (loss), as Reported	$(1,027,972)
Less total stock-based employee compensation determined under fair-value-based method	(33,510)
Pro forma net income	$(1,061,482)

During the year ended December 31, 2005, the Company recognized expenses related to non-employee stock-based compensation of $30,000.

Valuation Assumptions

The Company estimates the fair values of stock options as of the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Years Ended December 31,
	2006	2005
Risk-free interest rate	4.7%	3.48%
Expected life of option grants (years)	1.5-2.3%	2.0%
Expected volatility of underlying stock	35.9%	0%
Expected dividend payment yield	0%	0%

Dividend yield is based on the Company's historical and anticipated policy of not paying cash dividends. Expected volatility is based on the "calculated value" method set forth in FAS 123 (R) (based on historical volatilities of appropriate industry sector indices) because the Company's stock did not have sufficient historic share price data available, as it was not publicly traded prior to November 15, 2006. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the options. The expected term of options represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules.

Note 10 - Basic and diluted net income (loss) per share

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

Note 11 - Related party transactions

In 2006 and 2005, the Company recorded revenue of $3,604 and $8,005, respectively, from a related party (father of Leann Saunders, a founding shareholder). At December 31, 2006, $101 in accounts receivable was outstanding.

At December 31, 2005, an advance of $1,900 was outstanding from the Company’s Chief Executive Officer and Chairman of the Board. The amount was repaid in February, 2006.

In 2005, the Company paid two members of its Board of Directors (Messrs. Roth and Belk) total fees of $110,000 pursuant to agreements for business development and advisory services. Messrs. Roth and Belk did not run for the Board of Directors in 2006. In 2006, fees for the business development and advisory services were $8,000 per month. By mutual agreement, these agreements were terminated in September, 2006. Total fees of $61,000 were expensed in 2006 under these agreements.

Note 12 - Commitments

In June 2006, the Company entered into a building lease for its new headquarters in Castle Rock, Colorado. The lease is for a period of five years and can be extended for an additional five years. In addition to the primary rent, the lease requires additional payments for operating costs. The Company’s building lease in Platte City, Missouri was converted from a month-to-month basis to a one year period and expires January, 2008. The monthly rent is $1,550. The annual primary lease payments are as follows:

Year	Amount
2007	$61,194
2008	46,592
2009	46,170
2010	47,322
2011	23,952
$225,230

The Company leases a copier machine which requires a base rent of $189.00 per month or $2,268 annually. The lease expires in September 2009.

Effective October 1, 2006, the Company entered into a six month contract with Pfeiffer High, an Investor Relations firm, which requires a fee of $4,000 per month and 400,000 warrants at an exercise price of $0.83. Pursuant to FAS123(R), Stock Based Compensation, a non-cash charge of $116,000 was recorded in the fourth quarter of 2006. See Note 9 for valuation methodology.

Note 13 - Subsequent events

In February 2007, the Company completed an additional private placement for its common stock and issued 555,556 shares at $0.45 resulting in proceeds of $250,000.

Effective February 2007, the Platte City, Missouri office facility was expanded and renewed for one year at a base rent of $1,550.

Effective January 2007, the Company hired a Vice President of Sales for an annual salary of $110,000 and 75,000 stock options at an exercise price of $0.84. Previously, this position was on a part-time contract basis.

In February 2007, the Company entered into an employment contract for a Chief Operating Officer for an annual salary of $150,000 and 300,000 stock options at an exercise price of $0.83. Previously, this position was on a full-time contract basis.

Note 14 - Recent accounting pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", which replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principles and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 also requires certain disclosures for restatements due to correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and are required to be adopted by the Company as of January 1, 2006. The impact that the adoption of SFAS No. 154 will have on the Company's results of operations and financial condition will depend on the nature of future accounting changes adopted by the Company and the nature of transitional guidance provided in future accounting pronouncements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140". This Statement permits fair value of re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a re-measurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not currently have any hybrid financial instruments.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. This pronouncement does not currently apply to the Company.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises' financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not believe that FIN 48 will have a significant impact on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS No. 157"). SFAS No157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning January 1, 2008. The implementation of SFAS No. 157 is not expected to have a material impact on the Company's results of operations and financial condition.

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. This pronouncement does not currently apply to the Company,

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 (Topic 1N), "Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, "Accounting Changes and Error Corrections." Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years' historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year's beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006.  This pronouncement does not currently apply to this Company.

Note 15 - 401(K) Plan

On February 13, 2006, the Company established a 401(K) plan for the benefit of the Company’s employees. The Plan covers substantially all of the Company’s employees who have attained age 21. The Company may make a discretionary matching contribution in an amount that will be determined by the Company. If a matching contribution is made, the amount cannot exceed the elective deferral contributions. The Company did not make a matching contribution for the year ended December 31, 2006.

Note 16 - Contingencies

Legal proceedings

The Company is and may be involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business. Although it is not possible to predict with certainty the outcome of these unresolved actions, the Company believes these unresolved legal actions will not have a material effect on its financial position or results of operation.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. In furtherance, therefore, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and our CFO, as to the effectiveness, design and operation of our disclosure controls and procedures, as defined by the Securities Exchange Act of 1934, as amended. This evaluation considered the various processes carried out under the direction of our board of directors in an effort to ensure that information required to be disclosed in the SEC reports we file or submit under the Exchange Act is accurate, complete and timely.

Based on the results of this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2006.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal control over financial reporting during the fourth quarter 2006.

ITEM 8b. OTHER INFORMATION

None

PART III

            ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Name	Age	Positions Held	Director Since
John Saunders Dr. Gary Smith	35 68	President, CEO, & Chairman of the Board Director	1998 2006
Adam Larson John Bellinger	38 52	Director Director	2006 2006

The directors named above will serve until the next annual meeting of our stockholders to be held within six (6) months of the close of our fiscal year or until a successor is elected and qualified. Directors are elected for one year terms.

Executive Officers

Our executive officers are as follows:

Name	Age	Position	Officer Since
John Saunders*	35	President, CEO & Chairman of the Board	1998
Leann Saunders*	36	Executive Vice-President of Quality Services	2003
Mark D. McGregor	65	Chief Financial Officer	2006
Cory Weaver Cara Gerken	35 37	Vice-President of Information Services Vice-President of Quality Services	1999 2005

Our officers devote 100% of their time to our development and operation and do not participate in any other significant business activities.

* John and Leann Saunders are husband and wife

DIRECTORS

John Saunders, President, Chief Executive Officer and Chairman of the Board

John Saunders founded our company in 1998 and has been its president and chief executive officer since founding. Prior to establishing our company, Mr. Saunders was a partner and consultant for Pathfinder Consulting Services, Inc. in Parker, Colorado. An expert in both technology and the livestock industry, Mr. Saunders is a graduate of Yale University.

Dr. Gary Smith

Dr. Gary Smith is a professor in the Department of Animal Science at Colorado State University, a position he has held since 1990. Dr. Smith received his PhD in Meat Science and Muscle Biology from Texas A&M University. Dr. Smith has also taught at Washington State University, Texas A&M University and FSIS-USDA National Meat Inspection Training Center. Dr. Smith is a member of multiple professional associations and societies and has received numerous academic awards.

John Bellinger

John W. Bellinger is the CEO of Agri-West International, Inc. (AWI), which he founded in 1989. AWI is an international and domestic marketing firm offering brokerage and consulting services for the food industry and represents U.S. companies in various international markets along with trading U.S. meats internationally. In addition, AWI markets meat products in domestic supermarkets.

Mr. Bellinger received his Bachelor of Science degree from Texas A&M University in 1976. In 1978, he received a Master of Science degree in Animal Science. Mr.Bellinger is currently Chairman of the U.S. Meat Export Federation.

Adam Larson

Adam Larson has been involved in the cattle feeding and ranching business since 1991. During that period, he has been a member and manager of eight family organizations involved in cattle ranching and cattle feeding and is primarily involved in cattle financing. Mr. Larson is a graduate of the University of Colorado.

OFFICERS

John Saunders, President, Chief Executive Officer and Chairman of the Board
(see biographic information under Directors)

Leann Saunders, Executive Vice President of Quality Services

Leann Saunders joined IMI in 2003 and is responsible for managing the product development, implementation and delivery of the USVerified product line. Prior to 2003, Mrs. Saunders worked for PM Beef Holdings, an integrated beef company, and developed a supply system for PM's Ranch to Retail product line and managed PM's USDA Process Verified program. She then served as the company's Vice President of Marketing and Communications. Prior to joining PM in 1996, Mrs. Saunders worked for McDonald's Corporation as a Purchasing Specialist, and Hudson Foods Corporation.

Mrs. Saunders graduated with a BS in Agriculture Business and an MS in Beef
Industry Leadership from Colorado State University.

Mark D. McGregor, Chief Financial Officer

Mark McGregor joined us as of February 1, 2006 as our Chief Financial Officer. From 1995 to 2005 when it was acquired by Sun Microsystems, Inc., Mr. McGregor was Vice President - Corporate Treasurer and Corporate Development for Storage Technology Corporation. Mr. McGregor holds a B.A. degree in accounting from Texas A&M University and is a Certified Public Accountant.

Cory Weaver, Vice President of Information Technologies

Cory Weaver joined us in 1999 and serves as the company's Systems Project Leader where he is responsible for overseeing our new development projects and providing technical support to existing clients. Before joining us, Mr. Weaver worked with SYS-TEC Corporation where he installed and implemented inventory management systems for the US. Air Force and Navy. A graduate of Heidelberg College, he received a BS. degree in Business Administration and is a Certified Network Engineer.

Cara Gerken, Vice President of Quality Services

Cara Gerken is responsible for new product research, development and training for the USVerified development and auditing services. Prior to joining IMI in 2005, Mrs. Gerken served as a Livestock and Meat Marketing Specialist with the U.S. Department of Agriculture. Serving in that capacity since 1994, her work included coordinating Process Verified Programs (PVP) using ISO 9000 standards and developing the Department's PVP administration policy.

Mrs. Gerken is a graduate of Kansas State University where she earned a Bachelor of Science degree in Animal Science, and she received her M.S. in food science from Oklahoma State University.

Compliance with Section 16(a) of the Exchange Act

Because the company is a 33 Act reporting company and has not yet made the election to be a `34 Act reporting company, no reporting is required under Section 16(a) of the Exchange Act.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the annual compensation paid by us to our five highest paid executive officers for services to us in all capacities during calendar years 2004, 2005 and 2006.

Annual Compensation
Name & Position	Year	Salary	Bonus	Other Annual Compensation (1)	Long Term Compensation Restricted Stock Awards
John Saunders	2006	$90,000	$12,000(2)	$4,692
	2005	105,397	12,000(2)	8,348
	2004	-	120,686(3)	9,311
Leann Saunders	2006	$90,000	-	$3,160
	2005	56,250	-	2,602
	2004	9,000	120,686(3)	2,569
Cara Gerken	2006	$84,152		$8,578
	2005(4)	75,166	-	8,200
Cory Weaver	2006 2005	$80,000 74,466	- -	$2,015 2,039	712,500 options
	2004	61,250	-	1,759
Mark McGregor	2006 (5)	$77,916	-	-

(1) Health insurance
(2) Automobile allowance
(3) Subchapter S Corporation distribution total for John and Leann Saunders was $120,686
(4) Employment began on February 1, 2005
(5) Employment began on February 1, 2006

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

As of March 1, 2007, 19,328, 839 shares of our common stock, $0.001 par value, were outstanding. The following tabulates holdings of our common shares by each person who, as of March 1, 2007 , (a) holds of record or is known by us to own beneficially more than 5.0% of our common shares and, in addition, (b) by all of our directors and officers individually and as a group. To the best of our knowledge, each named beneficial owner who has sole voting and investment power with respect to the shares set forth opposite his name.

Name and Address (2)	Number of Shares (1)	Percentage
John and Leann Saunders (3)	7,977,143	41.27%
Cory Weaver	50,000	(4)
Cara Gerken	50,000	(4)
Mark McGregor	-
Dr. Gary Smith Adam Larson	50,000 60,000	(4 (4	) )
John Bellinger	-
Jay Belk	1,482,889	7.67%
Michael D. Smith	1,055,556	5.45%
All officers & directors as a group	10,725,588	55.49%
(9 persons)

(1) This table is based upon information obtained from our stock records. Unless otherwise indicated in the footnotes to the above table and subject to community property laws where applicable, we believe that each stockholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.
(2) The address for all persons is 221 Wilcox, Suite A, Castle Rock, CO 80104
(3) John and Leann Saunders are husband and wife and own the shares as joint tenants.
(4) Less than 1%

Change of Control
There are currently no arrangements that would result in a change of control of the company.

Stock options

The following table indicates the total number of stock options we granted to each named executive officers during calendar year 2005.

Options Granted During Calendar Year 2005 Individual Grants

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted Employees in 2005	Exercise Price ($/Share)	Expiration Date
Cory Weaver	712,500	42%	$ 0.61	3-4-08
Cara Gerken	75,000	4%	$ 0.61	3-4-08
	787,500

In February 2006, pursuant to an employment agreement with the company’s Chief Financial Officer, the company granted an aggregate of 1,650,000 options to purchase common stock at exercise prices of $0.83 for 900,000 shares and $1.17 for the remaining 750,000 shares. The options have a term of three years from their vesting date and vest over a period beginning at the time of grant and ending in July 2007.

In 2006, the Company adopted an Equity Incentive Plan which reserved 3 million shares of the Company’s common stock for issuance to employees, officers, directors and consultants. No awards were granted under this plan in 2006.

The 6 million stock options granted in January 2006 to John and Leann Saunders as additional consideration for allowing the company to purchase 7.2 million shares from them are not included in the tables here-in as (1) they are not in the nature of stock options normally granted employees but were issued as part of a capital transaction and (2) all options are well out of the money.

The following table indicates the total number of exercised, unexercised and vested stock options held by each named executive officer as of the close of business on December 31, 2006, and the value of those options. No named executive officer exercised stock options during calendar year 2006 or 2005.

Individual Grants/Options Exercised in calendar year 2006 and Option Values as of December 31,2006
			Number of securities Underlying Unexercised Options at 12/31/2006
Name	Aggregated Shares Acquired on Exercise No.	Value Realized
			Excercised	Unexercised	Vested
Cory Weaver	0	0	0	712,500	712,500
Cara Gerken	0	0	0	50,000	50,000
Mark McGregor	0	0	0	1,650,000	600,000
	0	0	0	2,412,500	1,362,500

Board Structure

The board of directors held three meetings during calendar year 2006. At the present time, we have no nominating, executive or compensation committees. The independent outside Directors function as the Audit Committee and John W. Bellinger acts as a financial expert.

Director Compensation

We presently compensate all directors by paying them $500 per meeting attending in person and $200 per telephonic meeting in excess of fifteen minutes. The same compensation applies for any committee meetings attended. In addition, directors are reimbursed for all company travel related expenses.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

John Saunders, our President, CEO and Chairman of the Board, is married to Leann Saunders, our Executive Vice-President of Quality Control.

In 2006 and 2005, the Company recorded revenue of $3,604 and $8,005, respectively, from a related party (father of Leann Saunders, a founding shareholder). At December 31, 2006, $101 in accounts receivable was outstanding.

At December 31, 2005, an advance of $1,900 was outstanding from the Company’s Chief Executive Officer and Chairman of the Board. The amount was repaid in February, 2006.

In 2005, the Company paid two members of its Board of Directors (Messrs. Roth and Belk) total fees of $110,000 pursuant to agreements for business development and advisory services. Messrs. Roth and Belk did not run for the Board of Directors in 2006. In 2006, fees for the business development and advisory services were $8,000 per month. By mutual agreement, these agreements were terminated in September, 2006. Total fees of $61,000 were expensed in 2006 under these agreements.

The following persons are considered independent directors:

John Bellinger
Adam Larson
Dr. Gary Smith

The sole director who is not independent is Mr. John Saunders, who is also the President, CEO and Chairman of the Board of the company.

Since the company has not designated an audit committee, the three independent directors constitute the audit committee.

ITEM 13.  EXHIBITS

(a) Exhibits

 Exhibit
Number Description of Exhibit
---------- -------------------------

        31.1  Section 302 Certification of CEO

        31.2  Section 302 Certification of CFO

        32.1  Section 906 Certification of CEO

        32.2 Section 906 Certification of CFO

        10.1 Rob Streight Employment Agreement

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Fees Paid to Independent Public Accountants

The following table presents fees for professional audit services rendered by E. Randall Gruber, CPA PC for the audit of the Company’s annual financial statements for the years ended December 31, 2005 and December 31, 2006 and fees billed for other services rendered by E. Randall Gruber, CPA PC. during those periods.

	2006	2005
Audit fees (1)	$24,500	$19,200
Audit related fees (2)	7,000	0
Tax fees	0	0
Total	$31,500	$19,200

(1)
Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by E. Randall Gruber, CPA PC in connection with statutory and regulatory filings or engagements.

(2)
Audit-Related Fees consist of fees billed for assurance and other services not explicitly related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to the Company’s registration statements, review of proxy statements and accounting research.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED MANAGEMENT INFORMATION, INC.

Date: March 21, 2007	By:	/s/ John K. Saunders

Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/ s/ John K. Saunders John K. Saunders	Chairman, President & CEO	March 21, 2007
/s/ John Bellinger John Bellinger	Director	March 21, 2007
/s/ Adam Larson Adam Larson	Director	March 21, 2007
/ s/ Dr. Gary Smith Dr. Gary Smith	Director	March 21, 2007

CERTIFICATIONS
EXHIBIT 31.1
Certification by John Saunders
Pursuant to Securities Exchange Act Rule 13a-14(a)

 I, John Saunders, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Integrated Management Information, Inc.

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 21, 2007
/s/ John Saunders

John Saunders
Chief Executive Officer

EXHIBIT 31.2
Certification by Mark McGregor
Pursuant to Securities Exchange Act Rule 13a-14(a)

I, Mark McGregor, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Integrated Management Information, Inc.

2.  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 21, 2007

/s/ Mark McGregor

Mark McGregor
Chief Financial Officer

EXHIBIT 32.1
Certification of Periodic Financial Report
Pursuant to 18 U.S.C. Section 1350

For purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, John Saunders the chief executive officer of Integrated Management Information, Inc. (the “Company”), hereby certifies that, to his knowledge:

(i)
the Annual Report on Form 10-KSB of the Company for the years ended December 31, 2005 and 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 21, 2007
/s/ John Saunders
John Saunders
Chief Executive Officer

EXHIBIT 32.2
Certification of Periodic Financial Report
Pursuant to 18 U.S.C. Section 1350

For purposes of 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, Mark McGregor, the chief executive officer of Integrated Management Information, Inc. (the “Company”), hereby certifies that, to his knowledge:

(i)
the Annual Report on Form 10-KSB of the Company for the years ended December 31, 2005 and 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”) fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(ii)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 21, 2007
/s/ Mark McGregor
Mark McGregor
Chief Financial Officer