Form 10QSB
period 2007-03-31
Integrated Management Information, Inc.
filed 2007-05-14
CIK 1360565

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ____________ to ___________.

Commission File Number 33-133624

INTEGRATED MANAGEMENT INFORMATION, INC.
(Exact name of small business issuer as specified in its charter)

Colorado 43-1802805
(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

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

Yes ☒ No ☐

Class	Shares Outstanding	Date
Common, $.001 par value	19,328,839	May 1, 2006

INTEGRATED MANAGEMENT INFORMATION, INC.

INDEX

Page Number
PART I-FINANCIAL INFORMATION
Item 1.Financial Statements
Condensed Balance Sheets - March 31, 2007 (Unaudited) and December 31, 2006	3
Condensed Statements of Operations (Unaudited) - For the three months ended March 31, 2007 and 2006	4
Condensed Statements of Cash Flows (Unaudited) - For the three months ended March 31, 2007 and 2006	5
Notes to Condensed Financial Statements (Unaudited)	6-8
Item 2.Management's Discussion and Analysis or Plan of Operations	9-11
Item 3. Controls and Procedures	12
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults Upon Senior Securities	12
Item 4. Submission of Matters to a Vote of Security Holders	12
Item 5. Other Information	12
Item 6. Exhibits	12
SIGNATURES	13
Certifications	14-17

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Integrated Management Information, Inc.
Condensed Balance Sheet (Unaudited)

	March 31, 2007	December 31, 2006
Assets Current assets
Cash and cash equivalents	$204,566	$230,539
Accounts receivable, net of allowance of $20,000 and $21,950	175,562	178,159
Inventory	15,041	14,185
Prepaid expenses	23,236	33,435
Total current assets	418,405	456,318
Restricted cash
Cash restricted for payment of line of credit	50,000	50,000
Property and equipment
Equipment and furniture	122,630	115,409
Less accumulated depreciation	(86,697)	(83,792)
Net property and equipment	35,933	31,617
Other assets
Intangible assets, net	41,073	46,633
Goodwill	418,208	418,208
Total other assets	459,281	464,841
Total assets	$963,619	$1,002,776
Liabilities and shareholders' equity (deficit) Liabilities Current liabilities
Notes payable	$156,622	$156,622
Accounts payable	196,149	206,466
Accrued expenses	8,000	8,287
Deferred revenues	2,160	10,820
Total current liabilities	362,931	382,195
Notes payable	350,000	350,000
Shareholders' equity (deficit)
Common stock, par value $.001 per share. Authorized 95,000,000 shares; issued and outstanding 27,578,839 and 27,023,283 (8,250,000 held in treasury)	27,579	27,024
Additional paid-in capital	4,585,804	4,315,571
Treasury Stock of 8,250,000 shares	(1,485,000)	(1,485,000)
Retained (deficit)	(2,877,695)	(2,587,014)
Total shareholders' equity	250,688	270,581
Total liabilities and shareholders' equity (deficit)	$963,619	$1,002,776

See accompanying notes to condensed financial statements

Integrated Management Information, Inc.
Condensed Statements of Operations
(Unaudited)

	Three months ended

	March 31,
	2007	2006

Revenues	$471,315	$340,460

Cost of sales	198,715	151,507

Gross profit	272,600	188,953

Selling, general and administrative expenses (1)	557,852	586,738

Loss from operations	(285,252)	(397,785)

Other income (expense)
Interest income	1,694	2,251
Interest expense	(7,123)	(5,848)

Net other expense	(5,429)	(3,597)

Loss before income taxes	(290,681)	(401,382)

Income taxes	---	---

Net loss	$(290,681)	$(401,382)

Earnings (loss) per share	$(0.02)	$(0.02)

Average shares outstanding	19,051,061	21,636,265

(1) Includes stock-based compensation
See Note 2	$20,788	$120,842

See accompanying notes to condensed financial statements

Integrated Management Information, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended

	March 31,
	2007	2006
Cash flows from operating activities
Net loss	$(290,681)	$(401,382)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	8,465	12,446
Provision for debts	8,435	6,174
Stock-based compensation (Note 2)	20,788	120,842

Changes in assets and liabilities
Accounts receivable	(5,838)	89,500
Inventory	(856)	3,372
Prepaid expenses	10,199	(18,045)
Accounts payable	(10,317)	(4,513)
Accrued expenses	(287)	8,985
Deferred revenues	(8,660)	(27,356)

Net cash used by operating activities	(268,752)	(209,977)

Cash flows from investing activities
Acquisition of office furniture and equipment	(7,221)	(1,673)
Net cash used by investing activities	(7,221)	(1,673)

Cash flows from financing activities
Line of credit, net	---	(18,666)
Proceeds from sale of common stock	250,000	549,220
Restricted cash released from escrow	---	421,664
Purchase of Treasury Stock	---	(885,000)
Net cash provided by financing activities	250,000	67,218

Net increase/(decrease) in cash and equivalents	(25,973)	(144,432)

Cash and cash equivalents at beginning of period	230,539	684,833

Cash and cash equivalents at end of period	$204,566	$540,401

See accompanying notes to condensed financial statements

Integrated Management Information, Inc.
Notes to Condensed Financial Statements
Quarter Ended March 31, 2007 and 2006
(Unaudited)

Note 1 - Basis of presentation

All Common Stock shares are presented to reflect a 3 for 2 stock split approved by the shareholders on February 14, 2006.

We reorganized our corporate structure on March 20, 2006 to change the Company’s State of Incorporation from Delaware to Colorado. Common stock authorized was increased to 95,000,000 common shares, $.001 par value, from 50,000,000 shares of common stock, $.01 par value. Additionally 5,000,000 preferred shares, $.001 par value, were authorized. Our shareholders’ equity accounts have been restated to reflect the change in par value.

The accompanying condensed financial statements of the Company (other than the December 31, 2006 balance sheet, which has been derived from audited financial statements) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Regulation S-X. The Company has continued to follow the accounting policies set forth in the audited financial statements included in its Form 10-KSB filed March 28, 2007 with the Securities and Exchange Commission. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company’s financial position as of March 31, 2007, and the results of operations and cash flows for the three month periods ended March 31, 2007 and 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

These condensed financial statements and footnotes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006, included in its Form 10-KSB.

Restricted cash

An escrow account was created in November, 2005 for proceeds from stock sales in connection with a private offering. These funds totaling $421,664 were paid out in January 2006.

Note 2 - Stock-Based compensation

The Company issues new shares of its common stock to satisfy stock-based payments. As of March 31, 2007, 3,487,500 shares had been issued pursuant to approved plans for stock-based compensation.

Effective January 1, 2006, the Company prospectively adopted FAS 123 (R), Stock- Based Payments, and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107. Under this method, compensation cost recognized beginning January 1, 2006 will include costs related to all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of FAS 123 (R). Compensation cost for stock options granted to employees is recognized ratably over the vesting period.

On February 1, 2006, the Company granted an aggregate of 1,650,000 options to its CFO in connection with his joining the company. The terms of the options were as follows:

Weighted average exercise price	$0.99
Expiration	3 years from date of grant
Weighted average vesting period	9.2 months from date of grant

On March 31, 2007, there were 900,000 options vested under this grant, of which none had been exercised.

On January 1, 2007, the Company granted an aggregate of 375,000 options to its Chief Operating Officer and Vice President of Sales in connection with their joining the Company. The terms of these options were as follows:

Weighted average exercise price	$0.83
Expiration	3 years from date of grant
Weighted average vesting period	12 months from date of grant

Fair values were estimated using the Black-Scholes option pricing model, based on the following assumptions:

Dividend yield	0%
Expected volatility	35.9%
Risk-free interest rate	4.7%
Expected term of options (in years)	1.5-2.3

Dividend yield is based on the Company’s historical and anticipated policy of not paying cash dividends. Expected volatility is based on the “calculated value” method set forth in FAS 123 (R) (based on historical volatilities of appropriate industry sector indices) because the Company’s stock did not have historic share price data available as its stock is not publicly traded as of September 30, 2006. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the options. The expected term of options represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules.

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

Compensation costs related to stock options for the quarters ended March 31, 2007 and 2006 totaled $20,788 and $120,842, respectively.

Note 3 - Common stock

In October 2005, the Company began a private placement offering to sell a minimum of 1,200,000 and a maximum of 6,000,000 shares of Common Stock at $0.83 per share with net proceeds to be used for working capital, general corporate purposes and repurchase of Common Stock up to 8,250,000 shares from certain existing, related-party shareholders. Pursuant to this offering, in December 2005, the Company issued 1,665,600 shares of Common Stock for cash at $0.83 per share, which resulted in proceeds of $1,283,900, net of issuance costs of $104,100. Additionally, warrants to purchase 237,810 shares of Common Stock at $0.83 per share expiring in December 2009 were issued to the placement agent in connection with the offering. The offering continued into January 2006, and in February 2006, the Company completed the private placement offering and issued an additional 712,500 shares of Common Stock for cash at $0.83 per share, which resulted in proceeds of $549,219 net of issuance costs of $44,531. Concurrently, the Company purchased Treasury Stock of 1,050,000 shares at $0.50 per share from two members of the Company’s Board of Directors and 7,200,000 shares at $0.05 per share from the Company’s founders for an aggregate purchase price of $885,000. As additional consideration for the purchase of the foregoing shares from the Company’s founders, the Company granted options to purchase an aggregate of 6,000,000 shares of Common Stock to the founders. These options vest at 1,500,000 per year over a period beginning January 1, 2007 to January 1, 2010 at exercise prices of $1.67 for the first three million and $2.67 for the remaining three million. The options expire January 1, 2011. As these options were issued in connection with a capital transaction and are in nature, similar to warrants, their implied value ($600,000) as determined by utilizing the Black-Scholes options pricing model, has been added to the cost ($885,000) of the Treasury Stock. The assumptions for the model were identical to those set forth in Note 2.

In December 2006, the Company completed a private placement and issued 905,768 shares at an average price per share of $0.63 resulting in proceeds of $571,460.

In February 2007, the Company completed an additional private placement and issued 555, 556 shares at $0.45 resulting in proceeds of $250,000.

Note 4 - Note Payable/Line of Credit

On September 29, 2006, the Platte Valley Bank increased the Company’s line of credit from $100,000 to $225,000. The line of credit is collateralized by a $50,000 certificate of deposit and the personal guarantees of the founders and, in addition, a security in the founders’ Missouri home and the accounts receivable of the Company. Interest, which is payable monthly, is currently at an annual rate of 8.25%. The line of credit originally expired March 29, 2007, but has been extended through March 29, 2008. As of March 31, 2007, a total of $156,622 had been drawn on the line.

Note 5 - Related party transactions

In the first quarter of 2007, there were no related party sales. The $101 account receivable from a related party at December 31, 2006 was paid in January 2007. In the first quarter of 2006, the Company recorded $1,850 in sales from a related party (father of Leann Saunders, a founding shareholder) and had an account receivable outstanding at March 31, 2006 in the amount of $1,140 which was subsequently paid.

Note 6 - Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SOFAS No. 128), “Earnings per Share”. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase Common Stock at the average market price during the period. Weighted average number of shares used to compute basic and diluted loss per share is the same in these financial statements since the effect of dilutive securities is anti-dilutive.

Note 7 - Commitments

In June 2006, the Company entered into a building lease for its new headquarters in Castle Rock, Colorado. The lease is for a period of five years and can be extended for an additional five years. The Company’s building lease in Platte City, Missouri was converted in February 2007 from a month-to-month basis to a one year period expiring in January 2008. The monthly rent is $1,550. In addition to the primary rent, both leases require additional payments for operating costs. The annual primary lease payments are as follows:

Year	Amount
2007	$61,194
2008	$46,592
2009	$46,170
2010	$47,322
2011	$23,952

The Company leases a copier machine which requires a base rent of $189 per month or $2,268 annually. The lease expires in September 2009.

Note 8 - Contingencies

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

The following discussion and analysis contains forward-looking statements, which involve risk and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements

Overview

We were incorporated in 1998 as a Missouri corporation. In March 2005, we reincorporated in Delaware, and in March 2006, we changed our domicile from Delaware to Colorado.

Until December 31, 2004 we were structured as a Subchapter S corporation, as that term is defined in the Internal Revenue Code of 1986, as amended, with all income or loss passed through to the shareholders. Beginning on January 1, 2005 we converted to a Subchapter C corporation and began to be directly subject to federal and state income taxation.

On May 12, 2005, we completed an acquisition of the assets and assumed certain liabilities of Cattlefeeding.com, Inc. which owned and operated the Cattlenetwork.com and the Cattlestore.com websites. The sales, cost, and expenses resulting from this acquisition have been included in our results of operations since the acquisition date.

Customer demand for our solutions is, to a large extent supported by the U.S. beef industry’s voluntary participation in quality verification programs related to the export of beef to international markets, including Japan, Mexico, South Korea, Canada and Europe. Subsequent to the discovery of the first case of mad cow disease in the U.S. in December 2003, the governments of these and other countries banned the import of beef from the U.S. Since that time, based on increased confidence resulting from implementation of quality verification programs (such as those offered by us), some of these key export markets such as Mexico and Canada have reopened. The Japan market, which has historically been the largest, remained closed (with the exception of a brief period from December 2005 to January 2006) and then, on July 27, 2006 the Japanese re-opened their market, however, Japanese customers have been slow to buy U.S. beef. The Korean market has also been re-opened but has imposed requirements which make compliance extremely difficult. China remains closed. The opportunity to participate in export markets presents a strong indicator of potential demand for approved verification processes, which have become essential. However, during the time in which the export markets are constrained, demand for our verification products is limited as participation in verification programs in the U.S. is voluntary and is only required for exporting beef. However, even in the current environment, we have experienced increasing demand for our verification and identification programs, driven by growing demand in Japan and Europe and, in the U.S., marketing claims of NHTC (non-hormone treated cattle) and humane handling.

Liquidity and Capital Resources

At March 31, 2007, we had cash and cash equivalents of $204,566 and working capital of $55,474 compared to $230,539 of cash and cash equivalents and working capital of $74,123 at December 31, 2006. At December 31, 2005, we had restricted cash of $471,664, including $421,664 held in escrow for the purchase of treasury stock and a $50,000 certificate of deposit held as collateral against our line of credit. In the first quarter of 2006, the $421,664 held in escrow was released and the company acquired 8,250,000 shares of its common stock for an aggregate cash purchase price of $885,000.

Net cash used by operating activities during the quarter ended March 31, 2007 was $268,752 compared to $209,977 used by operating activities during the quarter ended March 31, 2006. The net cash used by operations, off-set by the $250,000 received from the sale of common stock, was the principal reason for the overall reduction in our cash and cash equivalents balance from December 31, 2006.

Net cash provided by financing activities during the quarter ended March 31, 2007 was $250,000, compared to $67,218 provided by financing activities during the quarter ended March 31, 2006. As further discussed in Note 3 to the financial statements, the net cash provided by financing activities was related primarily to the completion of private placements off-set by the acquisition of treasury stock in the first quarter of 2006.

Accounts receivable decreased slightly to $175,562 at March 31, 2007, compared to $178,159 at December 31, 2006 as total revenues quarter over quarter remained relatively constant reflecting a two percent increase in the first quarter of 2007.

Prepaid expenses as of March 31, 2007 were $23,236 compared to $33,435 as of December 31, 2006. The balances relate primarily to prepaid insurance and the decrease is primarily related to amortization over the policy periods.

Accounts payable and accrued expenses were $204,149 at March 31, 2007, compared to $214,753 at December 31, 2006. The decrease relates primarily from decreased hardware sales activity compared to the fourth quarter of 2006.

Deferred revenue at March 31, 2007 was $2,160 compared to $10,820 at December 31, 2006. The decrease in deferred revenue was attributable to the continuing acceleration of our US Verified development cycle.

We believe that we have sufficient financial resources to fund our operations during 2007. Considering our cash on hand at March 31, 2007, our available line of credit of $68,000, the recent stock sale of $250,000 and our internal estimates, we have sufficient cash to execute our 2007 Business Plan. Our founders have also offered to lend funds to the Company. However, if U.S. beef export markets, particularly that of Japan, were to close or other unanticipated factors impact our plan, we may require additional capital to support our operations during 2007. At the present time we do not have formal commitments for any such additional capital, and there can be no assurance that, if needed additional capital will be available to us on commercially acceptable terms, or at all.

As of March 31, 2007, the Company has no off-balance sheet arrangements of any type.

Results of Operations

Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006

Revenues

Revenues are derived from sales of our USVerified identification and verification solutions, related hardware products, and advertising and products related to our internet-based online information/news site and e-commerce site. Revenues for the quarter ended March 31, 2007 were $471,315, an increase of 38% over the 2006 amount of $340,460. The primary reason for the increase in sales was the continuing increase in demand for our US Verified identification and verification solutions and advertising on our cattlenetwork.com website as the traffic on the site continues expanding.

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

In the first quarter of 2007, US Verified solutions revenue increased 45% to $309,595 from $213,483 in the first quarter of 2006. Related hardware sales, principally cattle identification ear tags, decreased 14% to $33,774 in the first quarter of 2007 from $39,172 in 2006. Sales of our USVerified solutions are expected to represent a substantial proportion (in excess of 50%) of revenues in the future. We believe that customer demand for our USVerified solutions will increase substantially with the reopening of key export markets and increasing demand for verification of NHTC and humane handling marketing claims. Revenue from our internet-based online web sites (Cattlenetwork.com and Cattlestore.com) acquired in May 2005, increased 46% to $127,946 in the first quarter of 2007 from $87,805 in 2006. The Cattlenetwork.com website, which derives the majority of revenue from advertising, increased 81% from $53,157 to $96,371 in the first quarter of 2007. The Cattlestore.com website, which was launched in late 2005, derives its revenue from lower margin e-commerce product sales. In the first quarter ended March 31, 2007, revenues from Cattlestore.com decreased 9% from $34,648 in 2006 to $31,575.

Cost of Sales and Gross Margin

Cost of sales for the quarter ended March 31, 2007 were $198,715, an increase of 31% over the 2006 amount of $151,507. Gross margin increased to 58% of revenues for the first quarter of 2007 compared to 56% for 2006. The primary reasons for the increased margin and margin percent relates to the overall increase in revenue coupled with the higher advertising revenue and margins of Cattlenetwork.com. We anticipate that in the future, sales of our USVerified solutions and Cattlenetwork.com advertising revenue will constitute an increasing proportion of overall revenue, which will result in maintaining the overall gross margin percentage due to the comparatively higher margins of these products and service offerings.

Selling, general and administrative expenses for the quarter ended March 31, 2007 were $557,852, a decrease of 5% over the 2006 amount of $586,738. The primary categories effecting the overall decrease in these expenses were a $105,624 decrease in contracted services from $107,811 for the first quarter 2006, off-set by a planned transitional increase in headcount which increased salaries $125,563 from $122,562 for the first quarter 2006. Headcount count increased from fourteen at the end of the first quarter 2006 to twenty-two at the end of the first quarter of 2007. These headcount increases were made to accommodate the increasing demand for our US Verified offerings and further development and enhancements of the Company’s websites. Legal, accounting and investor relations expenses increased $22,111 from $54,141 for the quarter ended March 31, 2006 to $76,252 for the quarter ended March 31, 2007. The increase primarily relates to the 2007 filing of the Company’s 2006 annual report (Form 10-KSB) with the Securities and Exchange Commission and on-going costs associated with activities associated with a public company. Stock-based compensation decreased from $120,842 to $20,789, reflecting the fact that 600,000 options were granted and vested in the quarter ended March 31, 2006. Based on stock options granted to date and the related vesting periods, the second quarter of 2007 stock-based compensation will be $14,427 and then $1,313 per quarter for the remainder of the year.

Other Income (Expense)

Net other expense for the quarter ended March 31, 2007 increased to $5,429 from $3,597 for the quarter ended March 31, 2006 primarily reflecting an increased balance of $75,288 in the line of credit Note Payable.

Net Income (Loss)

As a result of the foregoing, the net loss for the quarter ended March 31, 2007 was $290,681, compared to $401,382 for the quarter ended March 31, 2006.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported. The estimates that required management’s most difficult subjective or complex judgments are decribed below.

Impairment of Goodwill

We recorded goodwill as a result of the acquisition of Cattlefeeding.com, Inc. Following the end of 2005 and 2006, an assessment was made whether any of the goodwill recorded had been impaired. After an assessment by us and reviewed by the independent accounts, no impairment charge was taken.

Allowance for Doubtful Accounts

The allowance for doubtful accounts is based on management’s best assessment of our outstanding receivables.

ITEM 3. CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within ninety days of the filing of this Report on form 10-Q, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules (13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. We are not aware of any contemplated legal proceeding by a governmental authority or a private party involving IMI Global.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

EXHIBIT NO.	IDENTIFICATION OF EXHIBIT
10.1	Amended Employment Contract with Mark McGregor
31.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED MANAGEMENT INFORMATION, INC.

Date: May 7, 2007	By:	/s/ s/ John Saunders
John Saunders
Principal Executive Officer

Date: May 7, 2007		/s/ Mark D. McGregor
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

Date: May 7, 2007

/s/ John Saunders

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

Date: May 7, 2007

/s/ Mark D. McGregor

Mark D. McGregor
Principal Accounting Officer

Exhibit 32.1
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, John Saunders, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of INTEGRATED MANAGEMENT INFORMATION, INC. on Form 10-QSB for the quarterly period ended March 31, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of INTEGRATED MANAGEMENT INFORMATION, INC.

By: /s/ John Saunders
----------------------------
Name: John Saunders
Title: Chief Executive Officer
May 7, 2007

Exhibit 32.1
CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Mark D. McGregor, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of INTEGRATED MANAGEMENT INFORMATION, INC. on Form 10-QSB for the quarterly period ended March 31, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of INTEGRATED MANAGEMENT INFORMATION, INC.

By: /s/ Mark D. McGregor
----------------------------
Name: Mark D. McGregor
Title: Principal Accounting Officer
May 7, 2007