Form 10QSB
period 2007-06-30
Integrated Management Information, Inc.
filed 2007-08-14
CIK 1360565

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Yes ☒ No ☐

Class	Shares Outstanding	Date
Common, $.001 par value	19,328,839	August 1, 2007

INTEGRATED MANAGEMENT INFORMATION, INC.

INDEX

Page Number
PART I - FINANCIAL INFORMATION
Item 1.Financial Statements
Condensed Balance Sheets - June 30, 2007 (Unaudited) and December 31, 2006	3
Condensed Statements of Operations (Unaudited) - For the three months and six months ended June 30, 2007 and 2006	4
Condensed Statements of Cash Flows (Unaudited) - For the six months ended June 30, 2007 and 2006	5
Notes to Condensed Financial Statements (Unaudited)	6-9
Item 2.Management's Discussion and Analysis or Plan of Operations	10-13
Item 3. Controls and Procedures	14
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults Upon Senior Securities	15
Item 4. Submission of Matters to a Vote of Security Holders	15
Item 5. Other Information	15
Item 6. Exhibits	15
SIGNATURES	16
Certifications	17-20

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Integrated Management Information, Inc.
Condensed Balance Sheet

	June 30, 2007 (Unaudited)	December 31, 2006
Assets Current assets
Cash and cash equivalents	$86,291	$230,539
Accounts receivable, net of allowance of $20,000 and $21,950	139,349	178,159
Inventory	22,244	14,185
Prepaid expenses	26,389	33,435
Total current assets	274,273	456,318
Restricted cash
Cash restricted for payment of line of credit	50,000	50,000
Property and equipment
Equipment and furniture	129,654	115,409
Less accumulated depreciation	(89,602)	(83,792)
Net property and equipment	40,052	31,617
Other assets
Intangible assets, net	36,513	46,633
Goodwill	418,208	418,208
Total other assets	454,721	464,841
Total assets	$819,046	$1,002,776
Liabilities and shareholders' equity Liabilities Current liabilities
Notes payable	$156,622	$156,622
Accounts payable	210,875	206,466
Accrued expenses	14,633	8,287
Deferred revenues	31,358	10,820
Total current liabilities	413,488	382,195
Notes payable	350,000	350,000
Shareholders' equity
Common stock, par value $.001 per share. Authorized 95,000,000 shares; issued and outstanding 27,578,839 and 27,023,283 (8,250,000 held in treasury)	27,579	27,024
Additional paid-in capital	4,600,231	4,315,571
Treasury Stock of 8,250,000 shares	(1,485,000)	(1,485,000)
Retained (deficit)	(3,087,252)	(2,587,014)
Total shareholders' equity	55,558	270,581
Total liabilities and shareholders' equity	$819,046	$1,002,776
See accompanying notes to condensed financial statements

Integrated Management Information, Inc.
Condensed Statements of Operations
(Unaudited)

	Three months ended		Six months ended

	June 30,		June 30,
	2007	2006	2007	2006

Revenues	$529,952	320,568	$1,001,267	$661,028

Cost of sales	215,046	151,715	413,761	303,222

Gross profit	314,906	168,853	587,506	357,806

Selling, general and administrative expenses (1)	517,808	480,974	1,075,660	1,067,712

Loss from operations	(202,902)	(312,121)	(488,154)	(709,906)

Other income (expense)
Interest income	1,085	3,026	2,779	5,277
Interest expense	(7,740)	(5,719)	(14,863)	(11,567)

Net other expense	(6,655)	(2,693)	(12,084)	(6,290)

Loss before income taxes	(209,557)	(314,814)	(500,238)	(716,196)

Income taxes	---	---	---	---

Net loss	$(209,557)	$(314,814)	$(500,238)	$(716,196)

Earnings (loss) per share	$(0.01)	$(0.02)	$(0.03)	$(0.04)

Average shares outstanding	19,328,839	17,867,515	19,189,950	19,751,890

(1) Includes stock-based compensation
See Note 2	$14,427	$31,266	$35,215	$152,108

See accompanying notes to condensed financial statements

Integrated Management Information, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six months ended

	June 30,
	2007	2006
Cash flows from operating activities
Net loss	$(500,238)	$(716,196)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	15,930	18,669
Provision for bad debts	16,595	15,238
Stock-based compensation (Note 2)	35,215	152,108

Changes in assets and liabilities
Accounts receivable	22,215	103,110
Inventory	(8,059)	2,292
Prepaid expenses	7,046	(16,115)
Accounts payable	4,409	(30,389)
Accrued expenses	6,346	4,798
Deferred revenues	20,538	(39,156)

Net cash used by operating activities	(380,003)	(505,641)

Cash flows from investing activities
Acquisition of property and equipment	(14,245)	(4,489)
Net cash used by investing activities	(14,245)	(4,489)

Cash flows from financing activities
Line of credit, net	---	(27,960)
Proceeds from sale of common stock	250,000	549,220
Restricted cash released from escrow	---	421,664
Purchase of Treasury Stock	---	(885,000)
Net cash provided by financing activities	250,000	57,924

Net decrease in cash and equivalents	(144,248)	(452,206)

Cash and cash equivalents at beginning of period	230,539	684,833

Cash and cash equivalents at end of period	$86,291	232,627

See accompanying notes to condensed financial statements

Integrated Management Information, Inc.
Notes to Condensed Financial Statements
Quarter Ended June 30, 2007 and 2006
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

The accompanying condensed financial statements of the Company (other than the December 31, 2006 balance sheet, which has been derived from audited financial statements) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Regulation S-X. The Company has continued to follow the accounting policies set forth in the audited financial statements included in its Form 10-KSB filed March 28, 2007 with the Securities and Exchange Commission. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company’s financial position as of June 30, 2007, and the results of operations for the three month and six month periods ended June 30, 2007 and 2006, and cash flows for the six month periods ended June 30, 2007 and 2006. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

These condensed financial statements and footnotes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006, included in its Form 10-KSB.

Restricted cash

An escrow account was created in November, 2005 for proceeds from stock sales in connection with a private offering. These funds totaling $421,664 were paid out in January 2006. The Company also has a $50,000 certificate of deposit which partially collateralizes a $225,000 line of credit. (See Note 4 - Note Payable/Line of Credit).

Website Development and Enhancement Costs

During the second quarter of 2007, the Company undertook enhancements to one of its US Verified websites. Pursuant to the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) 00-2, “Accounting for Website Development Costs,” the Company capitalized $7,024 of costs directly associated with the enhancements. These costs will be amortized over three years.

In general, the Company does not capitalize costs associated with maintenance or the original development of web sites until the site is established and has proven the ability to attract subscribers and/or advertising revenues.

Going Concern

As shown in the accompanying financial statements, the Company has incurred losses from operations and negative cash flows from operations. During the first half of 2007, and the years 2006 and 2005, the Company’s growth was funded through a combination of cash flow from operations, convertible debt from private investors and private placement offerings. The Company expects that it will need to raise additional capital to accomplish its business objectives. The Company will continually evaluate all funding options including additional offerings of its securities to private, public and institutional investors and other credit facilities as they become available. There can be no assurance as to the availability or terms upon which financing alternatives might be available.

Note 2 - Stock-Based compensation

The Company issues new shares of its common stock to satisfy stock-based payments. As of June 30, 2007, 3,487,500 shares had been issued pursuant to approved plans for stock-based compensation.

Effective January 1, 2006, the Company prospectively adopted FAS123(R), Stock- Based Payments, and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107. Under this method, compensation cost recognized beginning January 1, 2006 will include costs related to all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of FAS123(R). Compensation cost for stock options granted to employees is recognized ratably over the vesting period.

On February 1, 2006, the Company granted an aggregate of 1,650,000 options to its CFO in connection with his joining the company. The terms of the options were as follows:

Weighted average exercise price	$0.99
Expiration	3 years from date of grant
Weighted average vesting period	9.2 months from date of grant

On July 1, 2007, all options were vested under this grant, of which none had been exercised. In the event the CFO is terminated or resigns and the options have not expired, the options will be exercisable for three years from the event date.

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

Dividend yield is based on the Company’s historical and anticipated policy of not paying cash dividends. Expected volatility is based on the “calculated value” method set forth in FAS123(R) (based on historical volatilities of appropriate industry sector indices) because the Company’s stock did not have historic share price data available as its stock was not publicly traded until November 15, 2006. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the options. The expected term of options represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules.

Prior to January 1, 2006, the Company measured compensation cost for stock-based employee compensation plans using the intrinsic value method of accounting as prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. For non-employee stock-based compensations, the Company recognized expense in accordance with FAS123 and valued the equity securities based on the fair value of the security on the date of grant.

Compensation costs related to stock options for the three months ended June 30, 2007 and 2006 totaled $14,427 and $31,266, respectively, and for the six months ended June 30, 2007 and 2006 totaled $35,215 and $152,108, respectively.

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

Note 4 - Note Payable/Line of Credit

On September 29, 2006, the Platte Valley Bank increased the Company’s line of credit from $100,000 to $225,000. The line of credit is collateralized by a $50,000 certificate of deposit and the personal guarantees of the founders and, in addition, a security in the founders’ Missouri home and the accounts receivable of the Company. Interest, which is payable monthly, is currently at an annual rate of 8.25%. The line of credit originally expired March 29, 2007, but has been extended through March 29, 2008. As of June 30, 2007, a total of $156,622 had been drawn on the line.

Note 5 - Related party transactions

In the first six months of 2007, there were no related party sales. The $101 account receivable from a related party at December 31, 2006 was paid in January 2007. There were no related party sales in the second quarter of 2006. In the first quarter of 2006, the Company recorded $1,850 in sales from a related party (father of Leann Saunders, a founding shareholder) and had an account receivable outstanding at June 30, 2006 in the amount of $1,140 which was subsequently paid.

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

The annual primary lease payments are as follows:

Year	Amount
2007 (6 months)	$31,542
2008	$46,592
2009	$46,170
2010	$47,322
2011	$23,952

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

The following discussion and analysis contains forward-looking statements, which involve risk and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

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

Liquidity and Capital Resources

At June 30, 2007, we had cash and cash equivalents of $86,291 and negative working capital of $139,215 compared to $230,539 of cash and cash equivalents and working capital of $74,123 at December 31, 2006. At December 31, 2005, we had restricted cash of $471,664, including $421,664 held in escrow for the purchase of treasury stock and a $50,000 certificate of deposit held as collateral against our line of credit. In the first quarter of 2006, the $421,664 held in escrow was released and the company acquired 8,250,000 shares of its common stock for an aggregate cash purchase price of $885,000.

Net cash used by operating activities during the six months ended June 30, 2007 was $380,003 compared to $505,641 used by operating activities during the six months ended June 30, 2006. The net cash used by operations, off-set by the $250,000 received in the first quarter 2007 from the sale of common stock, was the principal reason for the overall reduction in our cash and cash equivalents balance from December 31, 2006.

Net cash provided by financing activities was $250,000 compared to $57,924 provided by financing activities during the six months ended June 30, 2006. As further discussed in Note 3 to the condensed financial statements, the net cash provided by financing activities was related primarily to the completion of private placements off-set by the acquisition of treasury stock in the first quarter of 2006.

Accounts receivable decreased to $139,349 at June 30, 2007, compared to $178,159 at December 31, 2006. The decrease primarily relates to a $30,000 prepayment of an advertising contract and a reduction in the collection cycle.

Prepaid expenses as of June 30, 2007 were $26,389 compared to $33,435 as of December 31, 2006. The balances relate primarily to prepaid insurance and the decrease is primarily related to amortization over the policy periods.

Accounts payable and accrued expenses were $225,508 at June 30, 2007, compared to $214,753 at December 31, 2006. The increase relates primarily from sales and vendor activity compared to the fourth quarter of 2006.

Deferred revenue at June 30, 2007 was $31,358 compared to $10,820 at December 31, 2006. The increase in deferred revenue was primarily attributable to a six month prepayment of $30,000 on an advertising contract.

The Company is currently negotiating private placement offerings/commitments to supplement its financial resources and fund its operations for the next twelve months. Without this funding, or other sources of funding, the company will not have adequate working capital to execute its business plan.  At the present time we do not have formal commitments for such additional capital, and there can be no assurance that, if needed additional capital will be available to us on commercially acceptable terms, or at all. Additionally, if U.S. beef export markets, particularly that of Japan, were to close or other unanticipated factors impact our plan, we may require capital in addition to amounts currently being negotiated to support our operations.

As of June 30, 2007, the Company has no off-balance sheet arrangements of any type.

Results of Operations

Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006

Revenues

Revenues are derived from sales of our USVerified identification and verification solutions, related hardware products, and advertising and products related to our internet-based online information/news site and e-commerce site. Revenues for the quarter ended June 30, 2007 were $529,952, an increase of 65% over the 2006 amount of $320,568. The primary reason for the increase in sales was the continuing increase in demand for our US Verified identification and verification solutions and advertising on our cattlenetwork.com website as the traffic on the site continues expanding.

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

In the second quarter of 2007, US Verified solutions revenue increased 63% to $306,485 from $188,018 in the second quarter of 2006. Related hardware sales, principally cattle identification ear tags, increased 57% to $45,596 in the second quarter of 2007 from $29,084 in 2006. Sales of our USVerified solutions are expected to represent a substantial proportion (in excess of 50%) of revenues in the future. We believe that customer demand for our USVerified solutions will increase substantially with the reopening of key export markets and increasing demand for verification of NHTC and humane handling marketing claims.

Revenue from our internet-based online web sites (Cattlenetwork.com and Cattlestore.com) acquired in May 2005, increased 72% to $177,871 in the second quarter of 2007 from $103,466 in 2006. The Cattlenetwork.com website, which derives the majority of revenue from advertising, increased 66% from $70,893 to $117,833 in the second quarter of 2007. The Cattlestore.com website, which was launched in late 2005, derives its revenue from lower margin e-commerce product sales. In the second quarter ended June 30, 2007, revenues from Cattlestore.com increased 84% from $32,573 in 2006 to $60,038.

Cost of Sales and Gross Margin

Cost of sales for the quarter ended June 30, 2007 were $215,046, an increase of 42% over the 2006 amount of $151,715. Gross margin increased to 59% of revenues for the second quarter of 2007 compared to 53% for 2006. The primary reasons for the increased margin and margin percent relates to the overall increase in revenue coupled with the higher advertising revenue and margins of Cattlenetwork.com. We anticipate that in the future, sales of our USVerified solutions and Cattlenetwork.com advertising revenue will constitute an increasing proportion of overall revenue, which will result in maintaining the overall gross margin percentage due to the comparatively higher margins of these products and service offerings.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses for the quarter ended June 30, 2007 were $517,808, an increase of 8% over the 2006 amount of $480,974. The primary categories effecting the overall increase of $36,834 in SG&A expenses relates to a planned transitional increase in permanent headcount which was off-set by a reduction in contracted services and legal, accounting and investor relations fees. Headcount increased from 15 from the second quarter of 2006 to 21 at the end of the second quarter 2007. These headcount increases were made to reduce reliance on contracted services, accommodate increasing demand for our US Verified offerings and further development and enhancements of the Company’s websites. In the second quarter of 2007, SG&A salary expense totaled $258,294, an increase of $140,556 from $117,738 in the second quarter of 2006. This increase was off-set by a $50,041 reduction in contracted services from $72,571 in the second quarter of 2006 to $22,530 in the second quarter of 2007 and a $56,322 reduction in legal, accounting and investor relations which totaled $89,411 in the second quarter of 2006 and $33,089 in the second quarter of 2007. This decrease reflects reduced activity in connection with going public expenses incurred in the second quarter of 2006.

Other Income (Expense)

Net other expense for the quarter ended June 30, 2007 increased to $6,655 from $2,693 for the quarter ended June 30, 2006 primarily reflecting an increased balance in the line of credit Note Payable.

Net Income (Loss)

As a result of the foregoing, the net loss for the quarter ended June 30, 2007 was $209,577, compared to $314,814 for the quarter ended June 30, 2006.

Results of Operations

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Revenues

Revenues for the six months ended June 30, 2007 were $1,001,267 an increase of 52% over the 2006 amount of $661,028. The primary reason for the increase in sales was the continuing increase in demand for our US Verified identification and verification solutions and advertising on our cattlenetwork.com website.

US Verified solutions revenue increased 53% to $616,080 from $401,501 in the first half of 2006. Related hardware sales, principally cattle identification ear tags, increased 16% to $79,370 from $68,256 in the first six months of 2006. Sales of our US Verified solutions are expected to represent a substantial proportion (in excess of 50%) of revenues in the future. Revenue from our internet-based online websites (Cattlenetwork.com and Cattlestore.com) increased 60% to $305,817 from $191,271in the first 6months of 2006. The Cattlenetwork.com website, which derives the majority of revenue from advertising, increased 73% from $124,050 to $214,204 in the first half of 2007. The Cattlestore.com website, which derives its revenue from lower margin e-commerce product sales, increased revenue 36% from $67,221 to $91,613 in the first half of 2007.

Cost of Sales and Gross Margin

Cost of sales for the six months ended June 30, 2007 were $413,761, an increase of 36% over the 2006 amount of $303,222. Gross margin increased to 59% of revenues for the six months ended June 30, 2007 from 54% for 2006. The primary reason for the increased margin and margin percent relates to the overall increase in revenue coupled with a higher content of advertising revenue and margins associated with Cattlenetwork.com. We anticipate that in the future, sales of our US Verified solutions and Cattlenetwork.com advertising revenue will constitute an increasing proportion of overall revenue, which will result in maintaining the overall gross margin percentage due to the comparatively higher margins of these products and service offerings.

Selling, General and Administrative Expenses
For the six months ended June 30, 2007, SG&A expenses increased slightly to $1,075,660, an increase of less than 1% over the 2006 amount of $1,067,712. The major components effecting SG&A expenses relate to a planned transitional increase in permanent headcount which was more than off-set by a reduction in contracted services, legal, accounting and investor relations fees, and non-cash stock based compensation expenses. Salaries for the six months ended June 30, 2007 increased $266,119 to $506,419 from $240,300 for the first six months of 2006 which was partially off-set by a corresponding decrease in contracted services of $155,655 from $180,382 for the six months ended June 30, 2006 to $24,717 for the first six months of 2007. Headcount increased from 15 at June 30, 2006 to 21 at June 30, 2007. Legal, accounting and investor relations fees decreased $34,211 from $143, 552 in the first 6 months of 2006 to $109,341 in the first half of 2007 primarily as a result of reduced legal fees in connection with the process of filing Registration Statements to register the Company’s stock. Stock-based compensation incurred in connection with the adoption of FAS123(R) in January 2006 decreased $116,892 primarily because there were 600,000 options granted and vested in February 2006. For the six months ended 2006, stock-based compensation totaled $152,108 versus $35,216 in the first half of 2007. Based on stock options granted to date and the related vesting periods, stock-based compensation will be $1,313 per quarter for the remainder of the year.

Other Income (Expense)
Net other expense for the six months ended June 30, 2007 increased to $12,084 from $6,290 for the six months ended June 30, 2006 primarily reflecting an increased balance of $84,582 in the line of credit Note Payable.

Net Income (Loss)
As a result of the foregoing, the net loss for the six months ended June 30, 2007 was $500,238 compared to $716,196 for the six months ended June 30, 2006.

Critical Accounting Policies and Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported. The estimates that required management’s most difficult subjective or complex judgments are described below.

Impairment of Goodwill

We recorded goodwill as a result of the acquisition of Cattlefeeding.com, Inc. Following the end of 2005 and 2006, an assessment was made whether any of the goodwill recorded had been impaired. After an assessment by us and reviewed by the independent accountants, no impairment charge was taken.

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

INTEGRATED MANAGEMENT, INC.

Date: August 7, 2007	By:	/s/ John Saunders
John Saunders
Principal Executive Officer

Date: August 7, 2007	By:	/s/ Mark D. McGregor
Mark D. McGregor
Principal Accounting Officer

Exhibit 31.1

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

Date: August 7, 2007

/s/ John Saunders
John Saunders , Chief Executive Officer

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

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: August 7, 2007

/s/ Mark D. McGregor

Mark D. McGregor, Principal Accounting Officer

Exhibit 32.1
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, John Saunders, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of INTEGRATED MANAGEMENT INFORMATION, INC. on Form 10-QSB for the quarterly period ended June 30, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of INTEGRATED MANAGEMENT INFORMATION, INC.

By: /s/ John Saunders

Name: John Saunders
Title: Chief Executive Officer
August 7, 2007

Exhibit 32.1
CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Mark D. McGregor, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of INTEGRATED MANAGEMENT INFORMATION, INC. on Form 10-QSB for the quarterly period ended June 30, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of INTEGRATED MANAGEMENT INFORMATION, INC.

By: /s/ Mark D. McGregor

Name: Mark D. McGregor
Title: Principal Accounting Officer
August 7, 2007