Form 10QSB
period 2007-09-30
Integrated Management Information, Inc.
filed 2007-11-06
CIK 1360565

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ____________ to ___________.

Commission File Number 33-133624

INTEGRATED MANAGEMENT INFORMATION, INC.
(Exact name of small business issuer as specified in its charter)

Colorado (State or other jurisdiction of incorporation or organization)	43-1802805 (IRS Employer Identification No.)
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

Yes ☒ No ☐

Class	Shares Outstanding	Date
Common, $.001 par value	19,995,506	October 31, 2007

INTEGRATED MANAGEMENT INFORMATION, INC.

INDEX

INDEX

Page Number
PART I - FINANCIAL INFORMATION
Item 1.Financial Statements
Condensed Balance Sheets - September 30, 2007 (Unaudited) and December 31, 2006	3
Condensed Statements of Operations (Unaudited) - For the three months and nine months ended September 30, 2007 and 2006	4
Condensed Statements of Cash Flows (Unaudited) - For the nine months ended September 30, 2007 and 2006	5
Notes to Condensed Financial Statements (Unaudited)	6-8
Item 2.Management's Discussion and Analysis or Plan of Operation	9-13
Item 3. Controls and Procedures	13
PART II - OTHER INFORMATION
Item 1. Legal Proceedings	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	14
Item 4. Submission of Matters to a Vote of Security Holders	14
Item 5. Other Information	14
Item 6.Exhibits	14
SIGNATURES	15
Certifications	16-19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
Integrated Management Information, Inc.
Condensed Balance Sheet
	September 30, 2007 (Unaudited)	December 31, 2006
Assets Current assets
Cash and cash equivalents	$223,204	$230,539
Accounts receivable, net of allowance of $10,000 and $14,000	226,820	178,159
Inventory	20,628	14,185
Prepaid expenses	31,313	33,435
Total current assets	501,965	456,318
Restricted cash
Cash restricted for payment of line of credit	-----	50,000
Property and equipment
Equipment, furniture and software	141,303	115,409
Less accumulated depreciation	(93,553)	(83,792)
Net property and equipment	47,750	31,617
Other assets
Intangible assets, net	32,453	46,633
Goodwill	418,208	418,208
Total other assets	450,661	464,841
Total assets	$1,000,376	$1,002,776
Liabilities and shareholders' equity (deficit) Liabilities Current liabilities
Note payable to bank	$70,000	$156,622
Note payable to Cattlefeeding.com, Inc.	350,000	----
Accounts payable	273,191	206,466
Accrued expenses	18,856	8,287
Deferred revenues	18,962	10,820
Total current liabilities	731,009	382,195
Note payable to Cattlefeeding.com, Inc.	-----	350,000
Note payable	300,000	-----
Shareholders' equity (deficit)
Common stock, par value $.001 per share. Authorized 95,000,000 shares; issued and outstanding 28,245,506 and 27,023,283 (8,250,000 held in treasury)	28,245	27,024
Additional paid-in capital	4,701,298	4,315,571
Treasury Stock of 8,250,000 shares	(1,485,000)	(1,485,000)
Retained (deficit)	(3,275,176)	(2,587,014)
Total shareholders' equity (deficit)	(30,633)	270,581
Total liabilities and shareholders' equity (deficit)	$1,000,376	$1,002,776
See accompanying notes to condensed financial statements

Integrated Management Information, Inc.
Condensed Statements of Operations
(Unaudited)

	Three months ended		Nine months ended

	September 30,		September 30,
	2007	2006	2007	2006

Revenues	$618,084	$418,805	$1,619,351	$1,079,833

Cost of sales	289,637	245,517	703,398	548,739

Gross profit	328,447	173,288	915,953	531,094

Selling, general and administrative expenses (1)	510,619	569,572	1,586,279	1,637,284

Loss from operations	(182,172)	(396,284)	(670,326)	(1,106,190)

Other income (expense)
Interest income	3,335	930	6,114	6,207
Interest expense	(9,087)	(5,690)	(23,950)	(17,257)

Net other expense	(5,752)	(4,760)	(17,836)	(11,050)

Loss before income taxes	(187,924)	(401,044)	(688,162)	(1,117,240)

Income taxes	----	----	----	----

Net loss	$(187,924)	$(401,044)	$(688,162)	$(1,117,240)

Earnings (loss) per share	$(0.01)	$(0.02)	$(0.04)	$(0.06)

Average shares outstanding	19,662,172	17,867,515	19,347,357	19,123,765

(1) Includes stock-based compensation
See Note 2	$1,733	$31,266	$36,948	$183,374

See accompanying notes to condensed financial statements

Integrated Management Information, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine months ended

	September 30,
	2007	2006
Cash flows from operating activities
Net loss	$(688,162)	$(1,117,240)
Adjustments to reconcile net loss to net cash provided
by operating activities:
Depreciation and amortization	23,941	29,040
Provision for bad debts	21,026	26,089
Stock-based compensation (Note 2)	36,948	183,374

Changes in assets and liabilities
Accounts receivable	(69,687)	78,857
Inventory	(6,443)	(18,011)
Prepaid expenses	2,122	(9,043)
Accounts payable	66,725	112,279
Accrued expenses	10,569	33,652
Deferred revenues	8,142	(31,356)
Net cash used by operating activities	(594,819)	(712,359)

Cash flows from investing activities
Acquisition of property and equipment	(25,894)	(13,036)
Net cash used by investing activities	(25,894)	(13,036)

Cash flows from financing activities
Line of credit, net	(86,622)	(27,960)
Proceeds from note	300,000	549,220
Proceeds from sale of common stock	350,000	421,664
Restricted cash released	50,000	----
Purchase of Treasury Stock	---	(885,000)
Net cash provided by financing activities	613,378	57,924

Net decrease in cash and equivalents	(7,335)	(667,471)

Cash and cash equivalents at beginning of period	230,539	684,833

Cash and cash equivalents at end of period	$223,204	$17,362

Non-monetary transactions
Reclassification of Cattlefeeding.com note payable
from long-term to current                                                                         $  350,000             $          ---

See accompanying notes to condensed financial statements

Integrated Management Information, Inc.
Notes to Condensed Financial Statements
Quarter Ended September 30, 2007 and 2006
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

The accompanying condensed financial statements of the Company (other than the December 31, 2006 balance sheet, which has been derived from audited financial statements) are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Regulation S-X. The Company has continued to follow the accounting policies set forth in the audited financial statements for the year ended December 31, 2006 included in its Form 10-KSB filed March 28, 2007 with the Securities and Exchange Commission. In the opinion of management, the interim financial information provided herein reflects all adjustments (consisting of normal and recurring adjustments) necessary for a fair presentation of the Company’s financial position as of September 30, 2007, and the results of operations for the three month and nine month periods ended September 30, 2007 and 2006, and cash flows for the nine month periods ended September 30, 2007 and 2006. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

These condensed financial statements and footnotes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2006, included in its Form 10-KSB.

Restricted cash

An escrow account was created in November, 2005 for proceeds from stock sales in connection with a private offering. These funds totaling $421,664 were paid out in January 2006. The Company also had a $50,000 certificate of deposit which partially collateralized a line of credit, however, in September 2007 the line of credit was re-structured and the $50,000 certificate of deposit collateral was released. (See Note 4 - Note Payable/Line of Credit).

Website Development and Enhancement Costs

During the second and third quarters of 2007, the Company undertook enhancements to one of its US Verified websites and, in the third quarter 2007, finalized the development of its AgTrader Index website. Pursuant to the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) 00-2, “Accounting for Website Development Costs,” the Company has capitalized $18,673 ($11,649 in third quarter 2007 and $7,024 in second quarter 2007) of costs directly associated with these websites. These costs will be amortized over three years.

In general, the Company does not capitalize costs associated with maintenance or the original development of web sites until the site is established and has proven the ability to attract subscribers and/or advertising revenues.

Going Concern

As shown in the accompanying financial statements, the Company has incurred losses from operations and negative cash flows from operations. During the first three quarters of 2007, and the years 2006 and 2005, the Company’s growth was funded through a combination of cash flow from operations, debt from private investors and private placement offerings. The Company expects that it will need to raise additional capital to accomplish its business objectives and pay the $350,000 Cattlefeeding.com note payable which is due on June 12, 2008. The Company will continually evaluate all funding options including additional offerings of its securities to private, public and institutional investors and other credit facilities as they become available. There can be no assurance as to the availability or terms upon which financing alternatives might be available.

Note 2 - Stock-Based compensation

The Company issues new shares of its common stock to satisfy stock-based payments. As of September 30, 2007, 3,657,500 shares had been issued pursuant to approved plans for stock-based compensation.

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

On February 1, 2006, the Company granted an aggregate of 1,650,000 options to its CFO in connection with his joining the company. The terms of the options were as follows:

Weighted average exercise price $0.99
Expiration from date of grant 3 years
Weighted average vesting period 9.2 months from date of grant

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

On January 1, 2007, the Company granted an aggregate of 375,000 options to its Chief Operating Officer and Vice President of Sales in connection with their joining the Company. The terms of these options were as follows:

Weighted average exercise price	$0.83
Expiration from date of grant	3 years
Weighted average vesting period	1 year from date of grant

On September 4, 2007, the Company granted 10,000 options to each of four outside Directors and, on September 6, 2007, 130,000 shares to employees. The terms of these options were as follows:

	BOD	Employees
Weighted average exercise price	$0.18	$0.17
Expiration from date of grant	3 years	5 years
Weighted average vesting period	1 year	1.5 years

Fair values were estimated using the Black-Scholes option pricing model, based on the following assumptions:

Dividend yield	0%
Expected volatility	35.9%
Risk-free interest rate	4.7% to 4.9%
Expected term of options (in years)	1.5-3.25

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

Compensation costs related to stock options for the three months ended September 30, 2007 and 2006 totaled $1,733 and $31,266, respectively, and for the nine months ended September 30, 2007 and 2006 totaled $36,948 and $183,374, respectively.

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

In December 2006, the Company completed a private placement and issued 905,768 shares at an average price per share of $0.63 resulting in proceeds of $571,460 and, in February 2007, the Company completed an additional private placement and issued 555, 556 shares at $0.45 resulting in proceeds of $250,000.

On August 15, 2007, the Company completed the sale of 666,667 shares of its common stock at $0.15 per share, netting a total of $100,000. These shares and the ones previously sold in December 2006 and February 2007 were sold pursuant to an exemption registration provided by Section 4(2) of the Securities Act of 1933.

Note 4 - Note Payable/Line of Credit

On September 13, 2007, the Company obtained $300,000 through an unsecured debt financing. The $300,000 note, with one investor, bears an interest rate of 9% per annum, payable quarterly. The principal balance is due September 12, 2011.

The Company utilized $86,622 of the $300,000 Note proceeds to pay down its Platte Valley Bank line of credit to the current balance of $70,000. The line of credit was also restructured to reduce the amount from $225,000 to $75,000 and release the $50,000 certificate of deposit and the security in the founders’ Missouri home as collateral. The line of credit continues to be collateralized by the accounts receivable of the Company and the personal guarantees of the founders. Interest, which is payable monthly, is currently at an annual rate of 7.75%. The line of credit expires September 25, 2008.

The $350,000 unsecured note, which has been classified as a current liability, is due June 12, 2008. The note arose in May 2005 as a result of the Company’s acquisition of Cattlefeeding.com, Inc. (Cattlenetwork.com). The note bears interest at 5% per annum, payable monthly.

Note 5 - Related party transactions

In the third quarter 2007 there was a $150 sale and payment from a related party (father of Leann Saunders, a founding shareholder). In the first six months of 2007, there were no related party sales. The $101 account receivable from the same related party at December 31, 2006 was paid in January 2007. In the third quarter and nine months ended September 30, 2006, the Company recorded $1,652 and $3,502, respectively, in sales from the father of Leann Saunders, a founding shareholder. An account receivable of $1,912 was outstanding at September 30, 2006 and the amount was subsequently paid.

Note 6 - Basic and diluted net loss per share

Net loss per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SOFAS No. 128), “Earnings per Share”. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase Common Stock at the average market price during the period. Weighted average number of shares used to compute basic and diluted loss per share is the same in these financial statements since the effect of dilutive securities is anti-dilutive.

Note 7 - Commitments

In June 2006, the Company entered into a building lease for its new headquarters in Castle Rock, Colorado. The initial primary monthly rent was $3,617 and increases 2.5% annually. The lease is for a period of five years and can be extended for an additional five years. The Company’s building lease in Platte City, Missouri was converted in February 2007 from a month-to-month basis to a one year period expiring in January 2008. The monthly rent is $1,550. In addition to the primary rent, both leases require additional payments for operating costs.

The annual primary lease payments are as follows:

Year	Amount
2007 (3 months)	$15,771
2008	$46,592
2009	$46,170
2010	$47,322
2011	$23,952

The Company leases a copier machine which requires a base rent of $189 per month or $2,268 annually. The lease expires in September 2009.

Note 8 - Contingencies

Legal proceedings

The Company is and may be involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business. Counsel for the Company has been notified that the Company may be named as a defendant in a lawsuit, however, because the cause of action has not yet been filed, the Company is unable to comment on the merits of the threatened lawsuit. However, the Company does not believe, that even if a judgement were rendered against it, that it would have any material impact on financial position or results of operations.

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

Liquidity and Capital Resources

At September 30, 2007, we had cash and cash equivalents of $223,204 and negative working capital of $229,044 (including the $350,000 Note Payable to Cattlefeeding.com, Inc. which was reclassified from long-term to current in the second quarter 2007. The note is due June 12, 2008.) compared to $230,539 of cash and cash equivalents and working capital of $74,123 at December 31, 2006. At December 31, 2005, we had restricted cash of $471,664, including $421,664 held in escrow for the purchase of treasury stock and a $50,000 certificate of deposit held as collateral against our line of credit. In the first quarter of 2006, the $421,664 held in escrow was released and the company acquired 8,250,000 shares of its common stock for an aggregate cash purchase price of $885,000. In September 2007, the line of credit was re-structured and the $50,000 certificate of deposit collateral was released.

Net cash used by operating activities during the nine months ended September 30, 2007 was $594,819 compared to $712,359 used by operating activities during the nine months ended September 30, 2006. The net cash used by operations, off-set by the $350,000 received from the sale of common stock and the proceeds from the $300,000 note was the principal reason cash and cash equivalents only decreased $7,335 from December 31, 2006.
Net cash provided by financing activities was $613,378 compared to $57,924 provided by financing activities during the nine months ended September 30, 2006. The net cash provided by financing activities was related primarily to the completion of private placements and note proceeds, off-set by the acquisition of treasury stock in the first quarter of 2006.

Accounts receivable increased to $226,820 at September 30, 2007, compared to $178,159 at December 31, 2006. The increase primarily relates to increased sales in the third quarter 2007.

Prepaid expenses as of September 30, 2007 were $31,313 compared to $33,435 as of December 31, 2006. The balances relate primarily to prepaid insurance and, in the third quarter of 2007, a prepayment to the United States Department of Agriculture for the certification of our US Verified programs.

Notes payable increased $350,000 due to the reclassification of the Cattlefeeding.com note payable from long-term to current. The note bears interest at 5% and is due June 12, 2008.

Accounts payable and accrued expenses were $292,047 at September 30, 2007, compared to $214,753 at December 31, 2006. The increase relates primarily from sales and vendor activity compared to the fourth quarter of 2006.

Deferred revenue at September 30, 2007 was $18,962 compared to $10,820 at December 31, 2006. The increase in deferred revenue was primarily attributable to a six month prepayment of $30,000 on an advertising contract, which will be fully amortized at December 31, 2007.

As shown in the accompanying financial statements, the Company has incurred losses from operations and negative cash flows from operations. During the first three quarters of 2007, and the years 2006 and 2005, the Company’s growth was funded through a combination of cash flow from operations, debt from private investors and private placement offerings. The Company expects that it will need to raise additional capital to accomplish its business objectives and pay the $350,000 Cattlefeeding.com note payable which is due on June 12, 2008. The Company will continually evaluate all funding options including additional offering of its securities to private, public and institutional investors and other credit facilities as they become available. There can be no assurance as to the availability or terms upon which financing alternatives might be available.

As of September 30, 2007, the Company has no off-balance sheet arrangements of any type.

Results of Operations

Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006

Revenues

Revenues are derived from sales of our USVerified identification and verification solutions, related hardware products, and advertising and products related to our internet-based online information/news site and e-commerce site. Revenues for the quarter ended September 30, 2007 were $618,084, an increase of 48% over the 2006 amount of $418,805. The primary reason for the increase in sales was the continuing increase in demand for our US Verified identification and verification solutions and advertising on our cattlenetwork.com website as the traffic on the site continues expanding.

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

In the third quarter of 2007, US Verified solutions revenue increased 54% to $328,868 from $214,183 in the third quarter of 2006. Related hardware sales, principally cattle identification ear tags, increased 21% to $108,823 in the third quarter of 2007 from $89,622 in 2006. Sales of our USVerified solutions are expected to represent a substantial proportion (in excess of 50%) of revenues in the future. We believe that customer demand for our USVerified solutions will continue to increase with the reopening of key export markets and increasing demand for verification of NHTC and humane handling marketing claims.
Revenue from our internet-based online web sites (Cattlenetwork.com and Cattlestore.com) acquired in May 2005, increased 65% to $180,393 in the third quarter of 2007 from $115,000 in 2006. The Cattlenetwork.com website, which derives the majority of revenue from advertising, increased 96% from $60,099 to $117,893 in the third quarter of 2007. The Cattlestore.com website, which was launched in late 2005, derives its revenue from lower margin e-commerce product sales. In the third quarter ended September 30, 2007, revenues from Cattlestore.com increased 14% from $54,901 in 2006 to $62,500.

Cost of Sales and Gross Margin

Cost of sales for the quarter ended September 30, 2007 were $289,637, an increase of 18% over the 2006 amount of $245,517. Gross margin increased to 53% of revenues for the third quarter of 2007 compared to 41% for 2006. The primary reasons for the increased margin and margin percent relates to the overall increase in revenue coupled with the higher advertising revenue and margins of Cattlenetwork.com and US Verified solutions, off-set by the mix content of lower margin identification ear tags and e-commerce sales. We anticipate that in the future, sales of our USVerified solutions and Cattlenetwork.com advertising revenue will constitute an increasing proportion of overall revenue, which will result in maintaining the overall gross margin percentage due to the comparatively higher margins of these products and service offerings.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses for the quarter ended September 30, 2007 were $510,619, a decrease of 10% over the 2006 amount of $569,572. The primary categories effecting the overall decrease of $58,953 in SG&A expenses relates to a planned transitional increase in permanent headcount which was off-set by a reduction in contracted services, legal, accounting and investor relations fees, stock based compensation and overall expense levels. Headcount increased from 15 from the third quarter of 2006 to 21 at the end of the third quarter 2007. These headcount increases were made to reduce reliance on contracted services, accommodate increasing demand for our US Verified offerings and further development and enhancements of the Company’s websites. In the third quarter of 2007, SG&A salary expense totaled $254,882, an increase of $107,052 from $147,830 in the third quarter of 2006. This increase was off-set by a $61,210 reduction in contracted services from $80,320 in the third quarter of 2006 to $19,110 in the third quarter of 2007 and a $19,345 reduction in legal, accounting and investor relations which totaled $69,739 in the third quarter of 2006 and $50,394 in the third quarter of 2007. This decrease reflects reduced activity in connection with going public expenses incurred in the third quarter of 2006. Stock based compensation decreased $29,533 in the third quarter of 2007 to $1,733 from $31,266 in 2006.

Other Income (Expense)

Net other expense for the quarter ended September 30, 2007 increased to $5,752 from $4,760 for the quarter ended September 30, 2006 primarily reflecting an increased balance in the line of credit Note Payable.

Net Income (Loss)

As a result of the foregoing, the net loss for the quarter ended September 30, 2007 was $187,924, compared to $401,044 for the quarter ended September 30, 2006.

Results of Operations

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Revenues

Revenues for the nine months ended September 30, 2007 were $1,619,351 an increase of 50% over the 2006 amount of $1,079,833. The primary reason for the increase in sales was the continuing increase in demand for our US Verified identification and verification solutions and advertising on our cattlenetwork.com website.

US Verified solutions revenue increased 54% to $944,948 from $615,683 for the nine months ended September 30, 2007 and 2006, respectively. Related hardware sales, principally cattle identification ear tags, increased 19% to $188,193 from $157,878 in the first nine months of 2006. Sales of our US Verified solutions are expected to represent a substantial proportion (in excess of 50%) of revenues in the future. Revenue from our internet-based online websites (Cattlenetwork.com and Cattlestore.com) increased 59% to $486,210 from $306,272 in the first nine months of 2006. The Cattlenetwork.com website, which derives the majority of revenue from advertising, increased 80% from $184,150 to $332,097 for the first nine months of 2007. The Cattlestore.com website, which derives its revenue from lower margin
e-commerce product sales, increased revenue 26% from $122,122 to $154,113 for the nine months of 2007.

Cost of Sales and Gross Margin

Cost of sales for the nine months ended September 30, 2007 were $703,398, an increase of 28% over the 2006 amount of $548,739. Gross margin increased to 57% of revenues for the nine months ended September 30, 2007 from 49% for 2006. The primary reason for the increased margin and margin percent relates to the overall increase in revenue coupled with a higher content of advertising revenue and margins associated with Cattlenetwork.com and our US Verified solutions. We anticipate that in the future, sales of our US Verified solutions and Cattlenetwork.com advertising revenue will constitute an increasing proportion of overall revenue, which will result in maintaining the overall gross margin percentage due to the comparatively higher margins of these products and service offerings.

Selling, General and Administrative Expenses

For the nine months ended September 30, 2007, SG&A expenses decreased $51,005 to $1,586,279, a decrease of 3% over the 2006 amount of $1,637,284. The major components effecting SG&A expenses relate to a planned transitional increase in permanent headcount which was primarily off-set by a reduction in contracted services, legal, accounting and investor relations fees, and non-cash stock based compensation expenses. Salaries for the nine months ended September 30, 2007 increased $373,172 to $761,301 from $388,129 for the nine months of 2006 which was partially off-set by a corresponding decrease in contracted services of $216,404 from $260,231 for the nine months ended September 30, 2006 to $43,827 for the nine months of 2007. Headcount increased from 15 at September 30, 2006 to 21 at September 30, 2007. Legal, accounting and investor relations fees decreased $53,556 from $213,291 in the nine months of 2006 to $159,735 in the nine months of 2007 primarily as a result of reduced legal fees in connection with the process of filing Registration Statements to register the Company’s stock. For the nine months ended 2006, stock-based compensation totaled $183,374 versus $36,948 in 2007. The decrease of $146,427 related primarily to a one time charge of $116,892 in the first quarter of 2006 which related to 600,000 options granted and vested. Based on stock options granted to date and the related vesting periods, stock-based compensation will be $2,573 in the fourth quarter 2007.

Other Income (Expense)

Net other expense for the nine months ended September 30, 2007 increased to $17,836 from $11,050 for the nine months ended September 30, 2006 primarily reflecting an increased balance in the line of credit Note Payable.

Net Income (Loss)

As a result of the foregoing, the net loss for the nine months ended September 30, 2007 was $688,162 compared to $1,117,240 for the nine months ended June 30, 2006.

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

ITEM 3. CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within ninety days of the filing of this Report on form 10-QSB, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules (13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is and may be involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business. Counsel for the Company has been notified that the Company may be named as a defendant in a lawsuit, however, because the cause of action has not yet been filed, the Company is unable to comment on the merits of the threatened lawsuit. However, the Company does not believe, that even if a judgement were rendered against it, that it would have any material impact on financial position or results of operations.

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

INTEGRATED MANAGEMENT INFORMATION, INC.

Date: November 1, 2007	By:	/s/ John Saunders
John Saunders
Principal Executive Officer

Date: November 1, 2007	By:	/s/ Mark D. McGregor
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

Date: November 1, 2007
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

Date: November 1, 2007

/s/ Mark D. McGregor

Mark D. McGregor, Principal Accounting Officer

Exhibit 32.1
CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, John Saunders, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of INTEGRATED MANAGEMENT INFORMATION, INC. on Form 10-QSB for the quarterly period ended September 30, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of INTEGRATED MANAGEMENT INFORMATION, INC.

By: /s/ John Saunders
----------------------------
Name: John Saunders
Title: Chief Executive Officer
November 1, 2007

Exhibit 32.1
CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

I, Mark D. McGregor, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of INTEGRATED MANAGEMENT INFORMATION, INC. on Form 10-QSB for the quarterly period ended September 30, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of INTEGRATED MANAGEMENT INFORMATION, INC.

By: /s/ Mark D. McGregor
----------------------------
Name: Mark D. McGregor
Title: Principal Accounting Officer
November 1, 2007