Form 10KSB
period 2007-12-31
Integrated Management Information, Inc.
filed 2008-03-28
CIK 1360565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒                  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

☐                     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File No. 333-133634

INTEGRATED MANAGEMENT INFORMATION, INC.

(Name of Small Business Issuer in its charter)

Colorado	43-1802805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

221 Wilcox, Suite A

Castle Rock, CO 80104

(Address of principal executive offices, including zip code)

Issuer’s telephone number, including area code:

(303) 895-3002

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒       No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐  No   ☒

The Issuer’s revenues for the fiscal year ended December 31, 2007 were $2,307,808.

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of March 24, 2008 was 19,995,506. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 24, 2008, based on the last sales price on the OTC Bulletin Board as of such date, was approximately $1,545,487.

DOCUMENTS INCORPORATED BY REFERENCE

Transition Small Business Disclosure Format:                Yes         ☐                            No           ☒

PART I

ITEM 1.  BUSINESS

Integrated Management Information, Inc. (“IMI Global,” “IMI,” the “Company,” “our,” “we,” or “us,”) is a recognized leader providing third-party verification and communication solutions for the agriculture and food industry. Our solutions help our customers establish their own systems, meet government regulations, create their own premium brand identity, gain cost efficiencies and command a higher price for their product.

We were incorporated in 1998 as a Missouri corporation. In March, 2005, we reincorporated in Delaware and in April 2006 we redomiciled to Colorado.

On February 14, 2006, our shareholders approved a three for two stock split. All common shares here-in reflect this split.

DESCRIPTION OF BUSINESS

We apply information technology, verification systems and electronic documentation management to the livestock and food industry by addressing the growing importance to the industry (producers, processors, and customers) of detailed information regarding identification, traceability, and verification of marketing claims such as: source of origin information, genetic background, animal treatment, animal health history, animal age, animal movements, nutrition, and other credence attributes. Our solutions provide assurance regarding those claims made that can not be confirmed by visual inspection once the product reaches the meat case and is marketed to the consumer. We have developed a range of proprietary web based applications, consulting methodologies, auditing processes, and other services to allow the livestock and food industry to record, manage, report, and audit this information.

We also own several internet-based online services providing news and information about the North American livestock and food industry. These websites contribute revenues from their e-commerce activities and advertising.

INDUSTRY BACKGROUND

As the livestock and food industry has matured and expanded internationally, there has been an increasing need to record, manage, report and audit information regarding the source, age, genetic background,  animal treatment, nutrition, and other credence attributes of livestock for the benefit of producers, processors, distributors, retailers, consumers, and regulators.

Demand for livestock identification, traceability and verification solutions further accelerated in recent years due to industry and consumer concerns regarding bovine spongiform encephalopathy (mad cow disease), governmental and industry regulations regarding recordkeeping for livestock, and technology, and technology advances, including radio frequency ID tags for livestock and web-based systems facilitating real-time data entry, reporting, and auditing.

Many of the world’s largest beef and other livestock exporting countries, including Brazil, Argentina, and Australia, have established mandatory traceability and verification standards. Other countries have issued voluntary animal identification and traceability standards. The United States lags with regards to meeting this market demand, as the United States government has not to date established mandatory traceability standards.

To support industry driven marketing programs and to comply with trade agreements established with international export partners, the United States Department of Agriculture (“USDA”), Agriculture Marketing Service, Audit, Review and Compliance Branch has established the voluntary Quality System Assessment, Non Hormone Treated Cattle (NHTC), and Process Verified programs based on ISO 9001 Instructions. These programs provide guidelines and structure to enable suppliers of agricultural products and services to assure customers of their ability to provide consistent quality products or services by having their processes audited by independent, third-party auditors using USDA approved methodologies and programs.

The USDA’s Quality System Assessment (QSA) program is a documented quality management system and verification trail that can support specific product claims or customer requirements, as well as confirm compliance with export standards. The approved QSA must show that characteristics of the product are being monitored and measured accurately. Approved QSA programs are audited by the USDA at least twice per year.

The USDA’s Process Verified Program (“PVP”) is similar to the QSA program, but broader in scope. Like the QSA, PVP ensures that companies deliver products that meet stated product claims. In addition, it provides the livestock and food industry with a verifiable marketing tool. Once marketing claims are verified by the USDA, the company may use the “USDA Process Verified” shield on its marketing materials.

Both Quality Systems Assessment and Process Verification Programs are applicable to a company’s entire program or certain portions of its programs where specified producer or product requirements are supported by a document quality management system and the documented delivery processes are verified through an independent, third party audit. To operate an approved program, suppliers must submit a documented quality management system to the Audit Review and Compliance Branch of the USDA Livestock and Seed Program and successfully pass a document review and an on-site audit.

Within the United States, these USDA programs are voluntary and are primarily useful in providing the industry with a process for demonstrating source, age, and quality attributes as the product moves through the supply chain. In addition, compliance with the programs allows producers to verify claims such as “age verified,” “non-hormone treated,” or “guaranteed tender.”

To market beef and other livestock products outside of the United States, suppliers must comply with the QSA and PVP policies and procedures and address the specified product requirements addressed in the USDA Export Verification (“EV”) Instructions specific to each country. Regardless of final export destination or specific Export Verification program requirements, US suppliers seeking to sell beef and other livestock products must participate in a pre-approved Quality System Assessment or Process Verified Program so as to have an approved means of verifying source, age, and other specific product requirements. Therefore, though the program is voluntary, it is mandatory to gain access to many export markets.

Japan, Mexico, South Korea, and Europe are the world’s largest export markets. To market beef and other livestock products in these markets, beef for example, is required to be sourced from cattle that are of a certain maximum age at the time of slaughter. The USDA QSA program is the standard mechanism for verifying source and age for these export markets and, therefore, is a mandatory requirement for producers, packers, and distributors to export to these key markets.

These export markets represent a significant opportunity for the US livestock and food industry. Prior to the discovery of the first case of mad cow disease in the US in December 2003, the USDA estimated that the industry exported approximately $2.8B to Japan, Mexico, South Korea, and Canada. The governments of these and other countries responded to the discovery by forbidding import of beef and other livestock products from the US, and exports fell to approximately $0.4B during 2004. In large part because of implementation of the USDA QSA initiatives, export partners’ confidence in US beef and other livestock supply increased, and many export markets reopened, including Mexico, Canada, Hong Kong, Singapore, and Taiwan. In December 2005, Japan lifted its ban on imported US beef and other livestock products, but reinstated it in January 2006 after an inspection revealed a case of non-compliance with the Japanese import regulations. In mid-2006, the Japanese market reopened. The Korean market also reopened, but imposed restrictions which make compliance extremely difficult. The Chinese market remains closed. Current beef and other livestock consumption within the US has not changed over the past 20 years, while the productivity of the US livestock and food industry continues to improve. Therefore, international market access and growth is critical for the US livestock and food industry. Future growth opportunities for US protein lie in consumption growth internationally, as only 2% of the world’s population resides in the US.

The opportunity to participate in export markets presents a strong indicator of potential demand for approved verification processes, which have become essential. However, during the time in which the export markets are closed, demand for solutions to comply with these regulatory requirements is constrained. Furthermore, the recent Hallmark/Westland beef recall, due to animal handling practices, shows the domestic markets interest in standardized practices and a need for third-party verification.

PRODUCT AND SERVICE OFFERINGS

To address the livestock industry’s requirements to deploy and maintain identification, traceability, and verification systems and to facilitate participation in and compliance with the USDA’s Quality System Assessment, Process Verification, and Export Verification Programs, we have developed and offer a balanced portfolio of products and services. These solutions address specific requirements at each level of the livestock supply chain. In addition, we offer customized solutions to address unique customer requirements. We complement these products and services with our Cattlenetwork.com and Cattlestore.com industry information services and internet portals.

We offer a range of products and services to track, record, manage, report, and audit key data regarding livestock. Our distinct product line is USVerified™.com, a USDA Process Verified Product Line which offers the following verification solutions: USDA Process Verified, QSA, NHTC and EV Program Development for companies. Our offerings address the needs of each industry segment, and our customers span the supply chain from birth through the various stages of feeding and raising the livestock, to packing and distribution. We have no principal suppliers because most of our revenue is service related. What products we do purchase (principally livestock identification ear tags) we purchase primarily from Allflex and Digital Angel. However, there are numerous other companies which manufacture and market such ear tags. Our USVerified products and services offerings are tailored to the needs of each level of the beef and other livestock supply chain in support of USDA programs:

Suppliers (Cow/Calf Producers)

Supply Verified is a verification and auditing service offered to livestock and food industry suppliers that enables them to demonstrate their ability to efficiently and accurately track key data related to the source and age of livestock. The USDA has informed us that our Supply Verified program was the industry’s first USDA approved offsite evaluation process for cattle and other livestock suppliers to meet requirements under the USDA’s QSA and PVP programs.

Under the Supply Verified program, suppliers provide documentation to us about their processes and records. This documentation is evaluated and audited by us and, if warranted, we provide a certificate that the producer meets the requirements of source and age verification. We charge each supplier a fixed annual fee for performing the audit and providing the certification. In order to maintain certification, a supplier must participate in the annual audits.

Feed Yards

We offer solutions to enable feed yards to comply with USDA’s verification requirements. Initially, we work with the feed yard to implement the required systems and procedures to track key data regarding the cattle and other livestock that move through the operation, including source and age as well as additional health and nutritional information. This service is provided and priced to feed yards on a packaged basis, which includes access to our proprietary web based applications and processes, completion of a USDA program compliant manual, implementation services, and initial training. In addition, we offer a monthly service to maintain the USDA compliant manual and web host the data.

Packers

We offer solutions to meat packers, processors and distributors to demonstrate that their products comply with USDA’s QSA requirements, Export Verification (“EV”) requirements as well as the USDA’s Process Verified Program (“PVP”), which is broader in scope than the QSA program. Suppliers with approved USDA Process Verified Programs are able to make marketing claims associated with their process verified points — such as age, source, feeding practices, or other raising and production claims. This service is provided and priced to meat packers on a packaged basis, which includes access to our Proprietary web based applications and processes, completion of a USDA program compliant manual, obtaining USDA approval, implementation services, and initial training. In addition, we offer a monthly service to maintain the USDA compliant manual and web host the data.

SALES

We have three primary channels for selling our product and service offerings: Third-Party Verification, The Networks and E-Learning Solutions. We sell our products and services directly to customers at various levels in the livestock supply chain. Our customers include some of the largest U.S. beef and pork packers, however no single customer generates more than 10% of our revenue.

Third Party Verification

Our USVerified™.com product line offers the following verification solutions: USDA Process Verified, QSA, NHTC and EV Program Development for companies. Additionally we provide various products and services to promote our verification programs including:

•                  Source and Age Verification (USDA Process Verified Product Line)

•                  Non-Hormone Treated Cattle, NHTC (USDA Process Verified Product Line)

•                  Premise Registration (NAIS Program)

•                  Individual Animal Identification and Tag Allocation (USDA Process Verified Product Line)

•                  Simply Natural Beef™ (USDA Process Verified Product Line)

•                  PetSupplyVerified, building verification programs to verify marketing claims for the Pet Food Industry.

We also offer consulting and web-based development on a customized basis to meet special customer requirements. For the years-ended December 31, 2007 and 2006, our third party verification programs provided approximately 54% and 48%, respectively, of our revenue.

Our Networks

Our networks are leading internet industry specific news and information websites. The websites include:

•                  CattleNetwork.com, the most widely viewed website serving the worldwide cattle industry

•                  AgNetwork.com, dedicated to covering broader agriculture industry news and market information

•                  MyEquineNetwork.com, the website for the horse industry and enthusiasts

In addition, we also own AgTraderIndex, a unique commodity market analyst tool, and Cattlestore.com, an e-commerce site for customers to purchase a wide range of products and supplies related to agriculture.

We derive revenue from our networks through a combination of advertising sales to companies seeking to reach a unique base of readers and sales of products through Cattlestore.com. Internet sales and advertising generated approximately 46% and 52% of our revenue for the years-ended December 31, 2007 and 2006, respectively.

E-Learning Solutions

We have constructed highly customizable e-learning solutions for our customers. These solutions offer our customers the ability to standardize training materials, provide access to remote locations, easily automate the training modules, quickly update and modify and assess employee competency.

MARKETING

Our marketing strategy includes direct marketing, advertising, event sponsorship, and trade show participation. From a public relations perspective, our staff is frequently quoted in industry trade journals and requested as speakers at various industry events as subject matter experts on the topics of animal identification, traceability, branding, and the USDA QSA, EV and PVP programs. We maintain strong affiliations with Breed Associations, US Meat Export Federation, The National Meat Association, The National Cattlemen’s Beef Association, and Livestock Marketing Association.

In order to reach additional customers, we continually develop strategic marketing partnerships with leading companies in the industry with complementary abilities and products. We do not currently rely on any third party contracts with distributors, licenses or manufacturers in conducting our business.

COMPETITION

Of the 775,000 independent suppliers of cattle in the United States, we estimate that only approximately 40,000 use some form of verification program. We currently provide tracking information for approximately 4,000 of the most significant independent suppliers which we believe supply greater than 50% of the beef and other livestock products available for exports markets.

We believe we differentiate ourselves from our competitors by providing better, more flexible solutions to all segments of the supply chain. We are also the market leader in the area of diversifying to the Non-Hormone Treated Cattle Verification Program and the USDA’s Never Ever 3 Verification Program.

Our key competitors for our SupplyVerified Program are: AgInfolink, MicroBeef Technologies, and Sterling Solutions.

INTELLECTUAL PROPERTY

We create, own and maintain a variety of intellectual property assets that we believe are among our most valuable assets. Our intellectual property assets include patents and patent applications related to our innovations, products and services, trademarks related to our brands, products and services, and other property rights. We also have licensing arrangements when features from our programs are desirable to incorporate into either a new or an existing technology we offer. We seek to protect our intellectual property right assets through patent, copyright, trade secret, trademark and other laws of the United States and other countries, and through contractual provisions. Additional information regarding certain risks related to our intellectual property is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-KSB.

EMPLOYEES

As of December 31, 2007 we had 21 employees all of which are full-time. Our future success is substantially dependent upon the performance of our key senior management personnel, as well as our ability to attract and retain highly qualified technical personnel. Additional information regarding certain risks related to our employees is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-KSB.

AVAILABLE INFORMATION

Our website is located at www.imiglobal.com. We make available free of charge on our investor relations website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

ITEM 1A.               RISK FACTORS

In addition to the other information included in this report and our other public filings and releases, the following factors should be considered when evaluating our business, financial condition, results of operations and prospects:

We have had a history of operating losses and negative cash flows from operations. There is no assurance that we will achieve profitability in the future, or that we will be able to raise additional capital or continue as a going concern.

We have a history of operating losses. It is uncertain if our future prospects will result in profitable operations. If we continue to experience losses, the value of an investment in our common stock could decline significantly.

If we are unable to significantly grow the sales of our products and services in the next twelve months and if our business operations continue at their current levels, we will be unable to generate sufficient cash for our planned operations. We will need to raise additional capital and/or further reduce operating costs. We can give no assurances that additional capital will be available to us on favorable terms, or at all. Our inability to obtain additional capital, if and when needed, would have a material adverse effect upon our financial condition and our ability to continue as a going concern.

We operate in a highly competitive industry with a limited market characterized by changing technology, frequent introductions of new products, product enhancements, and evolving industry standards.

We compete with many other vendors of products and services designed for tracking cattle and other livestock and for herd management. Our competitors range from small start-up companies to multi-national firms. Our competitors may have significantly greater financial, technical and marketing resources. Competition is likely to intensify as current competitors expand their product offerings and as new companies enter the market. Increasing competition may result in reduced margins and the loss of market share. Our competitors may offer broader product lines or technologies that are more commercially attractive and gain greater market acceptance than our current or future products. Additionally, new technology may render our products obsolete.

The success of our business model depends on the broad acceptance of our technologies into markets that are continuing to develop as a result of the increasing focus on food safety and assurance.

We are currently benefiting from a slow but growing movement among U.S. and international beef and other livestock producers to source and age verify products. This emerging trend is fueled in part by consumers focus on food safety and assurance. However, we can offer no assurances that there will be market acceptance of our technologies. Furthermore, some of our primary target segments within the livestock and food industry are experiencing unpredictable economic conditions and are expected to continue to struggle with supply, trade and profitability issues in the near term. Although we believe that our products, if adopted on a wide-scale basis, would have a significant impact on improving the safety, quality and confidence in our nation’s food supply, our customers for these products historically have been very slow to change and reluctant to adopt new technologies and business practices.

Decreases or delays in advertising spending by our advertisers due to general economic conditions could harm our ability to generate advertising revenue.

Expenditures by advertisers tend to be cyclical in nature, reflecting overall economic conditions and budgeting and buying patterns. Since we derive a portion of our revenues from advertising, any decreases in or delays in advertising spending due to economic conditions could reduce our revenues or negatively impact our ability to grow our revenues.

Our business may be negatively impacted by international export market activities, including trade barriers to US beef and other livestock exports and customer acceptance of US beef and other livestock products.

In prior years, the Japanese and Korean beef and other livestock markets were closed to the U.S. as a result of mad cow disease in at least one animal in the United States. Currently, the Japanese and Korean markets are the largest beef and other livestock export markets for U.S. producers. Both markets require verification, which is important to the sale of our products. Because the U.S. market does not mandate verification, there is limited incentive for beef and other livestock producers to purchase our products. Therefore, international trade barriers and limited consumer acceptance of U.S. beef and other livestock products can significantly impair our sales and profitability.

In the event that market demand for beef and other livestock products declines, our customers may not be able to generate sufficient revenues to justify purchase of our verification solutions and consulting services.

Public attitudes towards beef and other livestock products may be influenced by claims that these products are unsafe for consumption or pose unknown health risks. Decreased demand for beef and other livestock products could have a material adverse affect on the operating results and financial condition of our existing or prospective customers. If operating results of our customers are impaired, the resources that our customers can devote to building information systems for tracking cattle and other livestock and herd management would be reduced which in turn would limit purchases of our verification solutions and consulting services. Therefore, our ability to generate revenue is subject to the risks and uncertainties relating to the financial condition of its customers.

We look for opportunities to expand our presence in international markets in which we may have limited experience and inherently international operations are subject to increased risks which could harm our business, operating results and financial condition.

We continually seek to expand our product and service offerings in international markets. As we expand into new international markets, we will have only limited experience in marketing and operating our products and services in such markets. In other instances, we may rely on the efforts and abilities of foreign business partners in such markets. Certain international markets may be slower than domestic markets and our operations in international markets may not develop at a rate that supports our level of investment.

In addition to uncertainty about our ability to expand into international markets, there are certain risks inherent in doing business internationally, including:

•                  trade barriers and changes in trade regulations;

•                  difficulties in developing, staffing and simultaneously managing a large number of varying foreign operations as a result of distance, language and cultural differences;

•                  stringent local labor laws and regulations;

•                  longer payment cycles;

•                  currency exchange rate fluctuations;

•                  political or social unrest or economic instability;

•                  import or export restrictions;

•                  seasonal volatility in business activity;

•                  risks related to government regulation or required compliance with local laws in certain jurisdictions, including those more fully described above; and

•                  potentially adverse tax consequences.

One or more of these factors could harm our future international operations and consequently, could harm our brand, business, operating results and financial condition.

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

Both John and Leann Saunders’ reputation and prominence in the field provide us with a strong competitive advantage. While they are currently bound by employment agreements, we can offer no assurance that John and or Leann Saunders will be able to continue to work for us in the event of an unforeseen accident, severe injury or major disease, or on a long-term basis. The loss of key personnel could have a material adverse effect on our business and operating results.

Corporate governance requirements are likely to increase our costs and make it more difficult to attract qualified directors.

We face corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as rules adopted by the Securities and Exchange Commission. We expect that changes in these laws, rules and regulations will continue to increase our legal and financial compliance costs and make some activities more difficult, time-consuming and costly particularly the outside review of our internal controls. We also expect that these requirements will make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur significantly higher costs to obtain coverage. These new requirements are also likely to make it more difficult for us to attract and retain qualified individuals to serve as members of our board of directors or committees of the board.

Because we are not presently subject to the same corporate governance standards as companies listed on registered stock exchanges or NASDAQ, our officers and Directors may have interests adverse to those of the Shareholders.

Registered stock exchanges and NASDAQ have enhanced corporate governance requirements that apply to issuers that list their securities on those exchanges. For example, we are not required to have any independent directors or to adopt a code of ethics. In certain circumstances, management may not have the same interests as the shareholders and conflicts of interest may arise. We do not presently have a policy to resolve conflicts of interest. Notwithstanding the exercise of their fiduciary duties as directors and executive officers and any other duties that they may have to us or our shareholders in general, these persons may have interests different than yours which could adversely affect your investment.

ITEM 1B.          UNRESOLVED STAFF COMMENTS

None

ITEM 2.             PROPERTIES

We lease approximately 3,100 square feet of office space in a one story office facility in Castle Rock, Colorado which is used as our corporate headquarters. Our lease expires on June 18, 2011. Our rent for the facility in Castle Rock, Colorado is $4,973 per month.

We lease approximately 2,415 square feet of office space in a two story building in Platte City, Missouri. Our lease expired on January 31, 2008 and we currently rent this facility on a month-to-month basis. Our rent for the facility in Platte City, Missouri is $1,550 per month.

ITEM 3.             LEGAL PROCEEDINGS

We are and may be involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business. Although it is not possible to predict with certainty the outcome of these unresolved actions, we do not believe, based on current knowledge, that any legal proceeding or claim is likely to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 2007, no matters were submitted to a vote of security holders.

PART II

ITEM 5.             MARKET FOR COMMON EQUITY’ RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

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

	2007		2006
	High	Low	High	Low
First quarter	$0.40	$0.20	N/A	N/A
Second quarter	$0.27	$0.15	N/A	N/A
Third quarter	$0.25	$0.14	N/A	N/A
Fourth quarter	$0.25	$0.07	$1.40	$0.33

Stockholders

As of March 24, 2008, we estimate that there were approximately 135 beneficial and actual owners of our Common Stock.

Dividends

We have not declared or paid any cash dividends on our common stock. We presently do not have plans to pay any cash dividends in the future.

Recent Sales of Unregistered Securities

In February 2007, we completed a private placement for our common stock and issued 555,556 shares at $0.45 per share resulting in proceeds of $250,000. In August 2007, we completed the sale of 666,667 shares of our common stock at $0.15 per share resulting in proceeds of $100,000.  There was no commission paid on the sale of these shares.

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

Issuer Purchases of Equity Securities

None

ITEM 7.             MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Business Overview

We are a recognized leader providing third-party verification and communication solutions for the agriculture industry. We also maintain internet websites dedicated to publishing news and trends in the agricultural and food industries and marketing products. To our customers, we provide our owned and operated online properties and services which specialize in identification and traceability, process, production practice and supply verification, document control for USDA verification programs and third party auditing services. Our solutions help our customers establish their own systems, meet government regulations, create their own premium brand identity, gain cost efficiencies and command a higher price for their product. To our advertisers, we provide a range of tools and marketing solutions designed to enable businesses to reach our customers.

Demand for livestock identification, traceability and verification solutions has accelerated in recent years due to industry and consumer concerns regarding bovine spongiform encephalopathy (mad cow disease) governmental and industry regulations regarding recordkeeping for livestock, and technology, and technology advances, including radio frequency ID tags for livestock and web-based systems facilitating real-time data entry, reporting, and auditing. Many of the world’s largest beef and other livestock exporting countries, including Brazil, Argentina, and Australia, have established mandatory traceability and verification standards. Other countries have issued voluntary animal identification and traceability standards. The United States lags with regards to meeting this market demand, as the United States government has not to date established mandatory traceability standards.

The opportunity to participate in export markets presents a strong indicator of potential demand for approved verification processes, which have become essential. However, during the time in which the export markets are closed, demand for solutions to comply with these regulatory requirements is constrained. Furthermore, the recent Hallmark/Westland beef recall, due to animal handling practices, shows the domestic markets interest in standardized practices and a need for third-party verification.

Performance Highlights

Revenues

Our revenues for the year ended December 31, 2007 increased approximately 50% year over year to $2.3 million. Customer demand for our USVerified solutions continues to increase with the reopening of key export markets and increasing demand for verification of non-hormone treated cattle and other livestock and humane handling marketing claims.

Gross Profit

Our gross operating profit for the year ended December 31, 2007 improved approximately 9 basis points to 58% of revenues primarily due to the absorption of fixed costs for our USVerified solutions over an increased revenue base.

Net Loss	Our net loss for the year ended December 31, 2007 improved approximately 51% year over year.

Stock Buyback Plan	On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market over the first six months of 2008.

Liquidity and Capital Resources

At December 31, 2007, we had cash and cash equivalents of $170,882 and a working capital deficit of $298,387 compared to $230,539 of cash and cash equivalents and working capital of $74,123 at December 31, 2006. The decrease in our working capital is primarily due to the short-term classification of certain notes payable due June 2008. We currently have a plan in place to secure funding necessary to pay this liability within its contract terms.

At December 31, 2006, we had restricted cash of $50,000 consisting of a certificate of deposit held as collateral against our line of credit. In September 2007, our line of credit was restructured and the $50,000 certificate of deposit was released.

Net cash used by operating activities during the year ended December 31, 2007 was $638,646 compared to $1,152,365 used by operating activities during the year ended December 31, 2006. Cash used by operating activities is driven by our net loss and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets and stock based compensation expense. The improvement was primarily driven by better operating performance yields over a greater volume of sales at consistent overhead levels. Additionally, the timing of cash receipts and cash disbursements affects our operating assets and cash balances.

Net cash used in investing activities is primarily attributable to capital expenditures. Our capital expenditures were $34,389 and $15,895 for the years ended December 31, 2007 and 2006, respectively. Our capital expenditures for 2007 were primarily related to purchases and internal development of information technology assets to support our product and service offerings. As we anticipate continued growth, we expect to invest additional capital in our information technology assets.

Net cash provided by financing activities during the year ended December 31, 2007 was $613,378, compared to $713,966 provided by financing activities during the year ended December 31, 2006. Cash provided by financing activities was related primarily to the completion of private placements offerings of our common stock.

We have continued to incur losses from operations and negative cash flows from operations. Historically, our growth has been funded through a combination of convertible debt from private investors and private placement offerings. Considering our cash on hand at December 31, 2007, our ability to secure additional debt financing, and our 2008 internal estimates and projections, we believe we have sufficient cash to execute our 2008 Business Plan. We expect that we may need to raise additional capital to accomplish our business objectives. We continually evaluate all funding options including additional offerings of our securities to private, public and institutional investors and other credit facilities as they become available. Our founders have also offered to lend funds to the Company. At the present time, we do not have formal commitments for any such additional capital, and there can be no assurance as to the availability or terms upon which financing alternatives might be available.

Our plan to move from loss to profit is primarily based upon intensifying our focus on international markets. We believe that there are significant growth opportunities available to us because often the only way to access various restrictions as imposed on international market imports/exports is via a quality verification program, like our USVerified™.com product line.  Although we intend to aggressively pursue our plan, there can be no assurance that we will be successful in our attempt to make the Company profitable.

Off Balance Sheet Arrangements

As of December 31, 2007, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

Revenues are derived from sales of our USVerified identification and verification solutions, consulting services, web-based development, advertising and product sales related to our internet-based online information/news and e-commerce sites. Revenues for the year ended December 31, 2007 were $2,307,808, an improvement of 50% over 2006 revenues of $1,539,933. The improvement in sales was primarily due to increased consumer awareness and demand for our US Verified identification and verification solutions. Additionally impacting the improvement in sales was an increase in advertising on our Cattlenetwork.com website due to greater traffic and website expansion.

In mid-2005, the verification and identification US Verified programs were launched and received strong demand in anticipation of the Japanese border re-opening. The border re-opened in early December 2005 but was subsequently closed in January 2006 due to a non-conforming meat shipment unrelated to our programs. The Japan border was re-opened again in late July so that 2006 reflects approximately 6 months of the Japan border being open. While Japanese customers have been slow to respond to U.S. beef and other livestock products, the re-opening has driven increased demand for our US Verified solutions. Marketing claims, including NHTC (non-hormone treated cattle) and humane handling, have also increased demand for our US Verified solutions.

In 2007, our third party verification revenue, which includes sales of our USVerified identification and verification solutions, increased 71% to $1,254,561 in 2007 from $734,897 in 2006. Sales of our third party verification solutions are expected to represent a substantial proportion (in excess of 50%) of revenues in the future. We believe that customer demand for our USVerified solutions will continue to increase with the reopening of key export markets and increasing demand for verification of NHTC and humane handling marketing claims. Revenues derived from our networks through a combination of advertising sales and sales of products through our websites (Cattlenetwork.com and Cattlestore.com) increased 31% to $1,053,247 in 2007 from $805,036 in 2006.

Cost of Sales and Gross Margin

Cost of sales for the year ended December 31, 2007 were $968,475, an increase of 24% over the 2006 amount of $781,494. Gross margin improved approximately 9 basis points to 58% of revenues for 2007 compared to 49% for 2006. The improvement is primarily due to the absorption of fixed costs for our USVerified solutions over an increased revenue base coupled with an increase in advertising revenue, offset by shifts in the sales mix of our lower margin e-commerce sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2007 were $2,069,770, a decrease of $232,478, or 10% over the 2006 amount of $2,302,248. The decrease was primarily due to a $312,080 reduction in stock based compensation expense, $287,430 reduction in spending for contracted services and other professional service fees which included certain non-capitalizable costs of going public in 2006, and an overall decrease in expenses due to management’s efforts to aggressively control costs. Offsetting the decrease was an increase in salaries of $358,072 due to increased headcount. The addition in headcount enabled us to reduce our reliance upon outside contracted services. It also enabled us to better accommodate the increasing demand for our USVerified offerings and support further development of company-owned and operated websites.

Other Income (Expense)

Net other expense for the year ended December 31, 2007 increased to $29,123 compared to $15,233 for the year ended December 31, 2006. The increase during 2007 was primarily attributable to more interest expense incurred on a greater borrowing base at higher interest rates during part of 2007 as compared to 2006.

Net Loss and Loss per Share

As a result of the foregoing, the net loss for the year ended December 31, 2007 was $759,560, or $0.04 per basic and diluted common share, compared to $1,559,042, or $0.08 per basic and diluted common share for the year ended December 31, 2006.

CRITICAL ACCOUNTING POLICIES, JUDGMENTS AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. We believe that the following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the consolidated financial statements.

Goodwill and Other Intangible Assets

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, and determining appropriate discount rates, growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger impairment. Based on our 2007 and 2006 impairment test, there would have to be a significant unfavorable change to our assumptions used in such calculations for an impairment to exist.

We amortize other intangible assets over their estimated useful lives. We record an impairment charge on these assets when we determine that their carrying value may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted future cash flows resulting from the use of the asset and its eventual disposition. When there is existence of one or more indicators of impairment, we measure any impairment of intangible assets based on a projected discounted cash flow method using a discount rate determined by our management to be commensurate with the risk inherent in our business model. Our estimates of future cash flows attributable to our other intangible assets require significant judgment based on our historical and anticipated results and are subject to many factors. Different assumptions and judgments could materially affect the calculation of the fair value of our other intangible assets which could trigger impairment.

Stock-Based Compensation Expense

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on the implied volatility of publicly traded options on our common stock, with a term of one year or greater. We believe that implied volatility calculated based on actively traded options on our common stock is a better indicator of expected volatility and future stock price trends than historical volatility. Therefore, expected volatility for the year ended December 31, 2007 was based on a market-based implied volatility. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement criterion for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, among other items. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition with respect to uncertainty in income taxes. We adopted FIN 48 at the beginning of fiscal year 2007. The impact of adoption did not have a material impact on our financial position, cash flows, or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 but we do not believe that the adoption of SFAS 159 will have a material impact on our financial position, cash flows, or results of operations.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

ITEM 7.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Integrated Management Information, Inc.:

We have audited the accompanying balance sheets of Integrated Management Information, Inc. as of December 31, 2007 and 2006 and the related statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Management Information, Inc. as of December 31, 2007 and 2006 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Gruber & Company, LLC

Lake Saint Louis, Missouri

March 26, 2008

Integrated Management Information, Inc.

Balance Sheets

	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$170,882	$230,539
Accounts receivable, net of allowance of $3,200 and $14,000	193,737	178,159
Inventories	18,759	14,185
Prepaid expenses and other current assets	43,495	33,435
Total current assets	426,873	456,318
Cash restricted for payment on line of credit	—	50,000
Property and equipment, net	54,134	31,617
Goodwill	418,208	418,208
Intangible assets, net	28,395	46,633
Total assets	$927,610	$1,002,776

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$259,104	$206,466
Accrued expenses and other current liabilities	40,406	8,287
Deferred revenues	5,750	10,820
Short-term debt and current portion of notes payable (Note 4)	420,000	156,622
Total current liabilities	725,260	382,195
Notes payable and other long-term debt (Note 4)	300,000	350,000
Commitments and contingencies (Note 12)
Stockholders equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 28,245,506 and 27,023,283 shares issued, respectively; and 19,995,506 and 18,773,283 shares outstanding, respectively	28,245	27,024
Additional paid-in-capital	4,705,679	4,315,571
Treasury stock of 8,250,000 shares	(1,485,000)	(1,485,000)
Accumulated deficit	(3,346,574)	(2,587,014)
Total stockholders’ equity	(97,650)	270,581
Total liabilities and stockholders’ deficit	$927,610	$1,002,776

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Operations

	Years ended December 31,
	2007	2006

Revenues	$2,307,808	$1,539,933
Costs of revenues	968,475	781,494
Gross profit	1,339,333	758,439
Selling, general and administrative expenses (1)	2,069,770	2,302,248
Loss from operations	(730,437)	(1,543,809)
Other expense (income):
Interest expense	36,444	24,301
Other income, net	(7,321)	(9,068)
Loss before income taxes	(759,560)	(1,559,042)
Income taxes	—	—

Net loss	$(759,560)	$(1,559,042)

Net loss per share - basic and diluted	$(0.04)	$(0.08)

Weighted average shares outstanding - basic and diluted	19,512,401	18,885,183

(1) Selling, general and administrative expenses for the years ended December 31, 2007 and 2006 includes stock based compensation.

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Cash Flows

	Year ended December 31,
	2007	2006
Operating activities:
Net loss	$(759,560)	$(1,559,042)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amorization	30,110	38,984
Stock based compensation expense	41,330	353,410
Provision for doubtful accounts	14,227	27,864
Changes in assets and liabilities:
Accounts receivable	(29,805)	35,281
Inventories	(4,574)	(4,414)
Prepaid expenses and other current assets	(10,061)	(33,435)
Accounts payable	52,638	27,619
Accrued expenses and other current liabilities	32,119	(2,896)
Deferred revenue	(5,070)	(35,736)
Net cash used in operating activites	(638,646)	(1,152,365)

Investing activities:
Purchases of property and equipment	(34,389)	(15,895)
Net cash used in investing activities	(34,389)	(15,895)

Financing activities:
Proceeds from line of credit, net	300,000	56,622
Repayments of notes payable	(86,622)	—
Proceeds from issuance of common stock	350,000	1,120,680
Purchase of treasury shares from Company founders	—	(885,000)
Change in restricted cash balances	50,000	421,664
Net cash provided by financing activities	613,378	713,966
Net change in cash and cash equivalents	(59,657)	(454,294)
Cash and cash equivalents at beginning of year	230,539	684,833
Cash and cash equivalents at end of year	$170,882	$230,539

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Stockholders’ Equity

			Additional
	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total

Balance at January 1, 2006	25,405,015	$25,405	$2,243,100	$(1,027,972)	$—	$1,240,533
Issuance of common stock in connection with a private placement in February 2006, net of fees of $44,530	712,500	713	548,507	—	—	549,220
Treasury stock purchase of 8,250,000 shares from founders in February 2006	—	—	—	—	(885,000)	(885,000)
Fair value of stock options granted to founders in consideration of the sale of the treasury shares (Note 6)	—	—	600,000	—	(600,000)	—
Stock-based compensation expense upon adoption of SFAS 123R	—	—	353,410	—	—	353,410
Issuance of common stock in connection with a private placement in December 2006	905,768	906	570,554	—	—	571,460
Net loss	—	—	—	(1,559,042)	—	(1,559,042)
Balance at December 31, 2006	27,023,283	27,024	4,315,571	(2,587,014)	(1,485,000)	270,581

Issuance of common stock in connection with a private placement in February 2007	555,556	555	249,445			250,000
Issuance of common stock in connection with a private placement in August 2007	666,667	667	99,333			100,000
Stock-based compensation expense			41,330			41,330
Net loss	—	—	—	(759,560)	—	(759,560)
Balance at December 31, 2007	28,245,506	$28,246	$4,705,679	$(3,346,574)	$(1,485,000)	$(97,649)

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Notes to the Financial Statements

Note 1 - The Company and Basis of Presentation

Business Description

Integrated Management Information, Inc. (“IMI Global,” “IMI,” or the “Company”) provides livestock tracking and herd management software database applications, consulting services, verification solutions for the livestock and meat industry and maintains an internet portal dedicated to news, trends, and products in the agricultural industry.

We were incorporated in 1998 as a Missouri corporation. In March 2005, we reincorporated in Delaware and, in March 2006, we moved our state of incorporation from Delaware to Colorado. Our headquarters are located in Castle Rock, Colorado and we also maintain an office in Platte City, Missouri.

IMI Global stands at the forefront of a rapidly evolving movement to track livestock and verify sources of beef and other livestock products. In the aftermath of the discovery of the first case of mad cow disease in the United States in December, 2003, many of the largest U.S. beef and other livestock export markets were closed resulting in significant losses to the industry. In response to the crisis, several initiatives were enacted to facilitate the reopening of key export markets. Most notably, U.S. suppliers seeking to sell beef and other livestock products to other countries must participate in a pre-approved Quality System Assessment Program so as to have an approved means of verifying specific product requirements. With the introduction of the USVerified Source and Age Verification system in 2005, we were the first to develop a USDA Quality System Assessment document management system for auditing the tracking systems used by beef and other livestock producers to verify source and age.

Going Concern

As shown in the accompanying financial statements, we have continued to incur losses from operations and negative cash flows from operations. Historically, our growth has been funded through a combination of convertible debt from private investors and private placement offerings. Considering our cash on hand at December 31, 2007, our ability to secure additional debt financing, and our 2008 internal estimates and projections, we believe we have sufficient cash to execute our 2008 Business Plan. We expect that we may need to raise additional capital to accomplish our business objectives. We continually evaluate all funding options including additional offerings of our securities to private, public and institutional investors and other credit facilities as they become available. Our founders have also offered to lend funds to the Company. At the present time, we do not have formal commitments for any such additional capital, and there can be no assurance as to the availability or terms upon which financing alternatives might be available.

Basis of Presentation

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues, costs and expenses during the reporting period. Actual results could differ from the estimates.

Our common shares have been presented to reflect a three for two stock split approved by our shareholders on February 14, 2006. In connection with the incorporation in the state of Colorado, common stock authorized was increased to 95,000,000 common shares, $.001 par value, from 50,000,000

Integrated Management Information, Inc.

Notes to the Financial Statements

shares of common stock, $.01 par value. Additionally 5,000,000 preferred shares, $.001 par value were authorized, but none have been issued. All share and per share amounts in these financial statements and the related notes have been retroactively adjusted to reflect the stock split for all periods presented.

Note 2 - Summary of Significant Accounting Policies

Revenue Recognition

Revenues are recognized only when realized / realizable and earned in accordance with generally acceptable accounting principles.

•                  Revenue from product sales is recognized when the goods are shipped and title passes to the customer.

•                  Revenue from contracts for consulting and website development is recognized on the percentage of completion method.

•                  Advertising revenues earned by CattleNetwork.com are recognized when the underlying advertisements are published.

•                  Revenue derived from our US Verified program is recognized using the Proportional Performance Model. Contracts are cancelable only for non- performance.

Cost of Goods Sold

Cost of goods sold includes the purchase price of products sold through the Cattlestore website and livestock ear tags sold through the US Verified Source and Age Verification programs. Salaries and related fringe benefits directly associated with development of the US Verified programs are allocated to cost of goods sold.

Cash and Cash Equivalents

All cash and short-term investments with original maturities of three months or less are considered cash and cash equivalents, since they are readily convertible to cash. Amounts in-transit from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction.

Restricted Cash

In September 2007, our line of credit with Platte Valley Bank was restructured and the $50,000 collateral held in the form of a certificate of deposit was released.

Inventory

Our inventory, which primarily consists of livestock identification ear tags maintained for overnight shipment, is valued using the lower of cost or market on a first in, first out basis. The inventory is used in connection with the US Verify program. Due to the nature of our inventory, a provision for obsolete or slow moving inventory was not deemed necessary as of December 31, 2007 and 2006.

Integrated Management Information, Inc.

Notes to the Financial Statements

Long Lived Assets

Long-lived assets include:

•                  Property and equipment - These assets are recorded at cost and are depreciated generally using the straight-line method over the estimated useful lives of the respective assets, which range from one to seven years.

•                  Intangible assets- Our intangibles assets resulted from the allocation of the estimated fair values of identifiable assets acquired in connection with the acquisition of Cattlefeeding.com, Inc. We amortize these assets on a straight line basis over their estimated useful lives.

•                  Goodwill - Goodwill represents excess of cost over fair value of net assets acquired in the acquisition of Cattelefeeding.com. Goodwill has an indefinite life and accordingly is not amortized.

We review all of our long-lived assets, including goodwill and other intangible assets, for impairment at least annually or whenever impairment indicators are determined to be present. If an impairment exists, the amount of impairment is measured as the excess of the carrying amount of the asset over its fair value as determined utilizing the estimated discounted future cash flows, or some other fair value measure, or the expected proceeds, net of costs to sell, upon sale of the asset.

Research and Development, Software Development Costs, and Internal Use Software Development Costs

Research and development costs are charged to operations as incurred.

Software development costs are accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.” Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. For products where proven technology exists, this may occur very early in the development cycle. Factors we consider in determining when technological feasibility has been established include (i) whether a proven technology exists; (ii) the quality and experience levels of the individuals developing the software; (iii) whether the software is similar to previously developed software which has used the same or similar technology; and (iv) whether the software is being developed with a proven underlying engine. Technological feasibility is evaluated on a product-by-product basis. Capitalized costs for those products that are cancelled or abandoned are charged immediately to cost of sales. The recoverability of capitalized software development costs is evaluated on the expected performance of the specific products for which the costs relate.

Internal use software development costs are accounted for in accordance with AICPA Statement of Position No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” which requires the capitalization of certain external and internal computer software costs incurred during the application development stage. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training costs and maintenance are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality.

Integrated Management Information, Inc.

Notes to the Financial Statements

In accounting for website software development costs, we have adopted the provisions of EITF No. 00-2. EITF No. 00-2 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized pursuant to SOP 98-1.

During the year ended December 31, 2007, we have capitalized certain external and internal use software and website development costs totaling $24,401. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years. During 2007, the amortization of capitalized costs totaled $2,602. Capitalized costs are included in property and equipment, net.

Advertising Expenses

Advertising costs are expensed as incurred. The total advertising expenses included in the Statement of Operations for the years ended December 31, 2007 and December 31, 2006 were $4,384 and $5,900, respectively.

Fair Value of Financial Instruments

For certain of our financial instruments, including cash, accounts payable and accrued interest, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates and terms offered to us for similar debt are substantially the same.

Concentration of Credit Risk

Financial instruments, which potentially subject us to concentrations of credit risk, consist of cash and cash equivalents and accounts receivable. We place our cash with high quality financial institutions and at times may exceed the FDIC $100,000 insurance limit. We extend credit based on an evaluation of a customer’s financial condition, generally without collateral. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor our exposure for credit losses and maintain allowances for anticipated losses, as required. Accounts receivable are “written-off” when deemed uncollectible.

Integrated Management Information, Inc.

Notes to the Financial Statements

Note 3 - Property and Equipment

The major categories of property and equipment are as follows at December 31, 2007 and December 31, 2006:

	December 31,
	2007	2006

Automobiles	$37,660	$37,660
Furniture and office equipment	75,635	65,667
Software and tools	12,082	12,082
Website development and other enhancements	24,401	—
	$149,778	$115,409
Less accumulated depreciation	95,644	83,792
Notes payable and other long-term debt	$54,134	$31,617

Depreciation expense for the years ended December 31, 2007 and 2006 were $11,872 and $18,053, respectively.

Note 4 - Notes Payable

Notes payable consist of the following:

	December 31,
	2007	2006

Platte Valley Line of Credit	$70,000	$156,622
Cattlefeeding.com Note	350,000	350,000
Lapaesotes Note Payable	300,000	—
	$720,000	$506,622
Less current portion of notes payable and other long-term debt	420,000	156,622
Notes payable and other long-term debt	$300,000	$350,000

Platte Valley Line of Credit

We have a $75,000 line of credit with Platte Valley Bank. The line of credit is secured by the personal guarantees of our two founding shareholders and the accounts receivable of the company. Interest is payable monthly based on the prime rate with a floor and ceiling cap of 6.75% and 13.75%, respectively. As of December 31, 2007 our interest rate was at 7.25%. Our line of credit expires September 25, 2008 and as of December 31, 2007, we had remaining availability of $5,000. In September 2007, the line of credit was restructured to reduced the borrowing base from $225,000 to $75,000 and to release certain forms of collateral, including a certificate of deposit in the amount of $50,000 and a security interest in the founders’ Missouri home.

Integrated Management Information, Inc.

Notes to the Financial Statements

Cattlefeeding.com Note

In connection with the acquisition of the assets of Cattlefeeding.com, we issued a note payable to Cattlefeeding.com, Inc. in the amount of $350,000. Under the Note, interest in the amount of 5% of outstanding principal is payable on a monthly basis, with all outstanding principal and interest payable on June 12, 2008. Management currently has a plan in place to secure funding necessary to pay this note within its contract terms.

Lapaseotes Note Payable

In September 2007, we obtained $300,000 in unsecured debt financing. The $300,000 note held by a major shareholder, bears an interest rate of 9% per annum, payable quarterly. The principal balance is due on September 12, 2011. Proceeds from the Note were used to pay down certain amounts outstanding under the Platte Valley Bank line of credit.

Note 5 - Income Taxes

Deferred tax assets and liabilities have been determined based upon the differences between the financial statement amounts and the tax bases of assets and liabilities as measured by enacted tax rates expected to be in effect when these differences are expected to reverse. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our net operating loss carry forwards are the most significant component of our deferred income tax assets; however, the ultimate realization of our deferred income tax assets is dependent upon generation of future taxable income. We consider past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2007 and 2006, we believe it is more likely than not that our net deferred tax asset will not be realized and accordingly we have recorded a valuation allowance against the deferred tax assets.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). Previously, we accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As Required by FIN 48, which clarifies SFAS No. 109, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of FIN 48, we believe that the adoption of FIN 48 does not have a significant impact on the unrecognized tax benefits within 12 months from December 31, 2007. There was no net effect to the financial statements and none of the unrecognized tax benefits will impact our effective tax rate.

Integrated Management Information, Inc.

Notes to the Financial Statements

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets as of December 31, 2007 and 2006 are as follows:

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$1,290,105	$1,034,805
Other	2,800	—
Deferred tax assets	$1,292,905	$1,034,805
Less valuation allowance	(1,292,905)	(1,034,805)
Net deferred tax assets	$—	$—

As of December 31, 2007, our net operating loss carry forwards for U.S. federal income tax purposes were $3.2 million, and were subject to the following expiration schedule:

Net operating loss incurred:	Amount	Expiration dates:
December 31, 2005	981,966	December 31, 2025
December 31, 2006	1,544,906	December 31, 2026
December 31, 2007	698,391	December 31, 2027
Total tax carryforwards	$3,225,263

Our unused net operating loss carry forwards may be applied against future taxable income. Utilization of net operating losses may be limited in the event of an ownership change under Section 382 of the Internal Revenue Code.

Integrated Management Information, Inc.

Notes to the Financial Statements

Note 6 – Stockholders’ Equity

Common Stock

We are authorized to issue up to 95 million shares of common stock, par value $0.001 per share. As of December 31, 2007 and 2006, there were 19,995,506 and 18,773,283 shares outstanding, respectively, net of 8,250,000 shares held in treasury.

In February 2006, we completed a private placement offering that began in 2005 in which we issued 712,500 shares of our common stock at $0.83 per share, which resulted in proceeds of $549,220, net of issuance costs of $44,531.

In December 2006, we completed an additional private placement and issued 905,768 shares at an average price per share of $0.63 resulting in proceeds of $571,460.

In February 2007, we completed another private placement for our common stock and issued 555,556 shares at $0.45 per share resulting in proceeds of $250,000.

Finally, in August 2007, we completed the sale of 666,667 shares of our common stock at $0.15 per share resulting in proceeds of $100,000.

Preferred Stock

We are authorized to issue up to 5 million shares of our preferred stock, par value $0.001 per share. There are currently no issued shares.

Stock Buyback Plan

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market over the first six months of 2008. As of March 15, 2008, we have repurchased 11,000 shares, which will be recorded as part of treasury stock for the fiscal year ended 2008. Treasury stock is accounted for under the cost method.

Note 7 - Stock Plans

2005 Stock Plan

The 2005 Stock Plan provides for the issuance of stock-based awards to employees, including executive officers, and consultants. The 2005 Stock Plan permits the granting of non-qualified stock options. Options granted under this plan generally become exercisable over a five-year period or less based on continued employment, vest pro-ratably over an annual basis and expire five years after the date of grant. On March 12, 2005 our Board of Directors granted 1,687,500 options at $0.61 to acquire common stock to certain employees and advisors. As of December 31, 2007, there were no more shares available for issuance under the 2005 Stock Plan.

Integrated Management Information, Inc.

Notes to the Financial Statements

2006 Equity Incentive Plan

The 2006 Equity Incentive Plan provides for the issuance of stock-based awards to employees, officers, directors and consultants. The 2005 Stock Plan permits the granting of stock awards and stock options.  The vesting of stock-based awards is generally subject to meeting certain performance based objectives, the passage of time or a combination of both, and continued employment through the vesting period. The 2006 Equity Incentive Plan provides for the issuance of a maximum of 3,000,000 shares of our common stock of which 2,455,000 shares were still available for issuance as of December 31, 2007.

Options Granted to the Former Chief Financial Officer

In February 2006, pursuant to an employment agreement with our former Chief Financial Officer, we granted an aggregate of 1,650,000 options to purchase our common stock at exercise prices of $0.83 - $1.17. These options have a term of three years from their vesting date and vest over a period beginning at the time of grant and ending in July 2007. As of December 31, 2007, there were no more shares available for issuance under this plan.

Stock Option Activity

Stock option activity under our Stock Plans is summarized as follows:

				Weighted Avg.
		Weighted Avg.	Weighted Avg.	Remaining
	Number	Exercise Price	Fair Value	Contractual Life
	of Options	per Share	per Share	(in years)

Outstanding, December 31, 2005	1,462,500	$0.61
Granted	1,650,000	$0.99
Exercised	—	$—
Forfeited	—	$—
Outstanding, December 31, 2006	3,112,500	$0.81
Granted	545,000	$0.63
Exercised	—	$—
Forfeited	—	$—
Outstanding, December 31, 2007	3,657,500	$0.78	$—	0.64
Exercisable, December 31, 2007	3,112,500	$0.81	$—	0.28

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of our common stock on December 31, 2007 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2007. At December 31, 2007, no stock options were in-the-money.

Integrated Management Information, Inc.

Notes to the Financial Statements

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2007:

	Options Outstanding			Options Exercisable
		Average
		Remaining	Weighted Avg.		Weighted Avg.
	Number	Contractual Life	Exercise Price	Number	Exercise Price
	Outstanding	(in years)	per Share	Outstanding	per Share

Range of exercise prices per share:
$0.00 - $0.70	1,632,500	0.60	$0.56	1,462,500	$0.61
$0.71 - $0.94	1,275,000	0.86	$0.83	900,000	$0.83
$0.95 - $1.17	750,000	0.38	$1.17	750,000	$1.17
Total	3,657,500	0.64	$0.78	3,112,500	$0.81

Options Granted to the Company’s Founders

In February 2006, the founders of the Company were granted options to purchase 6,000,000 shares of common stock. The options vest at 1,500,000 per year over a period beginning January 1, 2007 to January 1, 2010 at exercise prices of $1.67 for the first three million and $2.67 for the remaining three million. The options expire January 1, 2011.

Note 8 - Warrants

The following table summarizes information concerning outstanding warrants as of December 31, 2007:

	Number	Price	Expiration
	of Warrants	per Share	Date

Cattlefeeding.com	225,000	$0.61	May 2008
Placement Agent	60,000	$0.61	May 2009
Placement Agent	237,810	$0.83	December 2009
Pfeiffer High Investor Relations	400,000	$0.83	October 2010
Total warrants outstanding	922,810

In May 2005 in connection with the acquisition of the assets of Cattlefeeding.com and as a part of the purchase price, we issued warrants to purchase 225,000 shares of our common stock.

In connection with various private placement offerings that occurred during 2005, we issued warrants to purchase 60,000 and 237,810 shares of Common Stock at $0.61 and $0.83, respectively.

In October 2006, we entered into a consulting arrangement with an investor relations firm in which warrants to purchase 400,000 shares of our common stock was granted as a part of the fee negotiation. Under FAS 125R, we recorded $116,000 in stock based compensation expense during the forth quarter of 2006.

Integrated Management Information, Inc.

Notes to the Financial Statements

Note 9 - Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment (“SFAS No. 123R”). SFAS 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion (“APB”) No. 25,Accounting for Stock Issued to Employees (“APB No. 25”) and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions).

Effective January 1, 2006, we prospectively adopted FAS 123R, Stock-Based Payments, and related Securities and Exchange Commission rules included in Staff Accounting Bulletin No. 107. Under this method, compensation cost recognized beginning January 1, 2006 has included costs related to all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of FAS 123R. Compensation cost for stock options granted to employees is recognized ratably over the vesting period.

Because we previously adopted only the pro forma disclosure provisions of SFAS No. 123, we are recognizing compensation cost, over the requisite service period, relating to the unvested portion of awards granted prior to the date of adoption using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS No. 123, except that forfeiture rates are estimated for all options, as required by SFAS No. 123R.

Our stock-based compensation cost for the years ended December 31, 2007 and 2006 was $41,330 and $353,410 respectively and has been included in general and administrative expenses. No tax benefits were recognized for these costs due to our cumulative losses as well as a full valuation reserve on our deferred tax assets.

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	December 31,
	2007	2006

Expected life of options from date of grant	1.5 - 3.3 years	1.5 - 2.3 years
Risk free interest rate	4.7 - 4.9%	4.7%
Expected volatility	35.9%	35.9%
Assumed dividend yield	0.0%	0.0%

Dividend yield is based on our historical and anticipated policy of not paying cash dividends. Expected volatility is based on the “calculated value” method set forth in FAS 123R (based on historical volatilities of appropriate industry sector indices) because our stock did not have sufficient historic share price data available, as it was not publicly traded prior to November 15, 2006. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the options. The expected term of options represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules.

Integrated Management Information, Inc.

Notes to the Financial Statements

Note 10 - Basic and Diluted Net Loss per Share

Net loss per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (SFAS No. 128), “Earnings per Share”. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average number of shares used to compute basic and diluted loss per share is the same in these financial statements since the effect of dilutive securities is anti-dilutive.

Note 11 - Related Party Transactions

In 2007 and 2006, we recorded revenue of $1,589 and $3,604, respectively, from a related party (father of Leann Saunders, a founding shareholder).

Prior to 2006 an advance of $1,900 was made to our Chief Executive Officer. The amount was repaid in February 2006.

In 2006, we paid two former members of its Board of Directors (Messrs. Roth and Belk) fees of $61,000 pursuant to agreements for business development and advisory services. By mutual agreement, these agreements were terminated in September 2006. Total fees of $61,000 were expensed in 2006 under these agreements.

In September 2007, we obtained $300,000 in unsecured debt financing. The $300,000 note is held by a major shareholder who is related to Pete Lapaseotes, a director. The note bears an interest rate of 9% per annum, payable quarterly. The principal balance is due on September 12, 2011.

Note 12 - Commitments and Contingencies

Operating Leases

In June 2006, we entered into a building lease for its new headquarters in Castle Rock, Colorado. The lease is for a period of five years and can be extended for an additional five years. We also lease a facility in Platte City, Missouri on a month-to-month basis at a monthly rate of $1,550 until January, 2008. In addition to the primary rent, both leases require additional payments for operating costs and other common area maintenance costs.

Integrated Management Information, Inc.

Notes to the Financial Statements

The annual primary lease payments are as follows:

Years Ending December 31,	Amount
2008	$46,595
2009	46,171
2010	47,326
2011	48,509
2012	24,554
Thereafter	—
Total lease commitments	$213,155

We lease a copier machine which requires a base rent of $189.00 per month or $2,268 annually. The lease expires in September 2009.

Contracts

Effective October 1, 2006, we entered into a six month contract with Pfeiffer High Investor Relations which requires a fee of $4,000 per month. In addition, 400,000 warrants were granted at an exercise price of $0.83 per common share. Pursuant to FAS123(R), Stock Based Compensation, a non-cash charge of $116,000 was recorded in the fourth quarter of 2006. See Note 9 for valuation methodology.

Employment Agreements

In January 2006, we entered into an employment contract with John Saunders as our President and Chief Executive Officer for an annual salary of $90,000 subject to annual performance review adjustments. The agreement automatically renews annually unless a 60-day notice of non-renewal is provided by either the Company or the employee.

In January 2006, we entered into an employment contract with Leann Saunders as our Vice President of Quality Control for an annual salary of $90,000 subject to annual performance review adjustments. The agreement automatically renews annually unless a 60-day notice of non-renewal is provided by either  the Company or the employee.

In February 2007, we entered into an employment contract with Rob Streight as our Chief Operating Officer for an annual salary of $150,000 and 300,000 stock options at an exercise price of $0.83. The agreement automatically renews annually unless a 60-day notice of non-renewal is provided by either the Company or the employee. Previously, this position was on a full-time contract basis.

Legal proceedings

The Company is and may be involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business. Although it is not possible to predict with certainty the outcome of these unresolved actions, we do not believe, based on current knowledge, that any legal proceeding or claim is likely to have a material effect on its financial position, results of operation or cash flows.

Integrated Management Information, Inc.

Notes to the Financial Statements

Note 13 – Employee Benefit Plan

On February 13, 2006, we established a 401(K) plan for the benefit of our employees. The Plan covers substantially all of our employees who have attained age 21. We may make a discretionary matching contribution in an amount that will be determined by our Board of Directors. If a matching contribution is made, the amount cannot exceed the elective deferral contributions. For the years ended December 31, 2007 or 2006, we did not make a matching contribution.

Note 14 - Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement criterion for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return, among other items. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition with respect to uncertainty in income taxes. We adopted FIN 48 at the beginning of fiscal year 2007. The impact of adoption did not have a material impact on our financial position, cash flows, or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We do not believe such adoption will have a material impact on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. We are currently evaluating the impact of adopting SFAS 159 but we do not believe that the adoption of SFAS 159 will have a material impact on our financial position, cash flows, or results of operations.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree. The Statement also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The impact of adopting SFAS 141R will be dependent on the future business combinations that we may pursue after its effective date.

In December 2007, the SEC issued SAB 110 Share-Based Payment. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla”

Integrated Management Information, Inc.

Notes to the Financial Statements

share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. We do not expect SAB 110 will have a material impact on our balance sheets, statements of operations and cash flows.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

ITEM 8.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.               CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8b.                OTHER INFORMATION

None

PART III

ITEM 9.             DIRECTORS, EXECUTIVE OFFICERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

Our directors are elected by the stockholders to a term of one (1) year and serve until his successor is elected and qualified. Our key executive officers are appointed by the Board of Directors to a term of one (1) year and serve until his successor is duly elected and qualified, or until he is removed from office.

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position Held	Position held since
John Saunders	36	President, CEO and Chairman of the Board	1998
Pete Lapasotes	49	Director	2007
Adam Larson	39	Director	2006
Dr. Gary Smith	69	Director	2006
Robert VanSchoick	57	Director	2007
Rob Streight	46	Chief Operating Officer	2007
Dannette Boyd	38	Chief Financial Officer	2008
Leann Saunders	37	Executive Vice President of Quality Services	2003

John Saunders founded our company in 1998 and has been its president and chief executive officer since founding. Previously, Mr. Saunders was a partner and consultant for Pathfinder Consulting Services, Inc. in Parker, Colorado. An expert in both technology and the livestock industry, Mr. Saunders is a graduate of Yale University.

Pete Lapaseotes co-manages the Lapaseotes family farm and feeding operations in Bridgeport, Nebraska. The business includes a cow calf operation, a grass cattle operation and a finish feed yard. Mr. Lapaseotes is also a partner in five John Deere dealerships and 11 The Mercantile Farm, Ranch & Home retail stores. He is a member of the board of directors of Valley Bank and Trust.

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

Robert Van Schoick II is president of Med-Pharmex Animal Health. His previous experience includes 28 years in sales and marketing with pharmaceutical giant Merck & Co., where he served for nine years with Merial, Merck’s world leading animal health joint venture. He holds BA and MA degrees from Austin College and a BS in Animal Science from Texas A&M.

Rob Streight joined our company in January 2007 as our Chief Operating Officer. Previously, Mr. Streight was the Executive Vice President of Operations with Chuck Latham Associates, a provider of merchandising and marketing services to major pet specialty chains. He is a founder of Future Beef Operations, LLC, and has also held management positions at Keystone Foods, Manville Sales and Campbell Soup. He holds a B.S. degree in Biology from the University of Toledo.

Dannette Boyd was engaged as a consultant beginning in November 2007 and accepted responsibilities as the Chief Financial Officer in early 2008. From 2004 to 2007, Ms. Boyd was the Controller for Einstein Noah Restaurant Group. From 2001 to 2003, she served as the Assistant Controller for Vari-L Company. Ms. Boyd’s previous experience includes financial management positions with KPMG Peat Marwick, DF&R Restaurant Company, and CSI/CDC Company. Ms. Boyd is a CPA with more than 15 years of professional experience. She received a BBA degree in Accounting from the University of Texas at Arlington.

Leann Saunders joined IMI in 2003 and is responsible for managing the product development, implementation and delivery of the USVerified product line. Prior to 2003, Mrs. Saunders worked for PM Beef Holdings, an integrated beef company, and developed a supply system for PM’s Ranch to Retail product line and managed PM’s USDA Process Verified program. She then served as the company’s Vice President of Marketing and Communications. Prior to joining PM in 1996, Mrs. Saunders worked for McDonald’s Corporation as a Purchasing Specialist, and Hudson Foods Corporation. Mrs. Saunders graduated with a BS in Agriculture Business and an MS in Beef Industry Leadership from Colorado State University.

Family Relationships

John Saunders and Leann Saunders are husband and wife.

Board Structure

The board of directors held three meetings during calendar year 2007. We currently have no nominating, executive, compensation committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning executive officer compensation. Our independent outside directors’ function as the Audit Committee and Adam Larson acts as a financial expert.

Director Compensation

We presently compensate all directors by paying them $500 per meeting attending in person and $200 per telephonic meeting in excess of fifteen minutes. The same compensation applies for any committee meetings attended. In addition, directors are reimbursed for all company travel related expenses.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who beneficially own more than ten percent of the Company’s Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the “SEC”). Executive officers, directors and greater than ten percent beneficial owners are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

Based upon a review of the copies of such forms furnished to the Company, we believe that all Section 16(a) filing requirements applicable to its executive officers and directors were met during the year ended December 31, 2007.

Code of Conduct

Our board of directors has adopted a code of conduct, which is posted on our website at http://imiglobal.com.  Our Code of Conduct applies to all employees, including our Chief Executive Officer, Chief Financial Officer and Controller. The Code of Conduct sets forth specific policies to guide the designated officers in their duties. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of this Code of Ethics by posting such information on our website, at the address and location specified above.

ITEM 10.               EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last two completed fiscal years ended December 31, 2007 and 2006, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and to each of the three other executive officers of the Company in all capacities in which they served:

			Annual Compensation					Securities underlying Stock
Name and Position	Year		Salary ($)	Bonus ($)		Other ($)		Options (#)
John Saunders	2007		90,000	—		—
President and CEO	2006		90,000	12,000	(3)	4,692	(4)	—

Leann Saunders	2007		91,250	—		—		—
Exec. VP of Quality Services	2006		90,000	—		3,160	(4)	—

Rob Streight	2007	(1)	150,000	—		—		300,000
Chief Operating Officer

Dannette Boyd	2007	(2)	—	—		—		—
Chief Financial Officer

(1) Mr. Streight’s employment began on January 1, 2007. In connection with his employment we granted 300,000 stock options at an exercise price of $0.83.

(2) Ms. Boyd began consulting for the Company in December 2007 and accepted the responsibilities as the Chief Financial Officer in early 2008.

(3) Automobile allowance

(4) Health insurance

In February 2007, we entered into an employment contract with Rob Streight as our Chief Operating Officer for an annual salary of $150,000. We have no other employment agreements with any other executive officer.

Option Grants in the Last Fiscal Year

During the year ended December 31, 2007 we granted options to purchase 300,000 shares of our common stock at an exercise price of $0.83 per share to Rob Streight, Chief Operating Officer. This grant represented 55% of the total options granted to all employees during the year ended December 31, 2007. The options expire on December 31, 2010. There were no other options granted to any other named executive officer.

Aggregated Option Exercises in the Last Fiscal Year and Year End Option Values

The following table sets forth the total number of securities underlying unexercised options held by our named executive officers as of December 31, 2007:

	Number of Outstanding Options			Value of Outstanding in-the- Money Options
Name and Position	Exercisable (#)	Unexercisable (#)		Exercisable ($)	Unexercisable ($)
John Saunders	750,000	2,250,000	(1)	—	—
Leann Saunders	750,000	2,250,000	(1)	—	—
Rob Streight	75,000	300,000	(2)	—	—
Dannette Boyd	—	—		—	—

(1) Of the 2,250,000 unexercisable options, 750,000 will become exercisable on January 1, 2008.

(2) Of the 300,000 unexercisable options, 750,000 will become exercisable on January 1, 2008.

ITEM 11.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth as of March 15, 2008 the record and beneficial ownership of Common Stock held by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company; (ii) each current director; (iii) each “named executive officer” (as defined in Regulation S-B, Item 402 under the Securities Act of 1933); and (iv) all executive officers and directors of the Company as a group. Securities reported as “beneficially owned” include those for which the named persons may exercise voting power or investment power, alone or with others. Voting power and investment power are not shared with others unless so stated. The number and percent of shares of Common Stock of the Company beneficially owned by each such person as of March 15, 2008 includes the number of shares, which such person has the right to acquire within sixty (60) days after such date.

Name and Address	Number of Shares		Percentage Ownership
Michael D. Smith
7103 4th St. NW, Albuquerque, NM 87107	1,268,890	(1)	5.2%

John and Leann Saunders	10,977,143	(2), (3), (4)	44.7%
Pete Lapasotes	—	(2)	*
Adam Larson	60,000	(2)	*
Dr. Gary Smith	50,000	(2)	*
Robert VanSchoick	—	(2)	*
Rob Streight	320,000	(2), (5)	1.3%
Dannette Boyd	—	(2)	*
All officers and directors as a group (7 persons)	11,407,143		46.4%

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

(4) Includes options to purchase 3,000,000 shares of common stock which are currently exercisable or will become exercisable within 60 days.

(5) Includes options to purchase 300,000 shares of common stock which are currently exercisable or will become exercisable within 60 days.

* Less than 1% beneficial ownership

Change of Control

There are currently no arrangements that would result in a change of control of the company.

Equity Compensation Plan Information

The following table sets forth securities authorized for issuance under our equity compensation plans as of December 31, 2007:

Plan Category	No. of securities to be issued upon exercise of outstanding options and warrants	Weighted average exercise price of outstanding options and warrants	No. of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders:
2005 Stock Plan	1,462,500	$0.61	—
2006 Equity Incentive Plan	3,000,000	$0.63	2,455,000
Former CFO Stock Option Grant	1,650,000	$0.99	—
Equity compensation plans not approved by security holders:
Options held by John and Leann Saunders	6,000,000	$2.17	—
Warrants issued to consultants	922,810	$0.76	—
Total	13,035,310		2,455,000

As additional consideration issued in connection with a capital transaction commencing in 2005, we issued stock options to purchase 6 million shares of our common stock to John and Leann Saunders.

ITEM 12.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

John Saunders, our President, CEO and Chairman of the Board, is married to Leann Saunders, our Executive Vice-President of Quality Control.

In 2007 and 2006, the Company recorded revenue of $1,589 and $3,604, respectively, from a related party (father of Leann Saunders, a founding shareholder).

Prior to 2006 an advance of $1,900 was made to the Company’s Chief Executive Officer. The amount was repaid in February 2006.

In 2006, the Company paid two former members of its Board of Directors (Messrs. Roth and Belk) fees of $61,000 pursuant to agreements for business development and advisory services. By mutual agreement, these agreements were terminated in September 2006. Total fees of $61,000 were expensed in 2006 under these agreements.

In September 2007, we obtained $300,000 in unsecured debt financing. The $300,000 note is held by a major shareholder who is related to Pete Lapaseotes, a director. The note bears an interest rate of 9% per annum, payable quarterly. The principal balance is due on September 12, 2011.

Messrs. Lapasoetes, Larson, Smith and Van Schoick are considered independent directors. The sole director who is not independent is Mr. John Saunders, who is also the President, CEO and Chairman of the Board of the Company. Since we have not designated an audit committee, the independent directors constitute the audit committee.

ITEM 13.               EXHIBITS

(a) Exhibits

Number	Description
2.1	Cattlefeeding.com, Inc. Asset Purchase Agreement (1)
3.1	Articles of Incorporation (1)
3.2	By-laws of the Registrant (1)
4.1	Form of the Registrant’s Common Stock Certificate (1)
4.2	2005 Stock Option Plan (1)
4.3	2006 Equity Incentive Plan (1)
10.1	Lease dated July 15, 2005 for offices in Platte City, Missouri (1)
10.2	Employment Agreement dated January 1, 2006 between the Registrant and John K. Saunders (1)
10.3	Employment Agreement dated January 1, 2006 between the Registrant and Leann Saunders (1)
10.4	Employment Agreement between the Registrant and Rob Streight (2)
31.1	Section 302 Certification of CEO*
31.2	Section 302 Certification of CFO*
32.1	Section 906 Certification of CEO*
32.2	Section 906 Certification of CFO*

(1) Incorporated by reference from Registrant’s Registration Statement on Form SB-2.

(2) Incorporated by reference from Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

*Filed herewith

ITEM 14.               PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Fees Paid to Independent Public Accountants

The following table presents fees for professional audit services rendered by E. Randall Gruber, CPA PC for the audit of the Company’s annual financial statements for the years ended December 31, 2007 and December 31, 2006 and fees billed for other services rendered by E. Randall Gruber, CPA PC during those periods.

	2007	2006
Audit fees (1)	$26,500	$24,500
Audit related fees (2)	—	7,000
Tax fees	—	—
	$26,500	$31,500

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

Date: March 27, 2008	Integrated Management Information, Inc.

	By:	/s/ John K. Saunders

Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John K. Saunders	Chairman, President and CEO	March 27, 2008
John K. Saunders

/s/ Pete Lapasotes	Director	March 27, 2008
Pete Lapasotes

/s/ Adam Larson	Director	March 27, 2008
Adam Larson

/s/ Dr. Gary Smith	Director	March 27, 2008
Dr. Gary Smith

/s/ Robert VanSchoick	Director	March 27, 2008
Robert VanSchoick