Form 10-Q
period 2008-03-31
Integrated Management Information, Inc.
filed 2008-05-15
CIK 1360565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(303) 895-3002

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.           Yes ☒           No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of May 12, 2008 was 19,984,506.

Transitional small business disclosure format (check one): Yes ☐     No ☒

Integrated Management Information, Inc.

Table of Contents

March 31, 2008

Integrated Management Information, Inc.

Balance Sheets

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$25,199	$170,882
Accounts receivable, net of allowance	298,276	193,737
Inventories	20,031	18,759
Prepaid expenses and other current assets	35,293	43,495
Total current assets	378,799	426,873
Property and equipment, net	67,732	54,134
Goodwill	418,208	418,208
Intangible assets, net	24,336	28,395
Total assets	$889,075	$927,610

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$289,302	$259,103
Accrued expenses and other current liabilities	34,867	40,406
Deferred revenues	—	5,750
Short-term debt and current portion of notes payable	422,000	420,000
Total current liabilities	746,169	725,259
Notes payable and other long-term debt	300,000	300,000
Commitments and contingencies
Stockholders equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 28,245,506 and 28,245,506 shares issued, respectively; and 19,984,506 and 19,995,506 shares outstanding, respectively	28,246	28,246
Additional paid-in-capital	4,708,512	4,705,679
Treasury stock of 8,261,000 and 8,250,000 shares, respectively	(1,486,728)	(1,485,000)
Accumulated deficit	(3,407,124)	(3,346,574)
Total stockholders’ equity	(157,094)	(97,649)
Total liabilities and stockholders’ deficit	$889,075	$927,610

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Operations

(Unaudited)

	First Quarter ended March 31,
	2008	2007

Revenues	$725,175	$471,315
Costs of revenues	351,415	198,715
Gross profit	373,760	272,600
Selling, general and administrative expenses (1)	422,567	557,852
Loss from operations	(48,807)	(285,252)
Other expense (income):
Interest expense	12,888	7,123
Other income, net	(1,145)	(1,694)
Loss before income taxes	(60,550)	(290,681)
Income taxes	—	—
Net loss	$(60,550)	$(290,681)
Net loss per share - basic and diluted	$(0.00)	$(0.02)
Weighted average shares outstanding - basic and diluted	19,993,088	19,051,061

(1) Selling, general and administrative expenses for the quarters ended March 31, 2008 and 2007 includes stock based compensation.

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Cash Flows

(Unaudited)

	First Quarter ended March 31,
	2008	2007
Operating activities:
Net loss	$(60,550)	$(290,681)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amorization	9,764	8,465
Stock based compensation expense	2,833	20,788
Provision for doubtful accounts	—	8,435
Changes in assets and liabilities:
Accounts receivable	(104,539)	(5,838)
Inventories	(1,272)	(856)
Prepaid expenses and other current assets	8,202	10,199
Accounts payable	30,198	(10,317)
Accrued expenses and other current liabilities	(5,538)	(287)
Deferred revenue	(5,750)	(8,660)
Net cash used in operating activites	(126,652)	(268,752)

Investing activities:
Acquisition of property and equipment	(19,803)	(7,221)
Proceeds from sale of assets	500	—
Net cash used in investing activities	(19,303)	(7,221)

Financing activities:
Proceeds from line of credit, net	2,000	—
Proceeds from issuance of common stock	—	250,000
Stock repurchase under Buyback Program	(1,728)	—
Net cash provided by financing activities	272	250,000
Net change in cash and cash equivalents	(145,683)	(25,973)
Cash and cash equivalents at beginning of year	170,882	230,539
Cash and cash equivalents at end of year	$25,199	$204,566

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Stockholders’ Equity

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2006	27,023,283	27,024	4,315,571	(2,587,014)	(1,485,000)	270,581

Issuance of common stock in connection with a private placement in February 2007	555,556	555	249,445			250,000
Issuance of common stock in connection with a private placement in August 2007	666,667	667	99,333			100,000
Stock-based compensation expense			41,330			41,330
Net loss	—	—	—	(759,560)	—	(759,560)
Balance at December 31, 2007	28,245,506	$28,246	$4,705,679	$(3,346,574)	$(1,485,000)	$(97,649)

Stock repurchase of 11,000 shares on the open market					(1,728)	(1,728)
Stock-based compensation expense			2,833			2,833
Net loss	—	—	—	(60,550)	—	(60,550)
Balance at March 31, 2008	28,245,506	$28,246	$4,708,512	$(3,407,124)	$(1,486,728)	$(157,094)

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

Recent Accounting Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which delays the effective date of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We are currently evaluating the impact of adopting FSP FAS 157-2 for non-financial assets and non-financial liabilities on our financial position, cash flows, and results of operations.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

Integrated Management Information, Inc.

Notes to the Financial Statements

Note 2 - Basic and Diluted Net Loss per Share

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

Note 3 - Stock-Based Compensation

Our stock based award plans (collectively referred to as the “Plans”) provide for the issuance of stock-based awards to employees, officers, directors and consultants. The Plans permit the granting of stock awards and stock options.  The vesting of stock-based awards is generally subject to meeting certain performance based objectives, the passage of time or a combination of both, and continued employment through the vesting period. Stock option activity under our Plans is summarized as follows:

		Weighted Avg.
	Number	Exercise Price
	of Options	per Share

Outstanding, December 31, 2007	3,657,500	$0.78
Granted	85,000	$0.10
Exercised	—	$—
Forfeited	—	$—
Outstanding, March 31, 2008	3,742,500	$0.77
Exercisable, March 31, 2008	3,487,500	$0.81

Integrated Management Information, Inc.

Notes to the Financial Statements

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Quarter ended March 31,
	2008	2007

Expected life of options from date of grant	3.0 years	1.5 - 2.3 years
Risk free interest rate	2.5%	4.7%
Expected volatility	35.9%	35.9%
Assumed dividend yield	0.0%	0.0%

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

Our stock-based compensation cost for the quarters ended March 31, 2008 and 2007 was $2,833 and $20,788 respectively and has been included in general and administrative expenses. No tax benefits were recognized for these costs due to our cumulative losses as well as a full valuation reserve on our deferred tax assets.

Note 4 - Stock Buyback Plan

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market over the first six months of 2008. As of March 31, 2008, we have repurchased 11,000 shares at an average price of $0.16 per share. Total cash consideration for the repurchased shares was $1,728. The repurchased shares are recorded as part of treasury stock and are accounted for under the cost method.

Note 5 – Income Taxes

Deferred tax assets and liabilities have been determined based upon the differences between the financial statement amounts and the tax bases of assets and liabilities as measured by enacted tax rates expected to be in effect when these differences are expected to reverse. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our net operating loss carry forwards are the most significant component of our deferred income tax assets; however, the ultimate realization of our deferred income tax assets is dependent upon generation of future taxable income. We consider past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As of March 31, 2008 and 2007, we believe it is more likely than not that our net deferred tax asset will not be realized and accordingly we have recorded a valuation allowance against the deferred tax assets.

Integrated Management Information, Inc.

Notes to the Financial Statements

Note 6 - Notes Payable

Notes payable consist of the following:

	March 31,	December 31,
	2008	2007

Platte Valley Line of Credit	$72,000	$70,000
Cattlefeeding.com Note	350,000	350,000
Lapaesotes Note Payable	300,000	300,000
	$722,000	$720,000
Less current portion of notes payable and other long-term debt	422,000	420,000
Notes payable and other long-term debt	$300,000	$300,000

Platte Valley Line of Credit

As of March 31, 2008, we had a $75,000 line of credit with Platte Valley Bank that matures on July 18, 2008. During April 2008, our line of credit was increased to $125,000. No other amendments were made to our agreement with Platt Valley Bank. The line of credit is secured by the personal guarantees of our two founding shareholders and the accounts receivable of the company. Interest is payable monthly based on the prime rate with a floor and ceiling cap of 6.75% and 13.75%, respectively. As of March 31, 2008 our interest rate was at 6.75%. Our line of credit expires September 25, 2008 and as of March 31, 2008, we had remaining availability of $3,000.

Cattlefeeding.com Note

In connection with the acquisition of the assets of Cattlefeeding.com, we issued a note payable to Cattlefeeding.com, Inc. in the amount of $350,000. Under the Note, interest in the amount of 5% of outstanding principal is payable on a monthly basis, with all outstanding principal and interest payable on June 12, 2008. We currently have a plan in place to secure funding necessary to pay this note within its contract terms.

Lapaseotes Note Payable

In September 2007, we obtained $300,000 in unsecured debt financing. The $300,000 note held by a major shareholder, bears an interest rate of 9% per annum, payable quarterly. The principal balance is due on September 12, 2011. Proceeds from the Note were used to pay down certain amounts outstanding under the Platte Valley Bank line of credit.

Note 7 - Related Party Transactions

In September 2007, we obtained $300,000 in unsecured debt financing. The $300,000 note is held by a major shareholder who is related to Pete Lapaseotes, a director. The note bears an interest rate of 9% per annum, payable quarterly. The principal balance is due on September 12, 2011.

Integrated Management Information, Inc.

Notes to the Financial Statements

Note 8 - Commitments and Contingencies

Operating Leases

In June 2006, we entered into a building lease for its new headquarters in Castle Rock, Colorado. The lease is for a period of five years and can be extended for an additional five years. We also lease a facility in Platte City, Missouri on a month-to-month basis at a monthly rate of $1,550. In addition to the primary rent, both leases require additional payments for operating costs and other common area maintenance costs.

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

In February 2007, we entered into an employment contract with Rob Streight as our Chief Operating Officer for an annual salary of $150,000 subject to annual performance review adjustments. The agreement automatically renews annually unless a 60-day notice of non-renewal is provided by either the Company or the employee.

Integrated Management Information, Inc.

Notes to the Financial Statements

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

Note 9 Liquidity

As shown in the accompanying financial statements, we have continued to incur losses from operations and negative cash flows from operations. Historically, our growth has been funded through a combination of convertible debt from private investors and private placement offerings. Considering our cash on hand at March 31, 2008, our ability to secure additional debt financing, and our 2008 internal estimates and projections, we expect that we may need to raise additional capital to accomplish our business objectives and to execute our 2008 Business Plan We continually evaluate all funding options including additional offerings of our securities to private, public and institutional investors and other credit facilities as they become available. Our founders have also offered to lend funds to the Company. At the present time, we do not have formal commitments for any such additional capital, and there can be no assurance as to the availability or terms upon which financing alternatives might be available.

The primary driver of our operating cash flow is our third-party verification solutions, specifically the gross margin generated from services provided. Therefore we focus on the elements of those operations including revenue growth and long term projects that ensure a steady stream of operating profits to enable us to meet our cash obligations. On a weekly basis we review the performance of each of our revenue streams focusing on third party verification solutions compared with prior periods and our operating plan. Based on the continued sales growth and overall improvement in our performance, we believe that we will achieve profitability during fiscal year 2008. The culmination of all our efforts toward profitability has recently brought significant opportunities to us such as the increase of our line of credit from $75,000 to $125,000 as well as the potential to develop business relationships with long term strategic partners. In keeping with our core business, we will continue to review our business model with a focus on profitability, long term capital solutions and the potential impact of acquisitions or divestitures, if such an opportunity arises.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

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

First Quarter 2008 Performance Highlights

Revenues

Our revenues for the first quarter 2008 increased approximately 54% to $725,175 compared to revenue of $471,315 during first quarter 2007. We experienced significant growth in consulting, program development and web based development services in connection with our third party verification programs.

Net Loss	Our net loss for the first quarter 2008 improved approximately 79% over first quarter 2007.

Stock Buyback Plan

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market over the first six months of 2008. As of March 31, 2008, we have repurchased 11,000 shares at an average price of $0.16 per share.

Liquidity and Capital Resources

At March 31, 2008, we had cash and cash equivalents of $25,199 and a working capital deficit of $367,370 compared to $170,882 of cash and cash equivalents and a working capital deficit of $298,386 at December 31, 2007.

Net cash used by operating activities during first quarter 2008 was $126,652 compared to $268,752 used by operating activities during first quarter 2007. Cash used by operating activities is driven by our net loss and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets and stock based compensation expense. The improvement was primarily driven by better operating performance yields over a greater volume of sales at consistent overhead levels. Additionally, the timing of cash receipts and cash disbursements affects our operating assets and cash balances.

Net cash used in investing activities is primarily attributable to capital expenditures. Our capital expenditures were $19,803 and $7,221 for the first quarters ended March 31, 2008 and 2007, respectively. Our capital expenditures are primarily related to purchases and internal development of information technology assets to support our product and service offerings. As we anticipate continued growth, we expect to continue investing additional capital in our information technology assets.

Net cash provided by financing activities during first quarter 2008 was $272, compared to $250,000 provided by financing activities during first quarter 2007. Cash provided by financing activities during first quarter 2007 was related primarily to the completion of a private placement offering of our common stock.

We have continued to incur losses from operations and negative cash flows from operations. Historically, our growth has been funded through a combination of convertible debt from private investors and private placement offerings. Considering our cash on hand at March 31, 2008, our ability to secure additional debt financing, and our 2008 internal estimates and projections, we expect that we may need to raise additional capital to accomplish our business objectives and to execute our 2008 Business Plan. We continually evaluate all funding options including additional offerings of our securities to private, public and institutional investors and other credit facilities as they become available. Our founders have also offered to lend funds to the Company. At the present time, we do not have formal commitments for any such additional capital, and there can be no assurance as to the availability or terms upon which financing alternatives might be available.

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

The primary driver of our operating cash flow is our third-party verification solutions, specifically the gross margin generated from services provided. Therefore we focus on the elements of those operations including revenue growth and long term projects that ensure a steady stream of operating profits to enable us to meet our cash obligations. On a weekly basis we review the performance of each of our revenue streams focusing on third party verification solutions compared with prior periods and our operating plan. Based on the continued sales growth and overall improvement in our performance, we believe that we will achieve profitability during fiscal year 2008. The culmination of all our efforts toward profitability has recently brought significant opportunities to us such as the increase of our line of credit from $75,000 to $125,000 as well as the potential to develop business relationships with long term strategic partners. In keeping with our core business, we will continue to review our business model with a focus on profitability, long term capital solutions and the potential impact of acquisitions or divestitures, if such an opportunity arises.

Off Balance Sheet Arrangements

As of March 31, 2008, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

First Quarter ended March 31, 2008 compared to First Quarter ended March 31, 2007

Revenues

Revenues are derived from sales of our USVerified identification and verification solutions, consulting services, web-based development, advertising and product sales related to our internet-based online information/news and e-commerce sites. Revenues for the first quarter 2008 were $725,175, an improvement of 54% over the first quarter 2007 revenues of $471,315. The improvement in sales was primarily due to significant growth in consulting, program development and web based development services in connection with our third party verification programs. Additionally impacting the improvement in sales was an increase in advertising on our networks due to greater traffic and website expansion.

During the first quarter 2008, our third party verification revenue, which includes sales of our USVerified solutions and related consulting, program development and web-based development services, increased 52% to $430,265 in 2008 from $283,843 in 2007. We believe that customer demand for third party verification services will continue to increase with the reopening of key export markets and increasing demand for verification of NHTC and humane handling marketing claims.

Revenues derived from our networks through a combination of advertising sales and sales of products through our websites (primarily Cattlenetwork.com and Cattlestore.com) increased 33% to $249,660 in the first quarter 2008 from $187,473 in the first quarter 2007.

Our e-learning solutions represent a new revenue stream for us in 2008 and generated $45,250 during the first quarter 2008.

Cost of Sales and Gross Margin

Cost of sales for the first quarter 2008 were $351,415, an increase of 77% over $198,715 during the first quarter 2007. Gross margin declined slightly by approximately 6 basis points to 52% of revenues for the first quarter 2008 compared to 58% for the first quarter 2007. The change was partially due to the additional inherent costs of dedicated personnel providing program development and web based development services in connection with our third party verification programs coupled with shifts in the sales mix of our lower margin e-commerce sales. Due to our focus on margins, our commitment to long term growth and the scalability of the programs we develop, we anticipate that our margins will continue to be impacted for the next few quarters.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter 2008 were $422,567, a decrease of $135,285, or 24% over the first quarter 2007 amount of $557,852. The decrease was primarily due to a $17,956 reduction in stock based compensation expense, $62,019 reduction in spending for contracted services and other professional service fees, and an overall decrease in expenses due to management’s efforts to aggressively control costs.

Other Income (Expense)

Net other expense for the first quarter 2008 increased to $11,743 compared to $5,429 for the first quarter 2007. The increase during 2008 was primarily attributable to more interest expense incurred on a greater borrowing base at higher interest rates during part of 2008 as compared to 2007.

Net Loss and Loss per Share

As a result of the foregoing, the net loss for the first quarter 2008 was $60,550, or less than a penny per basic and diluted common share, compared to $290,681, or $0.02 per basic and diluted common share for the first quarter 2007.

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

Goodwill and Other Intangible Assets

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, and determining appropriate discount rates, growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger impairment. Based on our 2007 impairment test, there would have to be a significant unfavorable change to our assumptions used in such calculations for an impairment to exist.

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

Stock-Based Compensation Expense

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on the implied volatility of publicly traded options on our common stock, with a term of one year or greater. We believe that implied volatility calculated based on actively traded options on our common stock is a better indicator of expected volatility and future stock price trends than historical volatility. Therefore, expected volatility for the first quarter ended March 31, 2008 and for the year ended December 31, 2007 was based on a market-based implied volatility. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS

(a) Exhibits

Number	Description
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2008	Integrated Management Information, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

	By:	/s/ Dannette D. Boyd
Chief Financial Officer