Form 10-Q
period 2008-06-30
Integrated Management Information, Inc.
filed 2008-08-14
CIK 1360565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2008

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

(303) 895-3002

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer:	☐	Accelerated filer:	☐
Non-accelerated filer:	☐	Smaller reporting company:	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of July 28, 2008 was 28,620,506.

Transitional small business disclosure format (check one):   Yes ☐     No ☒

Integrated Management Information, Inc.

June 30, 2008

Integrated Management Information, Inc.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$63,859	$170,882
Accounts receivable, net of allowance	404,739	193,737
Inventories	15,062	18,759
Prepaid expenses and other current assets	19,961	43,495
Total current assets	503,621	426,873
Property and equipment, net	71,377	54,134
Goodwill	418,208	418,208
Intangible assets, net	21,113	28,395
Total assets	$1,014,319	$927,610

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$319,140	$259,103
Accrued expenses and other current liabilities	64,655	40,406
Deferred revenues	—	5,750
Short-term debt and current portion of notes payable	444,000	420,000
Total current liabilities	827,795	725,259
Notes payable and other long-term debt	300,000	300,000
Commitments and contingencies
Stockholders equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 28,245,506 and 28,245,506 shares issued, respectively; and 19,984,506 and 19,995,506 shares outstanding, respectively	28,246	28,246
Additional paid-in-capital	4,709,396	4,705,679
Treasury stock of 8,261,000 and 8,250,000 shares, respectively	(1,486,728)	(1,485,000)
Accumulated deficit	(3,364,390)	(3,346,574)
Total stockholders’ equity	(113,476)	(97,649)
Total liabilities and stockholders’ deficit	$1,014,319	$927,610

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Operations

(Unaudited)

	Second Quarter ended		Year to Date Period ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Revenues	$808,168	$529,952	$1,533,343	$1,001,267
Costs of revenues	377,882	215,046	729,297	413,761
Gross profit	430,286	314,906	804,046	587,506
Selling, general and administrative expenses	374,333	517,808	796,900	1,075,660
Income (loss) from operations	55,953	(202,902)	7,146	(488,154)
Other expense (income):
Interest expense	13,334	7,740	26,222	14,863
Other income, net	(115)	(1,085)	(1,260)	(2,779)
Income (loss) before income taxes	42,734	(209,557)	(17,816)	(500,238)
Income taxes	—	—	—	—
Net income (loss)	$42,734	$(209,557)	$(17,816)	$(500,238)

Net income (loss) per share:
Basic	$0.00	$(0.01)	$(0.00)	$(0.03)
Diluted	$0.00	$(0.01)	$(0.00)	$(0.03)

Weighted average shares outstanding:
Basic	19,984,506	19,328,839	19,988,797	19,189,950
Diluted	20,047,389	19,328,839	19,988,797	19,189,950

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Cash Flows

(Unaudited)

	Year to Date Period ended June 30,
	2008	2007
Operating activities:
Net income (loss)	$(17,816)	$(500,238)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amorization	24,270	15,930
Stock based compensation expense	3,717	35,215
Provision for doubtful accounts	1,000	16,595
Changes in assets and liabilities:
Accounts receivable	(212,002)	22,215
Inventories	3,697	(8,059)
Prepaid expenses and other current assets	23,534	7,046
Accounts payable	60,037	4,409
Accrued expenses and other current liabilities	24,249	6,346
Deferred revenue	(5,750)	20,538
Net cash used in operating activites	(95,064)	(380,003)

Investing activities:
Acquisition of property and equipment	(34,731)	(14,245)
Proceeds from sale of assets	500	—
Net cash used in investing activities	(34,231)	(14,245)

Financing activities:
Proceeds from line of credit, net	24,000	—
Proceeds from issuance of common stock	—	250,000
Stock repurchase under Buyback Program	(1,728)	—
Net cash provided by financing activities	22,272	250,000
Net change in cash and cash equivalents	(107,023)	(144,248)
Cash and cash equivalents at beginning of year	170,882	230,539
Cash and cash equivalents at end of year	$63,859	$86,291

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-in	Retained	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2006	27,023,283	27,024	4,315,571	(2,587,014)	(1,485,000)	270,581

Issuance of common stock in connection with a private placement in February 2007	555,556	555	249,445			250,000
Issuance of common stock in connection with a private placement in August 2007	666,667	667	99,333			100,000
Stock-based compensation expense			41,330			41,330
Net loss	—	—	—	(759,560)	—	(759,560)
Balance at December 31, 2007	28,245,506	$28,246	$4,705,679	$(3,346,574)	$(1,485,000)	$(97,649)
						—
Stock repurchase of 11,000 shares on the open market					(1,728)	(1,728)
Stock-based compensation expense			3,717			3,717
Net loss	—	—	—	(17,816)	—	(17,816)
Balance at June 30, 2008	28,245,506	$28,246	$4,709,396	$(3,364,390)	$(1,486,728)	$(113,476)

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

Integrated Management Information, Inc.

Notes to the Financial Statements

Note 2 - Basic and Diluted Income (Loss) per Share

Basic income (loss) per share was computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Weighted average number of shares used to compute basic and diluted loss per share is the same in these financial statements since the effect of dilutive securities is anti-dilutive.

The following is a reconciliation of the share data used in the basic and diluted income (loss) per share computations:

	Second Quarter ended		Year to Date Period ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Basic:
Weighted average shares outstanding	19,984,506	19,328,839	19,988,797	19,189,950

Diluted:
Weighted average shares outstanding	19,984,506	19,328,839	19,988,797	19,189,950
Weighted average effects of dilutive securities
Stock options under Plans	62,883	—	—	—
Stock options granted to Founders	—	—	—	—
Warrants	—	—	—	—
Total	20,047,389	19,328,839	19,988,797	19,189,950

Antidilutive securities:
Stock options under Plans	3,487,500	3,487,500	3,742,500	3,487,500
Stock options granted to Founders	6,000,000	6,000,000	6,000,000	6,000,000
Warrants	922,810	922,810	922,810	922,810
Total	10,410,310	10,410,310	10,665,310	10,410,310

Integrated Management Information, Inc.

Notes to the Financial Statements

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

		Weighted Avg.
	Number	Exercise Price
	of Options	per Share

Outstanding, December 31, 2007	3,657,500	$0.78
Granted	85,000	$0.10
Exercised	—	$—
Forfeited	—	$—
Outstanding, June 30, 2008	3,742,500	$0.77
Exercisable, June 30, 2008	3,487,500	$0.81

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Year to Date Period ended
	June 30,	June 30,
	2008	2007

Expected life of options from date of grant	3.0 years	1.5 - 2.3 years
Risk free interest rate	2.5%	4.7%
Expected volatility	35.9%	35.9%
Assumed dividend yield	0.0%	0.0%

No stock options were granted during the second quarters ended June 30, 2008 and June 30, 2007.

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

Our stock-based compensation cost for the second quarters ended June 30, 2008 and 2007 was $884 and $14,427, respectively, and has been included in general and administrative expenses. Stock-based compensation cost for the year to date periods ended June 30, 2008 and 2007 was $3,717 and $35,215, respectively. No tax benefits were recognized for these costs due to our cumulative losses as well as a full valuation reserve on our deferred tax assets.

Integrated Management Information, Inc.

Notes to the Financial Statements

Note 4 - Stock Buyback Plan

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market over the first six months of 2008. As of June 30, 2008, we repurchased 11,000 shares at an average price of $0.16 per share. Total cash consideration for the repurchased shares was $1,728. The repurchased shares are recorded as part of treasury stock and are accounted for under the cost method.

Note 5 – Income Taxes

Deferred tax assets and liabilities have been determined based upon the differences between the financial statement amounts and the tax bases of assets and liabilities as measured by enacted tax rates expected to be in effect when these differences are expected to reverse. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our net operating loss carry forwards are the most significant component of our deferred income tax assets; however, the ultimate realization of our deferred income tax assets is dependent upon generation of future taxable income. We consider past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2008 and 2007, we believe it is more likely than not that our net deferred tax asset will not be realized and accordingly we have recorded a valuation allowance against the deferred tax assets.

We will continue to assess the need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets. As we move closer towards achieving net income for a full year, we will review qualitative and quantitative data, including events within our industry, the nature of our business, our future forecasts and historical trending. If we conclude that our prospects for the realization of our deferred tax assets are more likely than not, we will then reduce our valuation allowance as appropriate and credit income tax expense after considering the following factors:

•                  The levels of historical taxable income and projections for future taxable income over periods in which the deferred tax assets would be deductible, and

•                  Accumulation of net income before tax utilizing a look-back period of three years.

The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carry-forward periods are reduced.

Integrated Management Information, Inc.

Notes to the Financial Statements

Note 6 - Notes Payable

Notes payable consist of the following:

	June 30,	December 31,
	2008	2007

Platte Valley Line of Credit	$94,000	$70,000
Cattlefeeding.com Note	350,000	350,000
Lapaesotes Note Payable	300,000	300,000
	$744,000	$720,000
Less current portion of notes payable and other long-term debt	444,000	420,000
Notes payable and other long-term debt	$300,000	$300,000

Platte Valley Line of Credit

During April 2008, our line of credit with Platte Valley Bank was increased from $75,000 to $125,000. The line of credit is secured by the personal guarantees of our two founding shareholders and the accounts receivable of the company. Interest is payable monthly based on the prime rate with a floor and ceiling cap of 6.75% and 13.75%, respectively. As of June 30, 2008 our interest rate was at 6.75%. Our line of credit expires September 25, 2008 and as of June 30, 2008, we had remaining availability of $31,000.

Cattlefeeding.com Note

In connection with the 2005 acquisition of the assets of Cattlefeeding.com, we issued a note payable to Cattlefeeding.com, Inc. in the amount of $350,000. Under the Note, interest in the amount of 5% of outstanding principal is payable on a monthly basis, with all outstanding principal and interest payable on June 12, 2008. In June 2008, the maturity of the note was extended until July 15, 2008. Concurrent with the closing of the asset sale on July 15, 2008 as further described in Note 10, $350,000 of the proceeds was used to pay the Cattlefeeding.com note payable in full.

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

During the third quarter of 2008, we completed a private placement with two of our board members for our common stock and issued 375,000 shares of our common stock at $0.20 per share, netting total consideration of $75,000.

Integrated Management Information, Inc.

Notes to the Financial Statements

Note 8 - Commitments and Contingencies

Operating Leases

In June 2006, we entered into a building lease for our new headquarters in Castle Rock, Colorado. The lease is for a period of five years and can be extended for an additional five years. We also lease a facility in Platte City, Missouri on a month-to-month basis at a monthly rate of $1,550. In addition to the primary rent, both leases require additional payments for operating costs and other common area maintenance costs.

As of June 30, 2008, the annual primary lease payments are as follows:

Years Ending December 31,	Amount
2008	$22,801
2009	46,171
2010	47,326
2011	48,509
2012	24,554
Thereafter	—
Total lease commitments	$189,361

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

Other

On June 3, 2008, Tyson Foods, Inc. filed a petition to cancel the trademark “Beef Born & Raised in the USA®”.  On July 14, 2008, Born & Raised in the USA® filed a motion to dismiss the cancellation action.  Both motions are pending before the United States Patent and Trademark Office.

Integrated Management Information, Inc. (IMI Global) is the exclusive worldwide marketing partner for the Born & Raised in the USA labeling program, which includes unique and distinctive labeling for beef, pork, poultry, lamb, fish and game.  As such, IMI Global is marketing the label and providing USDA compliance to retailers who must display on meat packaging a label identifying the country of origin (COOL) for meat products beginning in the fall of 2008.

IMI Global supports Born & Raised in the USA in its decision to defend its trademarked labeling, believing that the trademarks were legally issued and are fully enforceable.  IMI Global continues to market the label and verification program and has expressed its desire to work closely with Tyson Foods on this program.

Note 9 - Liquidity

Historically, our growth has been funded through a combination of convertible debt from private investors and private placement offerings. We continually evaluate all funding options including additional offerings of our securities to private, public and institutional investors and other credit facilities as they become available.

The primary driver of our operating cash flow is our third-party verification solutions, specifically the gross margin generated from services provided. Therefore we focus on the elements of those operations including revenue growth and long term projects that ensure a steady stream of operating profits to enable us to meet our cash obligations. On a weekly basis we review the performance of each of our revenue streams focusing on third party verification solutions compared with prior periods and our operating plan. Based on the continued sales growth and overall improvement in our performance, we believe that we will achieve profitability for the year ended December 31, 2008. The culmination of all our efforts toward profitability has recently brought significant opportunities to us such as the increase of our line of credit from $75,000 to $125,000, third-party interest in our expertise to develop and enhance websites, as well as the potential to develop business relationships with long term strategic partners. In keeping with our core business, we will continue to review our business model with a focus on profitability, long term capital solutions and the potential impact of acquisitions or divestitures, if such an opportunity arises.

Integrated Management Information, Inc.

Notes to the Financial Statements

Note 10 – Subsequent Event

On July 15, 2008, we completed the sale (the “asset sale”) of three wholly-owned online businesses – CattleNetwork, CattleStore and AgNetwork – to Vance Publishing Corp. (“Vance”), a privately held provider of print and electronic media with a strong presence in the agricultural industry.  The transaction, valued at approximately $2.1 million, included $800,000 in cash at closing and $1.3 million in prepaid advertising placements in Vance’s industry leading publications, including Drover’s, Pork, Bovine Veterinarian and Dairy Herd Management. Vance has also contracted with us to provide network maintenance and support for the websites as part of a separate support agreement. In addition, Vance has agreed to open negotiations on another IMI Global product, AgTraderIndex (www.AgTraderIndex.com).

The wholly-owned online businesses were considered significant revenue streams; however, they historically have not contributed materially to gross profit. We sold the assets at a substantial premium to the original purchase in 2005. We expect to record a gain on sale of approximately $350,000 during the third quarter of 2008. The advertising rights will be accounted for as a gain contingency as it involves uncertainties as to the possible gain that will be ultimately realized. The advertising rights are not assignable or resalable, therefore the fair market value is not determinable until such time as advertising actually occurs.

In connection with the closing of the asset sale, $350,000 of the proceeds was used to pay the Cattlefeeding.com note payable in full. The remaining proceeds will be used to fund working capital needs.

Note 11 – Pro Forma Financial Statement Information

The following unaudited pro forma condensed balance sheet information as of June 30, 2008 has been presented to give effect to the asset sale as if it had occurred on June 30, 2008. The unaudited pro forma condensed statement of operations information for the year ended December 31, 2007 and for the six months ended June 30, 2008 set forth below has been presented after giving effect to the asset sale as if it had occurred on January 1, 2007, and does not include the nonrecurring pro forma gain as a result of the asset sale.

The unaudited pro forma financial statement information has been derived primarily from the historical audited financial statements of the Company included in its Annual Report on Form 10-KSB for the year ended December 31, 2007 and unaudited financial statements of the Company for the six month period ended June 30, 2008 included in this Quarterly Report. The unaudited pro forma financial statement information is based upon available information and assumptions that we believe are reasonable under the circumstances and were prepared to illustrate the estimated effects of the asset sale.

The unaudited pro forma financial statement information has been provided for informational purposes and should not be considered indicative of the financial condition or the results of operations that would have been achieved had the asset sale occurred as of the periods presented. In addition, the unaudited pro forma financial statement information does not purport to indicate balance sheet data or results of operations as of any future date or any future period. The unaudited pro forma financial statement information should be read in conjunction with the historical financial statements, including the notes thereto, of the Company included in its Annual Reports on Form 10-KSB for the year ended December 31, 2007 and this Quarterly Report for the period ended June 30, 2008.

Integrated Management Information, Inc.

Pro Forma Condensed Balance Sheet Information

As of June 30, 2008 (Unaudited)

		Business to be	Pro Forma
	Historical	disposed (a)	Adjustments		Pro Forma
Assets
Current assets:
Cash and cash equivalents	$63,859	$—	$356,000	(b)(c)	$419,859
Accounts receivable, net of allowance	404,739	—	—		404,739
Inventories	15,062	—	—		15,062
Prepaid expenses and other current assets	19,961	—		(b)	19,961
Total current assets	503,621	—	1,638,000		859,621
Property and equipment, net	71,377	2,400	—		68,977
Goodwill	418,208	418,208	—		—
Intangible assets, net	21,113	21,113	—		—
Total assets	$1,014,319	$441,721	$1,638,000		$928,598

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$319,140	$—	$—		$319,140
Accrued expenses and other current liabilities	64,655	—	10,000	(d)	74,655
Deferred revenues	—	—	—		—
Short-term debt and current portion of notes payable	444,000	—	(444,000)	(c)	—
Total current liabilities	827,795	—	(434,000)		393,795
Notes payable and other long-term debt	300,000	—	—		300,000

Stockholders equity:
Net assets disposed of	—	441,721	441,721		—
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—	—		—
Common stock, $0.001 par value; 95,000,000 shares authorized; 28,245,506 and 28,245,506 shares issued, respectively; and 19,984,506 and 19,995,506 shares outstanding, respectively	28,246	—	—		28,246
Additional paid-in-capital	4,709,396	—	—		4,709,396
Treasury stock of 8,261,000 and 8,250,000 shares, respectively	(1,486,728)	—	—		(1,486,728)
Accumulated deficit	(3,364,390)	—	348,279	(e)	(3,016,111)
Total stockholders’ equity	(113,476)	441,721	2,072,000		234,803
Total liabilities and stockholders’ deficit	$1,014,319	$441,721	$1,638,000		$928,598

See accompanying notes to the unaudited Pro Forma Financial Information

Integrated Management Information, Inc.

Pro Forma Condensed Statement of Income

(Unaudited)

	Year to Date Period ended June 30, 2008
		Business to be		Pro Forma
	Historical	disposed		Adjustments		Pro Forma

Revenues	$1,533,343	$361,007		$—	(f)	$1,172,336
Costs of revenues	729,297	304,194		—		425,103
Gross profit	804,046	56,813		—		747,233
Selling, general and administrative expenses	796,900	66,583		(18,000)	(f) (g)	712,318
Income (loss) from operations	7,146	(9,770)		18,000		34,916
Other expense (income):
Interest expense	26,222	8,750		—		17,472
Other income, net	(1,260)	—		—		(1,260)
Income (loss) before income taxes	(17,816)	(18,520)		18,000		18,704
Income taxes	—	—	(h)	—		—
Net income (loss)	$(17,816)	$(18,520)		$18,000		$18,704

Net income (loss) per share:
Basic	$(0.00)					$0.00
Diluted	$(0.00)					$0.00

Weighted average shares outstanding:
Basic	19,988,797					19,988,797
Diluted	19,988,797					19,988,797

See accompanying notes to the unaudited Pro Forma Financial Information

Integrated Management Information, Inc.

Pro Forma Condensed Statement of Income

(Unaudited)

	Year ended December 31, 2007
		Business to be	Pro Forma
	Historical	disposed	Adjustments		Pro Forma

Revenues	$2,307,808	$658,730	$—	(f)	$1,649,078
Costs of revenues	968,475	538,772	—		429,703
Gross profit	1,339,333	119,958	—		1,219,375
Selling, general and administrative expenses	2,069,770	141,248	(36,000)	(f) (g)	1,892,522
Income (loss) from operations	(730,437)	(21,290)	36,000		(673,147)
Other expense (income):
Interest expense	36,444	17,500	—		18,944
Other income, net	(7,321)	—	—		(7,321)
Income (loss) before income taxes	(759,560)	(38,790)	36,000		(684,770)
Income taxes	—	— (h)	—		—
Net income (loss)	$(759,560)	$(38,790)	$36,000		$(684,770)

Net income (loss) per share:
Basic	$(0.04)				$(0.04)
Diluted	$(0.04)				$(0.04)

Weighted average shares outstanding:
Basic	19,512,401				19,512,401
Diluted	19,512,401				19,512,401

See accompanying notes to the unaudited Pro Forma Financial Information

Notes to Unaudited Pro Forma Financial Information

(a)          To reflect elimination of assets sold in connection with three wholly-owned online businesses based on the balances recorded as of June 30, 2008.

(b)         To reflect consideration received from the sale of assets for $800,000 in cash. Consideration received also included approximately $1.3 million in prepaid advertising rights.  The advertising rights will be accounted for as a gain contingency as it involves uncertainties as to the possible gain that will be ultimately realized. The advertising rights are not assignable or resalable, therefore the fair market value is not determinable until such time as advertising actually occurs.

(c)          To reflect full payment of the outstanding $350,000 Cattlefeeding.com note payable and to repay amounts outstanding under our line of credit thereby releasing the collateral; settled concurrently with the closing of the asset sale.

(d)         To reflect estimated transaction and other costs directly attributable to the asset sale.

(e)          To reflect the estimated pro forma gain from the asset sale based on the carrying values of the assets sold on an assumed closing date of June 30, 2008. The actual gain will differ slightly from the carrying value of the assets sold based on the actual closing date of July 15, 2008.

(f)            Amortization of prepaid advertising rights will be based on actual timing of usage and is considered a non-cash expense. Historically we have not advertised. Under the advertising arrangement we have the right to decide when, how and if the advertising occurs, within various time limits. Accordingly, no estimates have been provided to indicate the future sales (and the related advertising expenses) that we may realize as a result of the advertising arrangement.

(g)         To reflect a reduction in salaries expenses of $3,000 per month as provided by under the service support agreement.

(h)         As a result of the Company’s operating losses in prior year’s and valuation allowances on the Company’s deferred tax assets, no income tax expense is attributable to the period presented.

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

2008 Performance Highlights

Revenues

Our revenues for the second quarter 2008 increased approximately 53% to $808,168 compared to revenue of $529,952 during second quarter 2007. We experienced significant growth in consulting, program development and web based development services in connection with our third party verification programs.

Income from Operations

During the second quarter 2008, we recorded income from operations of $55,953 primarily due to the absorption of fixed overhead over a greater sales base primarily generated by our USVerified identification and verification solutions. Prior to second quarter 2008, we have historically recorded a loss from operations.

Net Income	For the first time in our history, we recorded net income of $42,734 during the second quarter 2008.

Asset Sale

On July 15, 2008, we completed an asset sale of three wholly-owned online businesses – CattleNetwork, CattleStore and AgNetwork – to Vance Publishing Corp. The transaction, valued at approximately $2.1 million, included $800,000 in cash at closing and $1.3 million in prepaid advertising placements. The wholly-owned online businesses were considered significant revenue streams; however, they historically have not contributed materially to gross profit.

Debt Repayment	In connection with the closing of the asset sale, $350,000 of the proceeds was used to pay the Cattlefeeding.com note payable in full.

Liquidity and Capital Resources

At June 30, 2008, we had cash and cash equivalents of $63,859 and a working capital deficit of $324,174 compared to $170,882 of cash and cash equivalents and a working capital deficit of $298,386 at December 31, 2007.

Net cash used by operating activities during the year to date period ended June 30, 2008 was $95,064 compared to $380,003 used by operating activities during the same period in 2007. Cash used by operating activities is driven by our net loss and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets and stock based compensation expense. The improvement was primarily driven by better operating performance yields over a greater volume of sales at consistent overhead levels. Additionally, the timing of cash receipts and cash disbursements affects our operating assets and cash balances.

Net cash used in investing activities is primarily attributable to capital expenditures. Our capital expenditures were $34,731 and $14,245 for the year to date periods ended June 30, 2008 and 2007, respectively. Our capital expenditures are primarily related to purchases and internal development of information technology assets to support our product and service offerings. As we anticipate continued growth, we expect to continue investing additional capital in our information technology assets.

Net cash provided by financing activities during the year to date period ended June 30, 2008 was $22,272, compared to $250,000 provided by financing activities during the same period in 2007. Cash provided by financing activities during 2007 was related primarily to the completion of a private placement offering of our common stock.

Historically, our growth has been funded through a combination of convertible debt from private investors and private placement offerings. We continually evaluate all funding options including additional offerings of our securities to private, public and institutional investors and other credit facilities as they become available.

Our plan for continued growth is primarily based upon intensifying our focus on international markets. We believe that there are significant growth opportunities available to us because often the only way to access various restrictions as imposed on international market imports/exports is via a quality verification program, like our USVerified™.com product line.

The primary driver of our operating cash flow is our third-party verification solutions, specifically the gross margin generated from services provided. Therefore we focus on the elements of those operations including revenue growth and long term projects that ensure a steady stream of operating profits to enable us to meet our cash obligations. On a weekly basis we review the performance of each of our revenue streams focusing on third party verification solutions compared with prior periods and our operating plan. Based on the continued sales growth and overall improvement in our performance, we believe that we will achieve profitability for the year ended December 31, 2008. The culmination of all our efforts toward profitability has recently brought significant opportunities to us such as the increase of our line of credit from $75,000 to $125,000, third-party interest in our expertise to develop and enhance websites, as well as the potential to develop business relationships with long term strategic partners. In keeping with our core business, we will continue to review our business model with a focus on profitability, long term capital solutions and the potential impact of acquisitions or divestitures, if such an opportunity arises.

Asset Sale

On July 15, 2008, we completed the sale (the “asset sale”) of three wholly-owned online businesses – CattleNetwork, CattleStore and AgNetwork – to Vance Publishing Corp. The transaction, valued at approximately $2.1 million, included $800,000 in cash at closing and $1.3 million in prepaid advertising placements in Vance’s industry leading publications, including Drover’s, Pork, Bovine Veterinarian and Dairy Herd Management. Vance has also contracted with us to provide network maintenance and support for the websites as part of a separate support agreement. In addition, Vance has agreed to open negotiations on another IMI Global product, AgTraderIndex (www.AgTraderIndex.com).

The wholly-owned online businesses constituted the bulk of our network revenue and were considered significant revenue streams; however, the online businesses historically have not contributed materially to gross profit. We believe the sale of these assets allows us to focus more resources on growing our core food verification business while forging an important advertising and promotion partnership with the agricultural industry’s premier provider of agricultural news and information.

We sold the assets at a substantial premium to the original purchase in 2005. We expect to record a gain on sale of approximately $350,000 during the third quarter of 2008. The advertising rights will be accounted for as a gain contingency as it involves uncertainties as to the possible gain that will be ultimately realized. The advertising rights are not assignable or resalable, therefore the fair market value is not determinable until such time as advertising actually occurs.

In connection with the closing of the asset sale, $350,000 of the proceeds was used to pay the Cattlefeeding.com note payable in full. The remaining proceeds will be used to fund working capital needs.

Off Balance Sheet Arrangements

As of June 30, 2008, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Second Quarter and Year to Date Periods ended June 30, 2008 compared to Same Periods in 2007

Revenues

Revenues are derived from sales of our USVerified identification and verification solutions, consulting services, web-based development, advertising and product sales related to our internet-based online information/news and e-commerce sites. Revenues for the second quarter and year to date period ended June 30, 2008 were $808,168 and $1,533,343, an improvement of 53% over the same periods in 2007, respectively. The improvement in sales was primarily due to significant growth in consulting, program development and web based development services in connection with our third party verification programs.

During the second quarter and year to date period ended June 30, 2008, our third party verification revenue, which includes sales of our USVerified solutions and related consulting, program development and web-based development services, increased 91% to $548,620 in second quarter 2008 from $287,390 in the same quarter 2007. For the year to date period ended June 30, 2008, sales increased 71% to $978,885 compared to $571,233 in the same 2007 period. We believe that customer demand for third party verification services will continue to increase with the reopening of key export markets and increasing demand for verification of NHTC and humane handling marketing claims. We also believe the demand for verification will continue to grow and present other opportunities for our business in light of the many recent product recalls in fresh produce.

Revenues derived from our networks through a combination of advertising sales and sales of products through our websites (primarily Cattlenetwork.com and Cattlestore.com) increased 7% to $259,548 in the second quarter 2008 compared to $242,562 in the second quarter 2007. For the year to date period ended June 30, 2008, sales increased 18% to $509,208 compared to $430,035 in the same 2007 period.

Our e-learning solutions represent a new revenue stream for us in 2008 and generated $45,250 for the year to date period ended June 30, 2008.

Cost of Sales and Gross Margin

Cost of sales for the second quarter 2008 were $377,882 compared to $215,046 during the second quarter 2007 and $729,297 for the 2008 year to date period compared to $413,761 in the 2007 period. Gross margin for the second quarter 2008 declined slightly by approximately 6 basis points to 53% of revenues compared to 59% for the second quarter 2007 and approximately 7 basis points to 52% of revenues for the 2008 year to date period compared to 59% for the same 2007 period. The change was partially due to the addition of dedicated personnel providing program development and web based development services in connection with our third party verification programs coupled with shifts in the sales mix of our lower margin e-commerce sales. Due to our focus on margins, our commitment to long term growth and the scalability of the programs we develop, we anticipate that our margins will continue to be impacted for the next few quarters.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter 2008 were $374,333, a decrease of $143,475, or 28% over the second quarter 2007 amount of $517,808. The decrease was primarily due to a $13,543 reduction in stock based compensation expense, $49,568 reduction in spending for contracted services and other professional service fees, and an overall decrease in expenses due to management’s efforts to aggressively control costs.

For the year to date period ended June 30, 2008, expenses were $796,900, a decrease of $278,760, or 26% compared to $1,075,660 for the same period in 2007. The decrease was primarily due to a $31,498 reduction in stock based compensation expense, $111,587 reduction in spending for contracted services and other professional service fees, and an overall decrease in expenses due to management’s efforts to aggressively control costs.

Other Income (Expense)

Net other expense for the second quarter 2008 increased to $13,219 compared to $6,655 for the second quarter 2007 and $24,962 for the year to date period ended June 30, 2008 compared to $12,084 for the same period in 2007. The increase during 2008 was primarily attributable to more interest expense incurred on a greater borrowing base at higher interest rates during part of 2008 as compared to 2007.

Net Income (Loss)

As a result of the foregoing, net income for the second quarter 2008 was $42,734 or less than $0.01 per basic and diluted common share, compared to net loss of $209,557 or $0.01 loss per basic and diluted common share for the second quarter 2007. Net loss for the year to date period ended June 30, 2008 was $17,816 or less than $0.01 loss per basic and diluted common share, compared to net loss of $500,238 or $0.03 loss per basic and diluted common share for the same period in 2007.

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

Stock-Based Compensation Expense

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on the implied volatility of publicly traded options on our common stock, with a term of one year or greater. We believe that implied volatility calculated based on actively traded options on our common stock is a better indicator of expected volatility and future stock price trends than historical volatility. Therefore, expected volatility for the year to date period ended June 30, 2008 and for the year ended December 31, 2007 was based on a market-based implied volatility. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2008, we completed a private placement with two of our board members for our common stock and issued 375,000 shares of our common stock at $0.20 per share, netting total consideration of $75,000. The proceeds from the sale of the shares will be used for general working capital purposes.

Common stock issued was offered and sold by us in reliance upon the exemption from registration under Section 4(2) of the Securities Act, relating to sales by an issuer not involving a public offering. The sales of securities were made without the use of an underwriter. All recipients either received adequate information about us or had access, through relationships with us, to information about us.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

Asset Sale

On July 15, 2008, we completed the sale (the “asset sale”) of three wholly-owned online businesses – CattleNetwork, CattleStore and AgNetwork – to Vance Publishing Corp. (“Vance”), a privately held provider of print and electronic media with a strong presence in the agricultural industry.  The transaction, valued at approximately $2.1 million, included $800,000 in cash at closing and $1.3 million in prepaid advertising placements in Vance’s industry leading publications, including Drover’s, Pork, Bovine Veterinarian and Dairy Herd Management. Vance has also contracted with us to provide network maintenance and support for the websites as part of a separate support agreement. In addition, Vance has agreed to open negotiations on another IMI Global product, AgTraderIndex (www.AgTraderIndex.com).

The wholly-owned online businesses were considered significant revenue streams; however, they historically have not contributed materially to gross profit. We sold the assets at a substantial premium to the original purchase in 2005. We expect to record a gain on sale of approximately $350,000 during the third quarter of 2008. The advertising rights will be accounted for as a gain contingency as it involves uncertainties as to the possible gain that will be ultimately realized. The advertising rights are not assignable or resalable, therefore the fair market value is not determinable until such time as advertising actually occurs.

In connection with the closing of the asset sale, $350,000 of the proceeds was used to pay the Cattlefeeding.com note payable in full. The remaining proceeds will be used to fund working capital needs.

PRO FORMA FINANCIAL STATEMENT INFORMATION

The following unaudited pro forma condensed balance sheet information as of June 30, 2008 has been presented to give effect to the asset sale as if it had occurred on June 30, 2008. The unaudited pro forma condensed statement of operations information for the year ended December 31, 2007 and for the six months ended June 30, 2008 set forth below has been presented after giving effect to the asset sale as if it had occurred on January 1, 2007, and does not include the nonrecurring pro forma gain as a result of the asset sale.

The unaudited pro forma financial statement information has been derived primarily from the historical audited financial statements of the Company included in its Annual Report on Form 10-KSB for the year ended December 31, 2007 and unaudited financial statements of the Company for the six month period ended June 30, 2008 included in this Quarterly Report. The unaudited pro forma financial statement information is based upon available information and assumptions that we believe are reasonable under the circumstances and were prepared to illustrate the estimated effects of the asset sale.

The unaudited pro forma financial statement information has been provided for informational purposes and should not be considered indicative of the financial condition or the results of operations that would have been achieved had the asset sale occurred as of the periods presented. In addition, the unaudited pro forma financial statement information does not purport to indicate balance sheet data or results of operations as of any future date or any future period. The unaudited pro forma financial statement information should be read in conjunction with the historical financial statements, including the notes thereto, of the Company included in its Annual reports on Form 10-KSB for the year ended December 31, 2007 and this Quarterly Report for the period ended June 30, 2008.

Integrated Management Information, Inc.

Pro Forma Condensed Balance Sheet Information

As of June 30, 2008 (Unaudited)

		Business to be	Pro Forma
	Historical	disposed (a)	Adjustments		Pro Forma
Assets
Current assets:
Cash and cash equivalents	$63,859	$—	$356,000	(b)(c)	$419,859
Accounts receivable, net of allowance	404,739	—	—		404,739
Inventories	15,062	—	—		15,062
Prepaid expenses and other current assets	19,961	—		(b)	19,961
Total current assets	503,621	—	1,638,000		859,621
Property and equipment, net	71,377	2,400	—		68,977
Goodwill	418,208	418,208	—		—
Intangible assets, net	21,113	21,113	—		—
Total assets	$1,014,319	$441,721	$1,638,000		$928,598

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$319,140	$—	$—		$319,140
Accrued expenses and other current liabilities	64,655	—	10,000	(d)	74,655
Deferred revenues	—	—	—		—
Short-term debt and current portion of notes payable	444,000	—	(444,000)	(c)	—
Total current liabilities	827,795	—	(434,000)		393,795
Notes payable and other long-term debt	300,000	—	—		300,000

Stockholders equity:
Net assets disposed of	—	441,721	441,721		—
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—	—		—
Common stock, $0.001 par value; 95,000,000 shares authorized; 28,245,506 and 28,245,506 shares issued, respectively; and 19,984,506 and 19,995,506 shares outstanding, respectively	28,246	—	—		28,246
Additional paid-in-capital	4,709,396	—	—		4,709,396
Treasury stock of 8,261,000 and 8,250,000 shares, respectively	(1,486,728)	—	—		(1,486,728)
Accumulated deficit	(3,364,390)	—	348,279	(e)	(3,016,111)
Total stockholders’ equity	(113,476)	441,721	2,072,000		234,803
Total liabilities and stockholders’ deficit	$1,014,319	$441,721	$1,638,000		$928,598

See accompanying notes to the unaudited Pro Forma Financial Information

Integrated Management Information, Inc.

Pro Forma Condensed Statement of Income

(Unaudited)

	Year to Date Period ended June 30, 2008
		Business to be	Pro Forma
	Historical	disposed	Adjustments		Pro Forma

Revenues	$1,533,343	$361,007	$—	(f)	$1,172,336
Costs of revenues	729,297	304,194	—		425,103
Gross profit	804,046	56,813	—		747,233
Selling, general and administrative expenses	796,900	66,583	(18,000)	(f)(g)	712,318
Income (loss) from operations	7,146	(9,770)	18,000		34,916
Other expense (income):
Interest expense	26,222	8,750	—		17,472
Other income, net	(1,260)	—	—		(1,260)
Income (loss) before income taxes	(17,816)	(18,520)	18,000		18,704
Income taxes	—	— (h)	—		—
Net income (loss)	$(17,816)	$(18,520)	$18,000		$18,704

Net income (loss) per share:
Basic	$(0.00)				$0.00
Diluted	$(0.00)				$0.00

Weighted average shares outstanding:
Basic	19,988,797				19,988,797
Diluted	19,988,797				19,988,797

See accompanying notes to the unaudited Pro Forma Financial Information

Integrated Management Information, Inc.

Pro Forma Condensed Statement of Income

(Unaudited)

	Year ended December 31, 2007
		Business to be	Pro Forma
	Historical	disposed	Adjustments		Pro Forma

Revenues	$2,307,808	$658,730	$—	(f)	$1,649,078
Costs of revenues	968,475	538,772	—		429,703
Gross profit	1,339,333	119,958	—		1,219,375
Selling, general and administrative expenses	2,069,770	141,248	(36,000	)(f)(g)	1,892,522
Income (loss) from operations	(730,437)	(21,290)	36,000		(673,147)
Other expense (income):
Interest expense	36,444	17,500	—		18,944
Other income, net	(7,321)	—	—		(7,321)
Income (loss) before income taxes	(759,560)	(38,790)	36,000		(684,770)
Income taxes	—	— (h)	—		—
Net income (loss)	$(759,560)	$(38,790)	$36,000		$(684,770)

Net income (loss) per share:
Basic	$(0.04)				$(0.04)
Diluted	$(0.04)				$(0.04)

Weighted average shares outstanding:
Basic	19,512,401				19,512,401
Diluted	19,512,401				19,512,401

See accompanying notes to the unaudited Pro Forma Financial Information

NOTES TO UNAUDITED PRO FORMA FINANCIAL INFORMATION

(a)   To reflect elimination of assets sold in connection with three wholly-owned online businesses based on the balances recorded as of June 30, 2008.

(b)   To reflect consideration received from the sale of assets for $800,000 in cash. Consideration received also included approximately $1.3 million in prepaid advertising rights.  The advertising rights will be accounted for as a gain contingency as it involves uncertainties as to the possible gain that will be ultimately realized. The advertising rights are not assignable or resalable, therefore the fair market value is not determinable until such time as advertising actually occurs.

(c)   To reflect full payment of the outstanding $350,000 Cattlefeeding.com note payable and to repay amounts outstanding under our line of credit thereby releasing the collateral; settled concurrently with the closing of the asset sale.

(d)   To reflect estimated transaction and other costs directly attributable to the asset sale.

(e)   To reflect the estimated pro forma gain from the asset sale based on the carrying values of the assets sold on an assumed closing date of June 30, 2008. The actual gain will differ slightly from the carrying value of the assets sold based on the actual closing date of July 15, 2008.

(f)    Amortization of prepaid advertising rights will be based on actual timing of usage and is considered a non-cash expense. Historically we have not advertised. Under the advertising arrangement we have the right to decide when, how and if the advertising occurs, within various time limits. Accordingly, no estimates have been provided to indicate the future sales (and the related advertising expenses) that we may realize as a result of the advertising arrangement.

(g)   To reflect a reduction in salaries expenses of $3,000 per month as provided by under the service support agreement.

(h)   As a result of the Company’s operating losses in prior year’s and valuation allowances on the Company’s deferred tax assets, no income tax expense is attributable to the period presented.

ITEM 6.  EXHIBITS

(a) Exhibits

Number	Description
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2008	Integrated Management Information, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

	By:	/s/ Dannette D. Boyd
Chief Financial Officer