Form 10-Q/A
period 2008-06-30
Integrated Management Information, Inc.
filed 2008-09-10
CIK 1360565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

(303) 895-3002

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒             No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	☐	Accelerated filer:	☐
Non-accelerated filer:	☐	Smaller reporting company:	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                   No ☒

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of July 28, 2008 was 20,359,506.

Transitional small business disclosure format (check one):  Yes ☐            No ☒

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008, as originally filed with the Securities and Exchange Commission on August 14, 2008 (the “Original Form 10-Q”), of Integrated Management Information, Inc. (the “Company”). The Company is filing this Amendment No. 1 to correct for the number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of July 28, 2008 to 20,359,506 from 28,620,506 as inadvertently filed in the Original Form 10-Q. The error was due to the inclusion of treasury stock of 8,261,000 shares in the Original Form 10-Q. Except for the correction referenced above, this amendment does not update, modify, or amend any disclosure set forth in the Quarterly Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 10, 2008	Integrated Management Information, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

	By:	/s/ Dannette D. Boyd
Chief Financial Officer