Form 10-Q
period 2008-09-30
Integrated Management Information, Inc.
filed 2008-11-14
CIK 1360565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2008

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

Yes ☐                     No ☒

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of November 7, 2008 was 20,880,731.

Transitional small business disclosure format (check one):   Yes ☐                No ☒

Integrated Management Information, Inc.

September 30, 2008

Integrated Management Information, Inc.

Balance Sheets

(Unaudited)

	Sept 30,	Dec 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$102,228	$170,882
Accounts receivable, net of allowance	539,422	193,737
Inventories	12,593	18,759
Prepaid expenses and other current assets	57,282	43,495
Total current assets	711,525	426,873
Property and equipment, net	63,459	54,134
Goodwill	—	418,208
Intangible assets, net	1,202	28,395
Total assets	$776,186	$927,610

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$270,708	$259,103
Accrued expenses and other current liabilities	42,926	40,406
Deferred revenues	—	5,750
Short-term debt and current portion of notes payable	—	420,000
Total current liabilities	313,634	725,259
Notes payable and other long-term debt	300,000	300,000
Commitments and contingencies
Stockholders equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 20,911,506 and 28,245,506 shares issued, respectively; and 20,863,231 and 19,995,506 shares outstanding, respectively	20,911	28,246
Additional paid-in-capital	3,358,730	4,705,679
Treasury stock of 48,275 and 8,250,000 shares, respectively	(13,690)	(1,485,000)
Accumulated deficit	(3,203,399)	(3,346,574)
Total stockholders’ equity	162,552	(97,649)
Total liabilities and stockholders’ equity	$776,186	$927,610

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Operations

(Unaudited)

	Third Quarter ended		Year to Date Period ended
	Sept 30, 2008	Sept 30, 2007	Sept 30, 2008	Sept 30, 2007

Revenues	$597,262	$437,691	$1,768,308	$1,133,141
Costs of revenues	352,152	145,472	779,754	311,260
Gross profit	245,110	292,219	988,554	821,881
Selling, general and administrative expenses	391,312	471,782	1,121,697	1,480,325
Gain on sale of online business	(366,991)	—	(366,991)	—
Income (loss) from operations	220,789	(179,563)	233,848	(658,444)
Other expense (income):
Interest expense	7,603	4,712	25,075	10,825
Other income, net	(875)	(3,335)	(2,135)	(6,114)
Income (loss) before income taxes	214,061	(180,940)	210,908	(663,155)
Income taxes	—	—	—	—
Income (loss) from continuing operations	214,061	(180,940)	210,908	(663,155)
Loss from discontinued operations	(53,071)	(6,984)	(67,733)	(25,007)
Net income (loss)	$160,990	$(187,924)	$143,175	$(688,162)

Income (loss) per share from continuing operations:
Basic	$0.01	$(0.01)	$0.01	$(0.03)
Diluted	$0.01	$(0.01)	$0.01	$(0.03)

Loss per share from discontinued operations:
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—

Weighted average shares outstanding:
Basic	20,856,009	19,662,172	20,583,331	19,347,357
Diluted	21,372,672	19,662,172	20,646,214	19,347,357

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Cash Flows

(Unaudited)

	Year to Date Period ended Sept 30,
	2008	2007
Operating activities:
Net income (loss)	$143,175	$(688,162)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amorization	38,080	23,941
Stock based compensation expense	5,716	36,948
Provision for doubtful accounts	4,146	21,026
Amortization under advertising rights	5,000	—
Loss on disposal of equipment	4,709	—
Gain on sale of online businesses	(366,991)	—
Changes in assets and liabilities:
Accounts receivable	(349,831)	(69,687)
Inventories	6,166	(6,443)
Prepaid expenses and other current assets	(13,787)	2,122
Accounts payable	11,604	66,725
Accrued expenses and other current liabilities	2,520	10,569
Deferred revenue	(5,750)	8,142
Net cash used in operating activites	(515,243)	(594,819)

Investing activities:
Acquisition of property and equipment	(45,521)	(25,894)
Proceeds from sale of online businesses	800,000	—
Proceeds from sale of equipment	800	—
Net cash provided (used) in investing activities	755,279	(25,894)

Financing activities:
Proceeds from line of credit	38,000	—
Repayments on line of credit	(108,000)	(86,622)
Proceeds from Lapaesotes Note Payable	—	300,000
Repayment of CattleNetwork Note Payable	(350,000)	—
Proceeds from issuance of common stock	125,000	350,000
Release of restricted cash	—	50,000
Stock repurchase under Buyback Program	(13,690)	—
Net cash provided (used) in financing activities	(308,690)	613,378
Net change in cash and cash equivalents	(68,654)	(7,335)
Cash and cash equivalents at beginning of year	170,882	230,539
Cash and cash equivalents at end of year	$102,228	$223,204

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Stockholders’ Equity

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2006	27,023,283	27,024	4,315,571	(2,587,014)	(1,485,000)	270,581
						—
Issuance of common stock in connection with a private placement in February 2007	555,556	555	249,445			250,000
Issuance of common stock in connection with a private placement in August 2007	666,667	667	99,333			100,000
Stock-based compensation expense			41,330			41,330
Net loss	—	—	—	(759,560)	—	(759,560)
Balance at December 31, 2007	28,245,506	$28,246	$4,705,679	$(3,346,574)	$(1,485,000)	$(97,649)
						—
Stock repurchase of 48,275 shares on the open market					(13,690)	(13,690)
Stock-based compensation expense			5,716			5,716
Issuance of common stock in connection with a private placement in July 2008	916,000	916	124,084			125,000
Retirement of treasury stock	(8,250,000)	(8,250)	(1,476,750)		1,485,000	—
Net loss	—	—	—	143,175	—	143,175
Balance at September 30, 2008	20,911,506	$20,912	$3,358,729	$(3,203,399)	$(13,690)	$162,552

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Notes to the Financial Statements

Note 1 - The Company and Basis of Presentation

Business Overview

Integrated Management Information, Inc. (“IMI Global,” “IMI,” the “Company” or “we”) is a leading provider of verification and communication solutions in the agricultural and livestock industry. To our customers, we provide our owned and operated online properties and services which specialize in identification and traceability, process, production practice and supply verification, document control for USDA verification programs and third party auditing services. Our solutions help our customers establish their own systems, meet government regulations, create their own premium brand identity, gain cost efficiencies and command a higher price for their product.

IMI Global stands at the forefront of a rapidly evolving movement to track livestock and verify sources of beef and other livestock products. In the aftermath of the discovery of the first case of mad cow disease in the United States in December, 2003, many of the largest U.S. beef and other livestock export markets were closed resulting in significant losses to the industry. In response to the crisis, several initiatives were enacted to facilitate the reopening of key export markets. Most notably, U.S. suppliers seeking to sell beef and other livestock products to other countries must participate in a pre-approved Quality System Assessment Program so as to have an approved means of verifying specific product requirements. In response, we were the first to develop a USDA Quality System Assessment document management system for auditing the tracking systems used by beef and other livestock producers to verify source and age. We introduced our USVerified Source and Age Verification system in 2005, and over the years we have continued to enhance and further develop programs to address other verification needs including, but not limited to, non-hormone treated cattle (NHTC) and humane handling marketing claims. More recently, we worked with compliance programs, and marketing approaches in advance of completion of the country of origin labeling (COOL) legislation’s final rule, requiring meat retailers to display the country of origin on their meat and produce labels.

Asset Sale and Discontinued Operations

On July 15, 2008, we completed the sale (the “asset sale”) of three wholly-owned online businesses – CattleNetwork, CattleStore and AgNetwork – to Vance Publishing Corp. (“Vance”), a privately held provider of print and electronic media with a strong presence in the agricultural industry.  The transaction included $800,000 in cash and an undeterminable value of advertising placements in Vance’s industry leading publications, including Drover’s, Pork, Bovine Veterinarian and Dairy Herd Management, over a three year period. Vance has also contracted with us to provide network maintenance and support for the websites as part of a separate support agreement. In addition, Vance has agreed to open negotiations on another IMI Global product, AgTraderIndex (www.AgTraderIndex.com).

The wholly-owned online businesses were considered significant revenue streams; however, they historically have not contributed materially to gross profit. The assets sold in the transaction primarily represented all of the goodwill and intangible assets recorded on the balance sheet. We sold the assets at a substantial premium to the original purchase in 2005 and accordingly have recorded a gain on sale of approximately $367,000 during the third quarter of 2008. The advertising rights will be accounted for as a gain contingency as it involves uncertainties as to the possible gain that will be ultimately realized. The advertising rights are not assignable or resalable, therefore the fair market value is not determinable until such time as advertising actually occurs.

Integrated Management Information, Inc.

Notes to the Financial Statements

Our Statements of Operations present income (loss) from continuing operations and loss from discontinued operations. All discussions are based on income from continuing operations and therefore exclude all income statement items of the current and prior year’s discontinued operations.

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

Recent Accounting Pronouncements

We adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, (SFAS 157) on January 1, 2008, which became effective for fiscal periods beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosure about fair value measurements. SFAS 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. The adoption of SFAS 157 did not have an impact on our financial statements.

We adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115 (SFAS No. 159) on January 1, 2008, which became effective for fiscal periods beginning after November 15, 2007. This standard permits entities to choose to measure many financial instruments and certain other items at fair value. While SFAS No. 159 became effective for our 2008 fiscal year, we did not elect the fair value measurement option for any of our financial assets or liabilities.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS 161). This statement changes the disclosure requirements for derivative instruments and hedging activities.  SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS 161 is effective as of the beginning of our 2009 fiscal year. We are currently evaluating the potential impact, if any, of the adoption of SFAS 161 on our financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3).  FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions that are used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets and requires enhanced related disclosures.  FSP 142-3 must be applied prospectively to all intangible assets acquired as of and subsequent to fiscal years beginning after December 15, 2008.  We are currently evaluating the impact that FSP 142-3 will have on our financial statements.

Integrated Management Information, Inc.

Notes to the Financial Statements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will be effective November 15, 2008. The Company currently adheres to the hierarchy of GAAP as presented in SFAS 162 and does not expect its adoption will have a material impact on its results of operations and financial condition.

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

The following is a reconciliation of the share data used in the basic and diluted income (loss) per share computations:

	Third Quarter ended		Year to Date Period ended
	Sept 30, 2008	Sept 30, 2007	Sept 30, 2008	Sept 30, 2007
Basic:
Weighted average shares outstanding	20,856,009	19,662,172	20,583,331	19,347,357

Diluted:
Weighted average shares outstanding	20,856,009	19,662,172	20,583,331	19,347,357
Weighted average effects of dilutive securities
Stock options under Plans	516,663	—	62,883	—
Stock options granted to Founders	—	—	—	—
Warrants	—	—	—	—
Total	21,372,672	19,662,172	20,646,214	19,347,357

Antidilutive securities:
Stock options under Plans	3,537,500	3,657,500	3,537,500	3,657,500
Stock options granted to Founders	6,000,000	6,000,000	6,000,000	6,000,000
Warrants	922,810	922,810	922,810	922,810
Total	10,460,310	10,580,310	10,460,310	10,580,310

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

	Number of Options	Weighted Avg. Exercise Price per Share

Outstanding, December 31, 2007	3,657,500	$0.78
Granted	1,758,000	$0.24
Exercised	—	$—
Forfeited	—	$—
Outstanding, September 30, 2008	5,415,500	$0.60
Exercisable, September 30, 2008	4,429,000	$0.69

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Quarter ended		For the Year to Date Period ended
	Sept 30, 2008	Sept 30, 2007	Sept 30, 2008	Sept 30, 2007

Expected life of options from date of grant	3.0 years	3 - 4 years	3.0 years	2 - 4 years
Risk free interest rate	2.8 - 2.9%	4.7 - 4.9%	2.5 - 2.9%	4.7 - 4.9%
Expected volatility	35.9%	35.9%	35.9%	35.9%
Assumed dividend yield	0.0%	0.0%	0.0%	0.0%

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

Our stock-based compensation cost for the third quarters ended September 30, 2008 and 2007 was $2,000 and $1,733, respectively, and has been included in general and administrative expenses. Stock-based compensation cost for the year to date periods ended September 30, 2008 and 2007 was $5,716 and $36,948, respectively. No tax benefits were recognized for these costs due to our cumulative losses as well as a full valuation reserve on our deferred tax assets.

Integrated Management Information, Inc.

Notes to the Financial Statements

Note 4 - Stock Buyback Plan

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market over the first six months of 2008. Our Board of Directors extended the period of time in which we can buy back shares until June 30, 2009.

As of September 30, 2008, we have repurchased 48,275 shares at an average price of $0.26 per share. Total cash consideration for the repurchased shares was $13,690. The repurchased shares are recorded as part of treasury stock and are accounted for under the cost method.

Note 5 – Income Taxes

Deferred tax assets and liabilities have been determined based upon the differences between the financial statement amounts and the tax bases of assets and liabilities as measured by enacted tax rates expected to be in effect when these differences are expected to reverse. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our net operating loss carry forwards are the most significant component of our deferred income tax assets; however, the ultimate realization of our deferred income tax assets is dependent upon generation of future taxable income. We consider past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As of September 30, 2008 and 2007, we believe it is more likely than not that our net deferred tax asset will not be realized and accordingly we have recorded a valuation allowance against the deferred tax assets.

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

Integrated Management Information, Inc.

Notes to the Financial Statements

Note 6 - Notes Payable

Notes payable consist of the following:

	Sept 30, 2008	December 31, 2007

Platte Valley Line of Credit	$—	$70,000
Cattlefeeding.com Note	—	350,000
Lapaesotes Note Payable	300,000	300,000
	$300,000	$720,000
Less current portion of notes payable and other long-term debt	—	420,000
Notes payable and other long-term debt	$300,000	$300,000

Platte Valley Line of Credit

Concurrent with the closing of the asset sale on July 15, 2008 as previously discussed, $94,000 of the proceeds were used to settle our line of credit with Platte Valley Bank and release all security agreements. The line of credit was secured by the personal guarantees of our two founding shareholders and the accounts receivable of the company. Interest was payable monthly based on the prime rate with a floor and ceiling cap of 6.75% and 13.75%, respectively.

Cattlefeeding.com Note

In connection with the 2005 acquisition of the assets of Cattlefeeding.com, we issued a note payable to Cattlefeeding.com, Inc. in the amount of $350,000. Under the Note, interest in the amount of 5% of outstanding principal was payable on a monthly basis, with all outstanding principal and interest payable on June 12, 2008. In June 2008, the maturity of the note was extended until July 15, 2008. Concurrent with the closing of the asset sale on July 15, 2008 as previously discussed, $350,000 of the proceeds were used to pay the Cattlefeeding.com note payable in full.

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

During the third quarter of 2008, we completed a private placement with a board member and a major shareholder for our common stock. We issued 916,000 shares of our common stock at $0.14 per share, netting total consideration of $125,000.

Integrated Management Information, Inc.

Notes to the Financial Statements

Note 8 - Commitments and Contingencies

Operating Leases

In June 2006, we entered into a building lease for our headquarters in Castle Rock, Colorado. The lease is for a period of five years and can be extended for an additional five years. In addition to the primary rent, the lease requires additional payments for operating costs and other common area maintenance costs.

As of September 30, 2008, the annual primary lease payments are as follows:

Years Ending December 31,	Amount
2008	$11,400
2009	46,171
2010	47,326
2011	48,509
2012	24,554
Thereafter	—
Total lease commitments	$177,960

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

In January 2006, we entered into an employment contract with Leann Saunders as our Vice President of Quality Control for an annual salary of $90,000 subject to annual performance review adjustments. The agreement automatically renews annually unless a 60-day notice of non-renewal is provided by either the Company or the employee. In September 2008, Mrs. Saunders was promoted to the position of President. There was no adjustment to Mrs. Saunders annual salary.

In February 2007, we entered into an employment contract with Rob Streight as our Chief Operating Officer for an annual salary of $150,000 subject to annual performance review adjustments. The agreement automatically renews annually unless a 60-day notice of non-renewal is provided by either the Company or the employee. In September 2008, Mr. Streight began working on an as-needed basis and his salary is being adjusted accordingly.

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

Integrated Management Information, Inc. (IMI Global) is the exclusive worldwide marketing partner for the Born & Raised in the USA® labeling program, which includes unique and distinctive labeling for beef, pork, poultry, lamb, fish and game.  As such, IMI Global is marketing the label and providing USDA compliance to retailers who must display on meat packaging a label identifying the country of origin (COOL) for meat products beginning in the fall of 2008.

IMI Global supports Born & Raised in the USA® in its decision to defend its trademarked labeling, believing that the trademarks were legally issued and are fully enforceable.  IMI Global continues to market the label and verification program and has expressed its desire to work closely with Tyson Foods on this program.

Note 9 - Liquidity

Historically, our growth has been funded through a combination of convertible debt from private investors and private placement offerings. We continually evaluate all funding options including additional offerings of our securities to private, public and institutional investors and other credit facilities as they become available.

The primary driver of our operating cash flow is our third-party verification solutions, specifically the gross margin generated from services provided. Therefore we focus on the elements of those operations including revenue growth and long term projects that ensure a steady stream of operating profits to enable us to meet our cash obligations. On a weekly basis we review the performance of each of our revenue streams focusing on third party verification solutions compared with prior periods and our operating plan. Based on the continued sales growth and overall improvement in our performance, we believe that we will achieve profitability for the year ended December 31, 2008. The culmination of all our efforts toward profitability has brought opportunities to us including: increased investor confidence and renewed interest in our company, third-party interest in our expertise to develop and enhance websites, as well as the potential to develop business relationships with long term strategic partners. In keeping with our core business, we will continue to review our business model with a focus on profitability, long term capital solutions and the potential impact of acquisitions or divestitures, if such an opportunity arises.

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

IMI Global stands at the forefront of a rapidly evolving movement to track livestock and verify sources of beef and other livestock products. In the aftermath of the discovery of the first case of mad cow disease in the United States in December, 2003, many of the largest U.S. beef and other livestock export markets were closed resulting in significant losses to the industry. In response to the crisis, several initiatives were enacted to facilitate the reopening of key export markets. Most notably, U.S. suppliers seeking to sell beef and other livestock products to other countries must participate in a pre-approved Quality System Assessment Program so as to have an approved means of verifying specific product requirements. In response, we were the first to develop a USDA Quality System Assessment document management system for auditing the tracking systems used by beef and other livestock producers to verify source and age. We introduced our USVerified Source and Age Verification system in 2005, and over the years we have continued to enhance and further develop programs to address other verification needs including, but not limited to, non-hormone treated cattle (NHTC) and humane handling marketing claims. More recently, we worked with compliance programs, and marketing approaches in advance of completion of the country of origin labeling (COOL) legislation’s final rule, requiring meat retailers to display the country of origin on their meat and produce labels.

Asset Sale and Discontinued Operations

On July 15, 2008, we completed the sale (the “asset sale”) of three wholly-owned online businesses – CattleNetwork, CattleStore and AgNetwork – to Vance Publishing Corp. (“Vance”), a privately held provider of print and electronic media with a strong presence in the agricultural industry.  The transaction included $800,000 in cash and an undeterminable value of advertising placements in Vance’s industry leading publications, including Drover’s, Pork, Bovine Veterinarian and Dairy Herd Management, over a three year period. Vance has also contracted with us to provide network maintenance and support for the websites as part of a separate support agreement. In addition, Vance has agreed to open negotiations on another IMI Global product, AgTraderIndex (www.AgTraderIndex.com).

The wholly-owned online businesses were considered significant revenue streams; however, they historically have not contributed materially to gross profit. The assets sold in the transaction primarily represented all of the goodwill and intangible assets recorded on the balance sheet. We sold the assets at a substantial premium to the original purchase in 2005 and accordingly have recorded a gain on sale of approximately $367,000 during the third quarter of 2008. The advertising rights will be accounted for as a gain contingency as it involves uncertainties as to the possible gain that will be ultimately realized. The advertising rights are not assignable or resalable, therefore the fair market value is not determinable until such time as advertising actually occurs.

Our Statements of Operations present income (loss) from continuing operations and loss from discontinued operations. All discussions are based on income from continuing operations and therefore exclude all income statement items of the current and prior year’s discontinued operations.

2008 Performance Highlights

Revenues

Our revenues for the third quarter 2008 increased approximately 37% to $597,262 compared to revenue of $437,691 during third quarter 2007. We experienced significant growth in program development and web based development services in connection with our third party verification programs.

Net Income	For the third quarter 2008 we had net income of $160,990. This represents our second consecutive quarter of net income in our history.

Debt Repayment

In connection with the closing of the asset sale, $350,000 of the proceeds was used to pay the Cattlefeeding.com note payable in full. Additionally, we repaid amounts outstanding under our line of credit.

Liquidity and Capital Resources

At September 30, 2008, we had cash and cash equivalents of $102,228 compared to $170,882 of cash and cash equivalents at December 31, 2007. Our working capital at September 30, 2008 was $397,891 compared to a deficit of $298,386 at December 31, 2007.

Net cash used by operating activities during the year to date period ended September 30, 2008 was $515,243 compared to $594,819 during the same period in 2007. Cash used by operating activities (continuing and discontinued operations) is driven by our net loss and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets and stock based compensation expense. The improvement was primarily driven by better operating performance yields over a greater volume of sales at consistent overhead levels offset by increased expenses associated with the sale of the online businesses. Additionally, the timing of cash receipts and cash disbursements affects our operating assets and cash balances.

Net cash provided by investing activities of $755,279 is primarily attributable to the sale of the online businesses during the third quarter ended September 30, 2008. Our capital expenditures were $45,521 and $25,894 for the year to date periods ended September 30, 2008 and 2007, respectively. Our capital expenditures are primarily related to purchases and internal development of information technology assets to support our product and service offerings. As we anticipate continued growth, we expect to continue investing additional capital in our information technology assets.

Net cash used by financing activities of $308,690 during the year to date period ended September 30, 2008 was primarily related to the repayment of the CattleNetwork Note Payable. Cash provided by financing activities of $613,378 during 2007 was due to the completion of a private placement offering of our common stock and issuance of new unsecured debt.

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

The primary driver of our operating cash flow is our third-party verification solutions, specifically the gross margin generated from services provided. Therefore we focus on the elements of those operations including revenue growth and long term projects that ensure a steady stream of operating profits to enable us to meet our cash obligations. On a weekly basis we review the performance of each of our revenue streams focusing on third party verification solutions compared with prior periods and our operating plan. Based on the continued sales growth and overall improvement in our performance, we believe that we will achieve profitability for the year ended December 31, 2008. The culmination of all our efforts toward profitability has brought opportunities to us including: increased investor confidence and renewed interest in our company, third-party interest in our expertise to develop and enhance websites, as well as the potential to develop business relationships with long term strategic partners. In keeping with our core business, we will continue to review our business model with a focus on profitability, long term capital solutions and the potential impact of acquisitions or divestitures, if such an opportunity arises.

Off Balance Sheet Arrangements

As of September 30, 2008, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Third Quarter and Year to Date Periods ended September 30, 2008 compared to Same Periods in 2007

Our Statements of Operations present income (loss) from continuing operations and loss from discontinued operations. All discussions are based on income from continuing operations and therefore exclude all income statement items of the current and prior year’s discontinued operations.

Revenues

Revenues are derived from sales of our USVerified identification and verification solutions, consulting services, web-based development and hardware sales. Revenues for the third quarter and year to date period ended September 30, 2008 were $597,262 and $1,768,308, an improvement of 37% and 56% over the same periods in 2007, respectively. The improvement in sales was primarily due to significant growth in program development and web based development services in connection with our third party verification programs.

During the third quarter ended September 30, 2008, our third party verification revenue, which includes sales of our USVerified solutions and related consulting, program development and web-based development services, increased 40% to $441,564 in second quarter 2008 from $316,628 in the same quarter 2007. For the year to date period ended September 30, 2008, sales increased 57% to $1,462,235 compared to $932,709 in the same 2007 period.

We believe that customer demand for third party verification services will continue to increase with the reopening of key export markets, increasing demand for verification of NHTC and humane handling marketing claims. We also believe the demand for verification will continue to grow and present other opportunities for our business in light of the many recent product recalls in fresh produce and with the advent of the new legislation concerning country of origin labeling (COOL). Effective September 30, 2008, all muscle cuts and ground beef (including veal), lamb, chicken, goat and pork produced and packaged after September 30, 2008, must be labeled at retail to include a country of origin label (COOL). The rule also covers perishable agricultural commodities (fresh and frozen fruits and vegetables), macadamia nuts, pecans, ginseng and peanuts. We are the exclusive worldwide marketing partner for Born & Raised in the USA® — a labeling program that we believe is ideally suited to help producers, packers and retailers comply with the new labeling requirements.

Revenues derived from sales of hardware, primarily sales of cattle identification ear tags, increased 36% to $148,198 in the third quarter 2008 compared to $108,823 in the third quarter 2007. For the year to date period ended September 30, 2008, sales increased 35% to $253,323 compared to $188,193 in the same 2007 period.

Our e-learning solutions represent a new revenue stream for us in 2008 and generated $52,750 for the year to date period ended September 30, 2008.

Cost of Sales and Gross Margin

Cost of sales for the third quarter 2008 were $352,152 compared to $145,472 during the third quarter 2007 and $779,754 for the 2008 year to date period compared to $311,260 in the 2007 period. Gross margin for the third quarter 2008 declined by approximately 26 basis points to 41% of revenues compared to 67% for the third quarter 2007 and approximately 17 basis points to 56% of revenues for the 2008 year to date period compared to 73% for the same 2007 period. The change was partially due to the addition of dedicated personnel providing program development and web based development services in connection with our third party verification programs coupled with shifts in the sales mix of our lower margin hardware sales. Due to our focus on margins, our commitment to long term growth and the scalability of the programs we develop, we anticipate that our margins will continue to be impacted for the next few quarters.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter 2008 were $391,312, a decrease of $80,470, or 17% over the third quarter 2007 amount of $471,782. The decrease was primarily due to a $27,741 reduction in spending for contracted services and other professional service fees, $29,811 decrease in travel expenses and an overall decrease in expenses due to management’s efforts to aggressively control costs.

For the year to date period ended September 30, 2008, expenses were $1,121,697, a decrease of $358,628, or 24% compared to $1,480,325 for the same period in 2007. The decrease was primarily due to a $31,233 reduction in stock based compensation expense, $144,513 reduction in spending for contracted services and other professional service fees, $77,532 decrease travel expenses and an overall decrease in expenses due to management’s efforts to aggressively control costs.

Gain on Sale of Online Businesses

On July 15, 2008, we completed the sale of three wholly-owned online businesses – CattleNetwork, CattleStore and AgNetwork – to Vance Publishing Corp. (“Vance”), a privately held provider of print and electronic media with a strong presence in the agricultural industry. The assets sold in the transaction primarily represented all of the goodwill and intangible assets recorded on the balance sheet. We sold the assets at a substantial premium to the original purchase in 2005 and accordingly have recorded a gain on sale of approximately $367,000 during the third quarter of 2008.

Other Expense (Income)

Interest expense for the third quarter 2008 increased to $7,603 compared to $4,712 for the third quarter 2007 and $25,075 for the year to date period ended September 30, 2008 compared to $10,825 for the same period in 2007. The increase during 2008 was primarily attributable to more interest expense incurred on a greater borrowing base at higher interest rates during part of 2008 as compared to 2007.

In connection with the closing of the asset sale previously described, we recorded a gain on sale of approximately $367,000 during the third quarter of 2008.

Income (Loss) from Continuing Operations

As a result of the foregoing, income from continuing operations for the third quarter 2008 was $214,061 or $0.01 per basic and diluted common share, compared to loss from continuing operations of $180,940 or $0.01 loss per basic and diluted common share for the third quarter 2007. Income from continuing operations for the year to date period ended September 30, 2008 was $143,175 or $0.01 per basic and diluted common share, compared to loss from continuing operations of $688,162 or $0.03 loss per basic and diluted common share for the same period in 2007.

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

As previously described, the assets sold in connection with the sale of three wholly-owned online businesses – CattleNetwork, CattleStore and AgNetwork – primarily represented all of the goodwill and intangible assets recorded on the balance sheet. We sold the assets at a substantial premium to the original purchase in 2005 and accordingly have recorded a gain on sale of approximately $367,000 during the third quarter of 2008.

Stock-Based Compensation Expense

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on the implied volatility of publicly traded options on our common stock, with a term of one year or greater. We believe that implied volatility calculated based on actively traded options on our common stock is a better indicator of expected volatility and future stock price trends than historical volatility. Therefore, expected volatility for the year to date period ended September 30, 2008 and for the year ended December 31, 2007 was based on a market-based implied volatility. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

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

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2008, we completed a private placement of our common stock and issued 916,000 shares of our common stock at an average price of $0.14 per share, netting total consideration of $125,000. The proceeds from the sale of the shares will be used for general working capital purposes.

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

Date: November 14, 2008	Integrated Management Information, Inc.

	By:	/s/ John K. Saunders

Chief Executive Officer

By:	/s/ Dannette D. Boyd

Chief Financial Officer