Form 10-K
period 2008-12-31
Integrated Management Information, Inc.
filed 2009-03-31
CIK 1360565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                    For the Fiscal Year Ended December 31, 2008

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

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.                   Yes ☒                                                           No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐                                       No ☒

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of March 20, 2009 was 20,871,806. The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on March 20, 2009, based on the last sales price on the OTC Bulletin Board as of such date, was approximately $1,787,053.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

ITEM 1.                             BUSINESS

GENERAL

Integrated Management Information, Inc. (“IMI Global,” “IMI,” the “Company,” “our,” “we,” or “us,”) is a leading provider of verification and communication solutions for the agriculture, livestock and food industry.

We provide our owned and operated online properties and services which specialize in identification and traceability, process, production practice and supply verification, document control for USDA verification programs and third party auditing services. We apply information technology to the agriculture, livestock and food industry by addressing the growing importance of marketing claims such as: source of origin information, genetic background, animal treatment, animal health history, animal age, animal movements, nutrition, carbon credits and other credence attributes. Our solutions provide assurance regarding those claims made that can not be confirmed by visual inspection once the product reaches the meat case and is marketed to the consumer. We have developed a range of proprietary web based applications, consulting methodologies, auditing processes, and other services to allow the livestock and food industry to record, manage, report, and audit this information. Our solutions help our customers establish their own systems, meet government regulations, create their own premium brand identity, gain cost efficiencies and command a higher price for their product.

We stand at the forefront of a rapidly evolving movement to track livestock and verify sources of meat and other livestock products. In the aftermath of the discovery of the first case of mad cow disease in the United States in December, 2003, many of the largest U.S. beef and other livestock export markets were closed resulting in significant losses to the industry. In response to the crisis, several initiatives were enacted to facilitate the reopening of key export markets. Most notably, U.S. suppliers seeking to sell beef and other livestock products to other countries must participate in a pre-approved Quality System Assessment Program so as to have an approved means of verifying specific product requirements. In response, we were the first to develop a USDA Quality System Assessment document management system for auditing the tracking systems used by beef and other livestock producers to verify source and age. We introduced our USVerified Source and Age Verification system in 2005, and over the years we have continued to enhance and further develop programs to address other verification needs including, but not limited to, non-hormone treated cattle (NHTC) and humane handling marketing claims. More recently, we worked with compliance programs, and marketing approaches in advance of completion of the country of origin labeling (COOL) legislation’s final rule, requiring meat retailers to display the country of origin on their meat and produce labels. In March 2009, we introduced our VerifiedGreen™ Verification program. This program caters to producers and consumers who are committed to reducing their carbon footprint. Such a program is expected to appeal to forward-thinking producers and retailers who are both environmentally conscious and looking for a marketing edge as well as to consumers who want to support producers practicing good environmental stewardship.

INDUSTRY BACKGROUND

As the livestock and food industry has matured and expanded internationally, there has been an increasing need to record, manage, report and audit information regarding the source, age, genetic background,  animal treatment, nutrition, and other credence attributes of livestock for the benefit of producers, processors, distributors, retailers, consumers, and regulators.

Demand for livestock identification, traceability and verification solutions further accelerated in recent years due to industry and consumer concerns regarding bovine spongiform encephalopathy (mad cow disease), governmental and industry regulations regarding recordkeeping for livestock, and technology, and technology advances, including radio frequency ID tags for livestock and web-based systems facilitating real-time data entry, reporting, and auditing. The demand for verification continues to grow and present other opportunities for our business in light of the many recent product recalls in fresh produce and with the advent of the new legislation concerning country of origin labeling (COOL). Effective September 30, 2008, all muscle cuts and ground beef (including veal), lamb, chicken, goat and pork produced and packaged after September 30, 2008, must be labeled at retail to include a country of origin label (COOL). The rule also covers perishable agricultural commodities (fresh and frozen fruits and vegetables), macadamia nuts, pecans, ginseng and peanuts.

Many of the world’s largest beef and other livestock exporting countries, including Brazil, Argentina, and Australia, have established mandatory traceability and verification standards. Other countries have issued voluntary animal identification and traceability standards. Overall, the United States lags with regards to meeting this market demand, as the United States government has not to date established mandatory traceability standards.

Initiatives under the United States Department of Agriculture

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

Both of the USDA’s QSA and PVP programs are applicable to a company’s entire program or certain portions of its programs where specified producer or product requirements are supported by a document quality management system and the documented delivery processes are verified through an independent, third party audit. To operate an approved program, suppliers must submit a documented quality management system to the Audit Review and Compliance Branch of the USDA Livestock and Seed Program and successfully pass a document review and an on-site audit.

Within the United States, these USDA programs are voluntary and are primarily useful in providing the industry with a process for demonstrating source, age, and quality attributes as the product moves through the supply chain. In addition, compliance with the programs allows producers to verify claims such as “age verified,” “non-hormone treated,” or “guaranteed tender.”

The USDA also promotes participation in NAIS (National Animal Identification System). The purpose of the NAIS is to protect the health of U.S. livestock and poultry and the economic well-being of those industries by quickly and effectively tracing an animal disease to its source. While the federal program is voluntary, money received by some states, tribes, and non-profit entities from the USDA through cooperative agreements has been used to make parts or all of the program mandatory. Some countries have restricted the importation of some animal products because of the potential for disease. Effectively implemented, NAIS could potentially allow trace back of a disease to its origin within 48 hours, limiting the impact of a potential outbreak. This could have monetary benefits for farmers, who would lose less livestock in the case of disease.

Export Markets/Programs

To market beef and other livestock products outside of the United States, suppliers must comply with the QSA and PVP policies and procedures and address the specified product requirements addressed in the USDA Export Verification (“EV”) Instructions specific to each country. Regardless of final export destination or specific Export Verification program requirements, US suppliers seeking to sell beef and other livestock products must participate in a pre-approved QSA or PVP program so as to have an approved means of verifying source, age, and other specific product requirements. Therefore, though the program is voluntary, it is mandatory to gain access to many export markets.

Japan, Mexico, South Korea, and Europe are the world’s largest export markets. To market beef and other livestock products in these markets, beef for example, is required to be sourced from cattle that are of a certain maximum age at the time of slaughter. The USDA’s QSA program is the standard mechanism for verifying source and age for these export markets and, therefore, is a mandatory requirement for producers, packers, and distributors to export to these key markets.

Business Opportunies

Export markets represent a significant opportunity for the US livestock and food industry. Therefore, international market access and growth is critical. Future growth opportunities for US protein lie in consumption growth internationally, as only 2% of the world’s population resides in the US. The following presents a sequence of events over the past 5 years that significantly impacted the US livestock and food industry:

•                 Prior to the discovery of the first case of mad cow disease (BSE) in the US in December 2003, the USDA estimated that the industry exported approximately 2.5 billion pounds to Japan, Mexico, South Korea, and Canada.

•                 The governments of these and other countries responded to the discovery by forbidding import of beef and other livestock products from the US, and exports fell to approximately $0.4B during 2004.

•                 During 2004 and 2005, mostly because of implementation of the USDA QSA initiatives, export partners’ confidence in US beef and other livestock supply increased, and many export markets reopened, including Mexico, Canada, Hong Kong, Singapore, and Taiwan.

•                 In December 2005, Japan lifted its ban on imported US beef and other livestock products.

•                 In January 2006, Japan reinstated its ban after an inspection revealed a case of non-compliance with the Japanese import regulations.

•                 Beginning in mid-2006, the U.S. government reached an agreement with Japan that allowed restricted access to the Japanese market. Consumption of beef has never fully recovered from the negative consumer reaction.

•                 The Korean market also reopened, but imposed restrictions which make compliance extremely difficult.

•                 The Chinese market remains closed.

•                 In May of 2007, the OIE (international animal health organization) recognized the U.S. as a controlled-risk country for BSE. The U.S. is now trying to get all of its trading partners to accept this status which implies removal of restrictions for trading.  It will likely take some time yet but this would allow for better and more consistent access to beef markets.

Beef exports for 2007 were projected at approximately 1.5 billion pounds, nearly 60 percent of the 2003 record export total. Assuming more progress in the Asian markets, U.S. beef exports were forecasted to increase another 15 percent in 2008. Mandatory compliance with the NAIS could make American animal products more saleable overseas. The opportunity to participate in export markets presents a strong indicator of potential demand for approved verification processes, which have become essential. However, during the time in which the export markets are closed, demand for solutions to comply with these regulatory requirements is constrained.

SERVICE AND PRODUCT OFFERINGS

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

We offer a range of products and services to track, record, manage, report, and audit key data regarding livestock. Our distinct product line is USVerified™.com, a USDA Process Verified Product Line which offers the following verification solutions: USDA Process Verified, QSA, NHTC and EV Program Development for companies. Our offerings address the needs of each industry segment, and our customers span the supply chain from birth through the various stages of feeding and raising the livestock, to packing and distribution. We have no principal suppliers because most of our revenue is service related. The few products that we purchase, principally livestock identification ear tags, are purchased primarily from Allflex. However, there are numerous other companies which manufacture and market such ear tags. Our USVerified products and services offerings are tailored to the needs of each level of the beef and other livestock supply chain in support of USDA programs.

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

Packers

We offer solutions to meat packers, processors and distributors to demonstrate that their products comply with USDA’s QSA requirements, Export Verification (“EV”) requirements as well as the USDA’s Process Verified Program (“PVP”), which is broader in scope than the QSA program. Suppliers with approved USDA Process Verified Programs are able to make marketing claims associated with their process verified points – such as age, source, feeding practices, or other raising and production claims. This service is provided and priced to meat packers on a packaged basis, which includes access to our Proprietary web based applications and processes, completion of a USDA program compliant manual, obtaining USDA approval, implementation services, and initial training. In addition, we offer a monthly service to maintain the USDA compliant manual and web host the data.

SALES

Our revenues are generated from sales of our USVerified identification and verification solutions, consulting services, web-based development and hardware sales. We sell our products and services directly to customers at various levels in the livestock supply chain. Our customers include some of the largest U.S. beef and pork packers, however no single customer generates more than 10% of our revenue.

Third Party Verification Services

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

•                  Verified Natural Beef™ (USDA Process Verified Product Line)

•                  PetSupplyVerified, building verification programs to verify marketing claims for the Pet Food Industry.

We also offer consulting, program development and web-based development services on a customized basis to meet special customer requirements. For the years-ended December 31, 2008 and 2007, our third party verification programs provided approximately 81% of our total revenue.

Hardware Sales

In support of our third party verification service offerings, we offer hardware products (primarily identification cattle ear tags) to our customers. While these hardware products have lower profit margins compared with our proprietary offerings, they allow us to offer our customers a comprehensive solution. Approximately 17% of our total revenue was provided by the sale of hardware during the years-ended December 31, 2008 and 2007.

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

COMPETITION

Of the 775,000 independent suppliers of cattle in the United States, we estimate that only approximately 40,000 use some form of verification program. We currently provide tracking information for approximately 5,000 of the most significant independent suppliers which we believe supply greater than 50% of the beef and other livestock products available for exports markets.

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

Our key competitors for our SupplyVerified Program are: AgInfolink, MicroBeef Technologies, and Sterling Solutions.

SEASONALITY

Our business is subject to seasonal fluctuations. Significant portions of our revenues are typically realized during the second and fourth quarters of the fiscal year when the calving season is at its peak. Because of the seasonality of the business and our industry, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

INTELLECTUAL PROPERTY

We create, own and maintain a variety of intellectual property assets that we believe are among our most valuable assets. Our intellectual property assets include patents and patent applications related to our innovations, products and services, trademarks related to our brands, products and services, and other property rights. We also have licensing arrangements when features from our programs are desirable to incorporate into either a new or an existing technology we offer. We seek to protect our intellectual property right assets through patent, copyright, trade secret, trademark and other laws of the United States and other countries, and through contractual provisions. Additional information regarding certain risks related to our intellectual property is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

EMPLOYEES

As of December 31, 2008 we had 19 employees all of which are full-time. Our future success is substantially dependent upon the performance of our key senior management personnel, as well as our ability to attract and retain highly qualified technical personnel. Additional information regarding certain risks related to our employees is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

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

We have had a history of operating losses and negative cash flows from operations. There is no assurance that we will continue to achieve profitability in the future, or that we will be able to raise additional capital or continue as a going concern.

We have a history of operating losses. It is uncertain if our future prospects will continue to result in profitable operations. If we experience losses, the value of an investment in our common stock could decline significantly.

If we are unable to grow the sales of our products and services in the next twelve months and if our business operations continue at their current levels, we may be unable to generate sufficient cash for our planned operations. We may need to raise additional capital and/or further reduce operating costs. We can give no assurances that additional capital will be available to us on favorable terms, or at all. Our inability to obtain additional capital, if and when needed, could have a material adverse effect upon our financial condition and our ability to continue as a going concern.

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

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on November 12, 2008. At the Annual Meeting, shareholders were asked to consider three proposals. Each proposal was passed by at least a majority of the shares entitled to vote at the meeting. The following represents the proposals and the results of the count:

Proposal		For	Against	Abstain

1.	To elect five directors of the Company to hold office until the next Annual Meeting of Shareholders or until their successors are duly elected and qualified: john Saunders, Dr. Gary Smith, Adam Larson, Robert VanSchoick II, and Peter C. Lapaseotes, Jr.	17,252,199	288,462	3,370,845

2.	To ratify the appointment of Randall Gruber & Company, CPA, PC as the independent auditors of the books and accounts of the Company for the year ending December 31, 2008	17,540,661	—	3,370,845

3.	To ratify the asset sale of three wholly owned online businesses – CattleNetwork, CattleStore and AgNetwork – to Vance Publishing Corp.	17,252,199	288,462	3,370,845

PART II

ITEM 5.          MARKET FOR COMMON EQUITY’ RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	2008		2007
	High	Low	High	Low
First quarter	$0.35	$0.10	$0.40	$0.20
Second quarter	$0.34	$0.16	$0.27	$0.15
Third quarter	$0.45	$0.14	$0.25	$0.14
Fourth quarter	$0.35	$0.06	$0.25	$0.07

Stockholders

As of March 20, 2009, we estimate that there were approximately 260 beneficial and actual owners of our Common Stock.

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

Issuer Purchases of Equity Securities

None

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forwarding-looking statements include without limitation statements regarding our expectations and beliefs about the market and industry, our goals, plans, and expectations regarding our operations and properties and results, our intentions and strategies regarding future operations, acquisitions and sales of properties, our intentions and strategies regarding the formation of strategic relationships, our beliefs regarding the future success of our operations, our expectations and beliefs regarding competition, competitors, the basis of competition and our ability to compete, our beliefs and expectations regarding our ability to hire and retain personnel, our beliefs regarding period to period results of operations, our expectations regarding revenues, our expectations regarding future growth and financial performance, our beliefs and expectations regarding the adequacy of our facilities, and our beliefs and expectations regarding our financial position, ability to finance operations and growth and the amount of financing necessary to support operations. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this annual report on Form 10-K.

As used in this annual report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “the Company,” “IMI” and “IMI Global” refer to Integrated Management Information, Inc., a Colorado corporation.

Business Overview

We are a leading provider of verification and communication solutions for the agriculture, livestock and food industry.

We provide our owned and operated online properties and services which specialize in identification and traceability, process, production practice and supply verification, document control for USDA verification programs and third party auditing services. We apply information technology to the agriculture, livestock and food industry by addressing the growing importance of marketing claims such as: source of origin information, genetic background, animal treatment, animal health history, animal age, animal movements, nutrition, carbon credits and other credence attributes. Our solutions provide assurance regarding those claims made that can not be confirmed by visual inspection once the product reaches the meat case and is marketed to the consumer. We have developed a range of proprietary web based applications, consulting methodologies, auditing processes, and other services to allow the livestock and food industry to record, manage, report, and audit this information. Our solutions help our customers establish their own systems, meet government regulations, create their own premium brand identity, gain cost efficiencies and command a higher price for their product.

We stand at the forefront of a rapidly evolving movement to track livestock and verify sources of beef and other livestock products. In the aftermath of the discovery of the first case of mad cow disease in the United States in December, 2003, many of the largest U.S. beef and other livestock export markets were closed resulting in significant losses to the industry. In response to the crisis, several initiatives were enacted to facilitate the reopening of key export markets. Most notably, U.S. suppliers seeking to sell beef and other livestock products to other countries must participate in a pre-approved Quality System Assessment Program so as to have an approved means of verifying specific product requirements. In response, we were the first to develop a USDA Quality System Assessment document management system for auditing the tracking systems used by beef and other livestock producers to verify source and age. We introduced our USVerified Source and Age Verification system in 2005, and over the years we have continued to enhance and further develop programs to address other verification needs including, but not limited to, non-hormone treated cattle (NHTC) and humane handling marketing claims. More recently, we worked with compliance programs, and marketing approaches in advance of completion of the country of origin labeling (COOL) legislation’s final rule, requiring meat retailers to display the country of origin on their meat and produce labels. In March 2009, we introduced our VerifiedGreen™ Verification program. This program caters to producers and consumers who are committed to reducing their carbon footprint. Such a program is expected to appeal to forward-thinking producers and retailers who are both environmentally conscious and looking for a marketing edge as well as to consumers who want to support producers practicing good environmental stewardship.

Performance Highlights

Revenues

Our revenues for the year ended December 31, 2008 increased approximately 46% year over year to $2.4 million compared to $1.6 million. We experienced significant growth in program development and web based development services in connection with our third party verification programs.

Net Income	For the year ended December 31, 2008 we had net income of $149,658 compared to net loss of $759,560 for 2007. This represents our first year to achieve net income.

Debt Repayment

In connection with the closing of the asset sale, $350,000 of the proceeds was used to pay the Cattlefeeding.com note payable in full. Additionally, we repaid amounts outstanding under our line of credit.

Liquidity and Capital Resources

At December 31, 2008, we had cash and cash equivalents of $154,044 compared to $170,882 of cash and cash equivalents at December 31, 2007. Our working capital at December 31, 2008 was $387,901 compared to a deficit of $298,386 at December 31, 2007.

Net cash used by operating activities during 2008 was $438,537 compared to $638,646 during the same period in 2007. Cash used by operating activities (continuing and discontinued operations) is driven by our net loss and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets and stock based compensation expense. The improvement was primarily driven by better operating performance yields over a greater volume of sales at consistent overhead levels offset by increased expenses associated with the sale of the online businesses. Additionally, the timing of cash receipts and cash disbursements affects our operating assets and cash balances.

Net cash provided by investing activities of $729,849 is primarily attributable to the sale of the online businesses during the third quarter ended September 30, 2008. Our capital expenditures were $70,951 and $34,389 for the years ended December 31, 2008 and 2007, respectively. Our capital expenditures are primarily related to purchases and internal development of information technology assets to support our product and service offerings. As we anticipate continued growth, we expect to continue investing additional capital in our information technology assets.

Net cash used by financing activities of $308,150 during 2008 was primarily related to the repayment of the CattleNetwork Note Payable. Cash provided by financing activities of $613,378 during 2007 was due to the completion of a private placement offering of our common stock and issuance of new unsecured debt.

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

The primary driver of our operating cash flow is our third-party verification solutions, specifically the gross margin generated from services provided. Therefore we focus on the elements of those operations including revenue growth and long term projects that ensure a steady stream of operating profits to enable us to meet our cash obligations. On a weekly basis we review the performance of each of our revenue streams focusing on third party verification solutions compared with prior periods and our operating plan. Based on the continued sales growth and overall improvement in our performance, we believe that we will continue to move closer towards profitability for the year ended December 31, 2009. The culmination of all our efforts toward profitability has brought opportunities to us including: increased investor confidence and renewed interest in our company, third-party interest in our expertise to develop and enhance websites, as well as the potential to develop business relationships with long term strategic partners. In keeping with our core business, we will continue to review our business model with a focus on profitability, long term capital solutions and the potential impact of acquisitions or divestitures, if such an opportunity arises.

Off Balance Sheet Arrangements

As of December 31, 2008, we had no off-balance sheet arrangements of any type.

Asset Sale and Discontinued Operations

On July 15, 2008, we completed the sale (the “asset sale”) of three wholly-owned online businesses – CattleNetwork, CattleStore and AgNetwork – to Vance Publishing Corp. (“Vance”), a privately held provider of print and electronic media with a strong presence in the agricultural industry.  The transaction included $800,000 in cash and long term advertising rights for placements in Vance’s industry leading publications, including Drover’s, Pork, Bovine Veterinarian and Dairy Herd Management, over a three year period. Vance has also contracted with us to provide network maintenance and support for the websites as part of a separate support agreement. In addition, Vance has agreed to open negotiations on another IMI Global product, AgTraderIndex (www.AgTraderIndex.com).

The wholly-owned online businesses were considered significant revenue streams; however, they historically have not contributed materially to gross profit. The assets sold in the transaction primarily represented all of the goodwill and intangible assets recorded on the balance sheet. The long term advertising rights will be accounted for as a gain contingency as it involves uncertainties as to the possible gain that will be ultimately realized. The advertising rights are not assignable or resalable, therefore the fair market value is not determinable until such time as advertising actually occurs.

RESULTS OF OPERATIONS

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Our Statements of Operations present income (loss) from continuing operations and loss from discontinued operations. All discussions are based on income from continuing operations and therefore exclude all income statement items of the current and prior year’s discontinued operations.

	Years ended December 31,		2008	2008 - 2007
Selected Financial Data	2008	2007	Improvement	% Change

Revenues	$2,402,830	$1,649,078	$753,752	45.7%
Third party verification	1,934,950	1,341,113	593,837	44.3%
Hardware	400,130	278,370	121,760	43.7%
Other	67,750	29,595	38,155	*
Costs of revenues	1,073,328	429,703	(643,625)	*
Gross profit	1,329,502	1,219,375	110,127	9.0%
Gross margin	55.3%	73.9%	—	*
Selling, general and administrative expenses	1,440,541	1,928,522	487,981	25.3%
Gain on sale of online businesses	357,802	—	357,802	*
Interest expense	33,098	18,944	(14,154)	-74.7%
Income (loss) from continuing operations	217,391	(720,770)	938,161	*
Net income (loss)	149,658	(759,560)	909,218	*

* calculation not meaningful for discussion purposes

Revenues

Revenues are derived from sales of our USVerified identification and verification solutions, consulting services, web-based development and hardware sales. Revenues for year ended December 31, 2008 were $2,402,830 and $1,649,078, an improvement of 46%. The improvement in sales was primarily due to significant growth in program development and web based development services in connection with our third party verification programs.

During 2008, our third party verification revenue, which includes sales of our USVerified solutions and related consulting, program development and web-based development services, increased 44% to $1,934,950 from $1,341,113 in 2007.

We believe that customer demand for third party verification services will continue to increase with the reopening of key export markets, increasing demand for verification of NHTC and humane handling marketing claims. We also believe the demand for verification will continue to grow and present other opportunities for our business in light of the many recent product recalls in fresh produce and with the advent of legislation concerning country of origin labeling (COOL). We are the exclusive worldwide marketing partner for Born & Raised in the USA® — a labeling program that we believe is ideally suited to help producers, packers and retailers comply with the new labeling requirements.

Revenues derived from sales of hardware, primarily sales of cattle identification ear tags, increased 44% to $400,130 in 2008 compared to $278,370 in 2007.

Cost of Sales and Gross Margin

Cost of sales for 2008 was $1,073,328 compared to $429,703 during 2007. Gross margin for 2008 declined by approximately 19 basis points to 55% of revenues in 2008 compared to 74% in 2007. The change was partially due to the addition of dedicated personnel providing program development and web based development services in connection with our third party verification programs coupled with shifts in the sales mix of our lower margin hardware sales. Due to our focus on margins, our commitment to long term growth and the scalability of the programs we develop, we anticipate that our margins will continue to be impacted during the next year.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for 2008 were $1,440,541, a decrease of $487,981, or 25% over the 2007 amount of $1,928,522. The decrease was primarily due to a $36,113 reduction in stock based compensation expense, $174,334 reduction in spending for contracted services and other professional service fees, $83,942 decrease in travel expenses and an overall decrease in various other expenses due to management’s efforts to aggressively control costs.

Gain on Sale of Online Businesses

On July 15, 2008, we completed the sale of three wholly-owned online businesses – CattleNetwork, CattleStore and AgNetwork – to Vance Publishing Corp. (“Vance”), a privately held provider of print and electronic media with a strong presence in the agricultural industry. The assets sold in the transaction primarily represented all of the goodwill and intangible assets recorded on the balance sheet. We sold the assets at a substantial premium to the original purchase in 2005 and accordingly have recorded a gain on sale of approximately $358,000 for 2008.

Other Income (Expense)

Interest expense for 2008 increased to $33,098 compared to $18,944 for 2007. The increase during 2008 was primarily attributable to more interest expense incurred on a greater borrowing base at higher interest rates during part of 2008 as compared to 2007.

Income (Loss) from Continuing Operations and per Share information

As a result of the foregoing, income from continuing operations for the year ended December 31, 2008 was $217,391 or $0.01 per basic and diluted common share, compared to loss from continuing operations of $759,560 or $0.04 loss per basic and diluted common share for the year ended December 31, 2007.

Net Income (loss)

Net income for the year ended December 31, 2008 was $149,658 which includes loss from discontinued operations of $67,733, compared to net loss of $759,560 which includes loss from discontinued operations of $38,790 for the year ended December 31, 2007.

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

Goodwill and Other Intangible Assets

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, and determining appropriate discount rates, growth rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit which could trigger impairment. Based on our 2008 and 2007 impairment test, there would have to be a significant unfavorable change to our assumptions used in such calculations for an impairment to exist.

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

Stock-Based Compensation Expense

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on the implied volatility of publicly traded options on our common stock, with a term of one year or greater. We believe that implied volatility calculated based on actively traded options on our common stock is a better indicator of expected volatility and future stock price trends than historical volatility. Therefore, expected volatility for the year ended December 31, 2008 was based on a market-based implied volatility. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

Recent Accounting Pronouncements

Refer to Footnote 13 to the financial statements included in Item 8 of this Form 10-K.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Integrated Management Information, Inc.:

We have audited the accompanying balance sheets of Integrated Management Information, Inc. as of December 31, 2008 and 2007 and the related statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Management Information, Inc. as of December 31, 2008 and 2007 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Gruber & Company, LLC

Lake Saint Louis, Missouri

March 30, 2009

Integrated Management Information, Inc.

Balance Sheets

	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$154,044	$170,882
Accounts receivable, net of allowance of $5,400 and $3,200 (Note 2)	458,715	193,737
Inventories	14,350	18,759
Prepaid expenses and other current assets	33,073	43,495
Total current assets	660,182	426,873
Property and equipment, net	78,275	54,134
Goodwill	—	418,208
Intangible assets, net	1,093	28,395
Total assets	$739,550	$927,610

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$218,843	$259,104
Accrued expenses and other current liabilities	53,438	40,406
Deferred revenues	—	5,750
Short-term debt and current portion of notes payable (Note 4)	—	420,000
Total current liabilities	272,281	725,260
Notes payable and other long-term debt (Note 4)	300,000	300,000
Commitments and contingencies (Note 11)
Stockholders equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 20,929,006 and 28,245,506 shares issued, respectively; and 20,871,806 and 19,995,506 shares outstanding, respectively	20,929	28,245
Additional paid-in-capital	3,359,380	4,705,679
Treasury stock of 57,200 and 8,250,000 shares, respectively	(16,124)	(1,485,000)
Accumulated deficit	(3,196,916)	(3,346,574)
Total stockholders’ equity	167,269	(97,650)
Total liabilities and stockholders’ deficit	$739,550	$927,610

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Operations

	Years ended December 31,
	2008	2007

Revenues	$2,402,830	$1,649,078
Costs of revenues	1,073,328	429,703
Gross profit	1,329,502	1,219,375
Selling, general and administrative expenses	1,440,541	1,928,522
Gain on sale of online businesses	(357,802)	—
Income (loss) from operations	246,763	(709,147)
Other expense (income):
Interest expense	33,098	18,944
Other income, net	(3,726)	(7,321)
Income (loss) before income taxes	217,391	(720,770)
Income taxes	—	—
Income (loss) from continuing operations	$217,391	$(720,770)
Loss from discontinued operations	(67,733)	(38,790)
Net income (loss)	$149,658	$(759,560)

Income (loss) per share from continuing operations:
Basic	$0.01	$(0.04)
Diluted	$0.01	$(0.04)

Loss per share from discontinued operations:
Basic	$—	$—
Diluted	$—	$—

Weighted average shares outstanding:
Basic	20,624,153	19,512,401
Diluted	20,680,922	19,512,401

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Cash Flows

	Year ended December 31,
	2008	2007
Operating activities:
Net income (loss)	$149,658	$(759,560)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amorization	39,615	30,110
Stock based compensation expense	3,410	41,330
Provision for doubtful accounts	4,146	14,227
Amortization under advertising rights	5,000	—
Loss on disposal of equipment	4,708	—
Gain on sale of online businesses	(357,802)	—
Changes in assets and liabilities:
Accounts receivable	(269,124)	(29,805)
Inventories	4,409	(4,574)
Prepaid expenses and other current assets	10,422	(10,061)
Accounts payable	(40,261)	52,638
Accrued expenses and other current liabilities	13,032	32,119
Deferred revenue	(5,750)	(5,070)
Net cash used in operating activites	(438,537)	(638,646)

Investing activities:
Acquisition of property and equipment	(70,951)	(34,389)
Proceeds from sale of online businesses	800,000	—
Proceeds from sale of equpment	800	—
Net cash provided by (used in) investing activities	729,849	(34,389)

Financing activities:
Proceeds from line of credit	38,000	—
Repayments on line of credit	(108,000)	(86,622)
Proceeds from Lapaesotes Note Payable	—	300,000
Repayment of CattleNetwork Note Payable	(350,000)	—
Proceeds from issuance of common stock	125,000	350,000
Proceeds from exercise of stock options	2,974	—
Stock repurchase under Buyback Program	(16,124)	—
Change in restricted cash balances	—	50,000
Net cash provided by (used in) financing activities	(308,150)	613,378
Net change in cash and cash equivalents	(16,838)	(59,657)
Cash and cash equivalents at beginning of year	170,882	230,539
Cash and cash equivalents at end of year	$154,044	$170,882

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Stockholders’ Equity

			Additional
	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2006	27,023,283	27,024	4,315,571	(2,587,014)	(1,485,000)	270,581
						—
Issuance of common stock in connection with a private placement in February 2007	555,556	555	249,445	—	—	— 250,000
Issuance of common stock in connection with a private placement in August 2007	666,667	667	99,333	—	—	100,000
Stock-based compensation expense	—	—	41,330	—	—	41,330
Net loss	—	—	—	(759,560)	—	(759,560)
Balance at December 31, 2007	28,245,506	$28,246	$4,705,679	$(3,346,574)	$(1,485,000)	$(97,649)

Stock repurchase of 57,200 shares on the open market	—	—	—	—	(16,124)	— (16,124)
Stock-based compensation expense	—	—	3,410	—	—	3,410
Issuance of common stock in connection with a private placement in July 2008	916,000	916	124,084	—	—	— 125,000
Exercise of stock options	17,500	17	2,957	—	—	2,974
Retirement of treasury stock	(8,250,000)	(8,250)	(1,476,750)	—	1,485,000	—
Net income	—	—	—	149,658	—	149,658
Balance at December 31, 2008	20,929,006	$20,929	$3,359,380	$(3,196,916)	$(16,124)	$167,269

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

IMI Global stands at the forefront of a rapidly evolving movement to track livestock and verify sources of beef and other livestock products. In the aftermath of the discovery of the first case of mad cow disease in the United States in December, 2003, many of the largest U.S. beef and other livestock export markets were closed resulting in significant losses to the industry. In response to the crisis, several initiatives were enacted to facilitate the reopening of key export markets. Most notably, U.S. suppliers seeking to sell beef and other livestock products to other countries must participate in a pre-approved Quality System Assessment Program so as to have an approved means of verifying specific product requirements. In response, we were the first to develop a USDA Quality System Assessment document management system for auditing the tracking systems used by beef and other livestock producers to verify source and age. We introduced our USVerified Source and Age Verification system in 2005, and over the years we have continued to enhance and further develop programs to address other verification needs including, but not limited to, non-hormone treated cattle (NHTC) and humane handling marketing claims. More recently, we worked with compliance programs, and marketing approaches in advance of completion of the country of origin labeling (COOL) legislation’s final rule, requiring meat retailers to display the country of origin on their meat and produce labels. In March 2009, we introduced our VerifiedGreen™ Verification program. This program caters to producers and consumers who are committed to reducing their carbon footprint. Such a program is expected to appeal to forward-thinking producers and retailers who are both environmentally conscious and looking for a marketing edge as well as to consumers who want to support producers practicing good environmental stewardship.

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

The wholly-owned online businesses were considered significant revenue streams; however, they historically have not contributed materially to gross profit. The assets sold in the transaction primarily represented all of the goodwill and intangible assets recorded on the balance sheet. We sold the assets at a substantial premium to the original purchase in 2005 and accordingly have recorded a gain on sale of approximately $367,000. The advertising rights will be accounted for as a gain contingency as it involves uncertainties as to the possible gain that will be ultimately realized. The advertising rights are not assignable or resalable, therefore the fair market value is not determinable until such time as advertising actually occurs.

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

The primary driver of our operating cash flow is our third-party verification solutions, specifically the gross margin generated from services provided. Therefore we focus on the elements of those operations including revenue growth and long term projects that ensure a steady stream of operating profits to enable us to meet our cash obligations. On a weekly basis we review the performance of each of our revenue streams focusing on third party verification solutions compared with prior periods and our operating plan. Based on the continued sales growth and overall improvement in our performance, we believe that we will achieve profitability for the year ended December 31, 2009. The culmination of all our efforts toward profitability has brought opportunities to us including: increased investor confidence and renewed interest in our company, third-party interest in our expertise to develop and enhance websites, as well as the potential to develop business relationships with long term strategic partners. In keeping with our core business, we will continue to review our business model with a focus on profitability, long term capital solutions and the potential impact of acquisitions or divestitures, if such an opportunity arises.

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

Certain reclassifications have been made to conform previously reported data to the current presentation. These reclassifications have no effect on our net income (loss) or financial position as previously reported.

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

Integrated Management Information, Inc.

Notes to the Financial Statements

Allowance for Doubtful Accounts

The majority of our receivables are due from trade customers. Credit is extended based on our evaluation of the customer’s financial condition and generally collateral is not required. Accounts receivable are due approximately 30 days from invoice date and are stated at amounts due from customers net an allowance for doubtful accounts. Accounts receivable that are outstanding longer than the contractual payment terms are considered past due.  We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss and payment history, the customer’s current ability to pay its obligations to us and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

As of December 31, 2008, we have approximately $150,000 in receivables outstanding due from the Federal Government that is greater than 90 days past due. We believe we will collect the full amount due and accordingly have not reserved any portion of the amount outstanding.

Cost of Goods Sold

Cost of goods sold includes the purchase price of products sold, which includes livestock ear tags, in connection with the US Verified Source and Age Verification programs. Salaries and related fringe benefits directly associated with development of the US Verified programs are allocated to cost of goods sold.

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

Inventory

Our inventory, which primarily consists of livestock identification ear tags maintained for overnight shipment, is valued using the lower of cost or market on a first in, first out basis. The inventory is used in connection with the US Verify program. Due to the nature of our inventory, a provision for obsolete or slow moving inventory was not deemed necessary as of December 31, 2008 and 2007.

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

Integrated Management Information, Inc.

Notes to the Financial Statements

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

As previously discussed above, in connection with the asset sale to Vance on July 15, 2008, the assets sold in the transaction primarily represented all of the goodwill and intangible assets recorded on the balance sheet.

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

During the years ended December 31, 2008 and 2007, we have capitalized certain external and internal use software and website development costs totaling $63,521 and $24,401, respectively. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years. During 2008 and 2007, the amortization of capitalized costs totaled $12,765 and $2,602, respectively. Capitalized costs are included in property and equipment, net.

Advertising Expenses

Advertising costs are expensed as incurred. The total advertising expenses included in the Statement of Operations for the years ended December 31, 2008 and 2007 were $11,717 and $4,384, respectively.

Integrated Management Information, Inc.

Notes to the Financial Statements

Fair Value of Financial Instruments

For certain of our financial instruments, including cash, accounts payable and accrued interest, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates and terms offered to us for similar debt are substantially the same.

Note 3 - Property and Equipment

The major categories of property and equipment are as follows at December 31, 2008 and 2007:

	December 31,
	2008	2007

Automobiles	$37,660	$37,660
Furniture and office equipment	65,577	75,635
Software and tools	23,070	12,082
Website development and other enhancements	63,521	24,401
	$189,828	$149,778
Less accumulated depreciation	111,553	95,644
Notes payable and other long-term debt	$78,275	$54,134

Depreciation expense for the years ended December 31, 2008 and 2007 were $32,114 and $18,053, respectively.

Note 4 - Notes Payable

Notes payable consist of the following:

	December 31,
	2008	2007

Platte Valley Line of Credit	$—	$70,000
Cattlefeeding.com Note	—	350,000
Lapaesotes Note Payable	300,000	300,000
	$300,000	$720,000
Less current portion of notes payable and other long-term debt	—	420,000
Notes payable and other long-term debt	$300,000	$300,000

Integrated Management Information, Inc.

Notes to the Financial Statements

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

Note 5 - Income Taxes

Deferred tax assets and liabilities have been determined based upon the differences between the financial statement amounts and the tax bases of assets and liabilities as measured by enacted tax rates expected to be in effect when these differences are expected to reverse. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our net operating loss carry forwards are the most significant component of our deferred income tax assets; however, the ultimate realization of our deferred income tax assets is dependent upon generation of future taxable income. We consider past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. Although we achieved net income in 2008, we believe it is more likely than not that our net deferred tax asset will not be realized and accordingly we have recorded a valuation allowance against the deferred tax assets.

We will continue to assess the need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets. As we move closer towards achieving net income for multiple years, we will review qualitative and quantitative data, including events within our industry, the nature of our business, our future forecasts and historical trending. If we conclude that our prospects for the realization of our deferred tax assets are more likely than not, we will then reduce our valuation allowance as appropriate and credit income tax expense after considering the following factors:

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

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets as of December 31, 2008 and 2007 are as follows:

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$1,012,337	$1,290,105
Other	(124,942)	2,800
Deferred tax assets	$887,394	$1,292,905
Less valuation allowance	(887,394)	(1,292,905)
Net deferred tax assets	$—	$—

As of December 31, 2008, our net operating loss carry forwards for U.S. federal income tax purposes were $2.9 million, and were subject to the following expiration schedule:

Net operating loss incurred:	Amount	Expiration dates:
December 31, 2005	981,966	December 31, 2025
December 31, 2006	1,544,906	December 31, 2026
December 31, 2007	365,518	December 31, 2027
December 31, 2008	—
Total tax carryforwards	$2,892,390

Our unused net operating loss carry forwards may be applied against future taxable income. Utilization of net operating losses may be limited in the event of an ownership change under Section 382 of the Internal Revenue Code.

Note 6 — Stockholders’ Equity

Common Stock

We are authorized to issue up to 95 million shares of common stock, par value $0.001 per share. As of December 31, 2008 and 2007, there were 20,871,806 and 19,995,506 shares outstanding, respectively, net of 57,200 and 8,250,000 shares held in treasury, respectively.

In February 2007, we completed a private placement for our common stock and issued 555,556 shares at $0.45 per share resulting in proceeds of $250,000.

Integrated Management Information, Inc.

Notes to the Financial Statements

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

During 2008, we repurchased 57,200 shares at an average price of $0.28 per share. Total cash consideration for the repurchased shares was $16,124. The repurchased shares are recorded as part of treasury stock and are accounted for under the cost method.

Note 7 - Stock Option and Warrant Plans

2005 Stock Plan

The 2005 Stock Plan provides for the issuance of stock-based awards to employees, including executive officers, and consultants. The 2005 Stock Plan permits the granting of non-qualified stock options. Options granted under this plan generally become exercisable over a five-year period or less based on continued employment, vest pro-ratably over an annual basis and expire five years after the date of grant. On March 12, 2005 our Board of Directors granted 1,687,500 options at $0.61 to acquire common stock to certain employees and advisors. There are no more shares available for issuance under the 2005 Stock Plan.

2006 Equity Incentive Plan

The 2006 Equity Incentive Plan provides for the issuance of stock-based awards to employees, officers, directors and consultants. The 2006 Stock Plan permits the granting of stock awards and stock options.  The vesting of stock-based awards is generally subject to meeting certain performance based objectives, the passage of time or a combination of both, and continued employment through the vesting period. The 2006 Equity Incentive Plan provides for the issuance of a maximum of 3,000,000 shares of our common stock of which 781,500 shares were still available for issuance as of December 31, 2008.

Integrated Management Information, Inc.

Notes to the Financial Statements

Stock Options Granted to the Former Chief Financial Officer

In February 2006, pursuant to an employment agreement with our former Chief Financial Officer, we granted an aggregate of 1,650,000 options to purchase our common stock at exercise prices of $0.83 - $1.17. These options have a term of three years from the grant date and vest over a period beginning at the time of grant and ending in July 2007. There are no more shares available for issuance under this plan.

Stock Options Granted to the Company’s Founders

In February 2006, the founders of the Company were granted options to purchase 6,000,000 shares of common stock. The options vest at 1,500,000 per year over a period beginning January 1, 2007 to January 1, 2010 at exercise prices of $1.67 for the first three million and $2.67 for the remaining three million. The options expire January 1, 2011.

Warrants Granted

Historically warrants have been granted in various financing transactions, private placements and as part of consulting arrangements with independent contractors. Vesting of the warrants occurred immediately on the grant date. The warrants expire on various dates throughout 2009 and 2010.

Stock Option and Warrant Activity

Stock option and warrant activity during 2008 is summarized as follows:

				Weighted Avg.
		Weighted Avg.	Weighted Avg.	Remaining
	Number of	Exercise Price	Fair Value	Contractual Life	Aggregate
	Options/Warrants	per Share	per Share	(in years)	Intrinsic Value

Outstanding, December 31, 2007	10,580,310	$1.57
Granted	1,758,500	$0.24	$0.04	2.66
Exercised	(17,500)	$0.17	$0.04	3.68
Canceled	(1,772,500)	$0.58	$0.03	0.18
Outstanding, December 31, 2008	10,548,810	$1.51	$0.03	1.78	$120,768.00
Exercisable, December 31, 2008	6,632,060	$1.17	$0.03	1.55	$57,741.53

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of our common stock on December 31, 2008 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2008.

Integrated Management Information, Inc.

Notes to the Financial Statements

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2008:

	Options and Warrants Outstanding			Options and Warrants Exercisable
		Average
		Remaining	Weighted Avg.		Weighted Avg.
	Number	Contractual Life	Exercise Price	Number	Exercise Price
	Outstanding	(in years)	per Share	Outstanding	per Share

Range of exercise prices per share:
$0.00 - $0.70	1,886,000	2.59	$0.25	969,250	$0.26
$0.71 - $0.94	1,912,810	0.92	$0.83	1,912,810	$0.83
$0.95 - $1.17	750,000	0.09	$1.17	750,000	$1.17
$1.18 - $3.00	6,000,000	2.00	$2.17	3,000,000	$1.67
Total	10,548,810	1.78	$1.51	6,632,060	$1.17

Note 8 - Stock-Based Compensation

Our stock-based compensation cost for the years ended December 31, 2008 and 2007 was $3,410 and $41,330 respectively and has been included in general and administrative expenses. No tax benefits were recognized for these costs due to our cumulative losses as well as a full valuation reserve on our deferred tax assets.

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	December 31,
	2008	2007

Expected life of options from date of grant	3.0 years	2.5 - 3.0 years
Risk free interest rate	2.5 - 2.9%	4.0 - 4.8%
Expected volatility	35.9%	35.9%
Assumed dividend yield	0.0%	0.0%

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

As of December 31, 2008, we have $27,812 of total unrecognized compensation cost related to non-vested awards granted under our option plans, which we expect to recognize over a weighted-average period of 0.35 years.

Integrated Management Information, Inc.

Notes to the Financial Statements

Note 9 - Basic and Diluted Net Loss per Share

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

The following is a reconciliation of the share data used in the basic and diluted income (loss) per share computations:

	Year ended December 31,
	2008	2007
Basic:
Weighted average shares outstanding	20,624,153	19,512,401

Diluted:
Weighted average shares outstanding	20,624,153	19,512,401
Weighted average effects of dilutive securities	56,769	—
Total	20,680,922	19,512,401

Antidilutive securities:	10,396,310	10,580,310

Note 10 - Related Party Transactions

In 2008 and 2007, we recorded revenue of $2,051 and $1,589, respectively, from a related party (father of Leann Saunders, a founding shareholder).

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

Note 11 – Commitments, Contingencies and Concentrations of Risk

Operating Leases

In June 2006, we entered into a building lease for its new headquarters in Castle Rock, Colorado. The lease is for a period of five years and can be extended for an additional five years. In addition to the primary rent, the lease requires additional payments for operating costs and other common area maintenance costs.

Integrated Management Information, Inc.

Notes to the Financial Statements

The annual primary lease payments are as follows:

Years Ending December 31,	Amount
2009	$46,171
2010	47,326
2011	48,509
2012	24,554
Thereafter	—
Total lease commitments	$166,560

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

In January 2006, we entered into an employment contract with Leann Saunders as our Vice President of Quality Control for an annual salary of $90,000 subject to annual performance review adjustments. The agreement automatically renews annually unless a 60-day notice of non-renewal is provided by either the Company or the employee. In September 2008, Mrs. Saunders was promoted to the position of President. There was no adjustment to Mrs. Saunders annual salary at that time.

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

Concentrations of Risk

Livestock identification ear tags sold in connection with our verification offerings are purchased primarily from Allflex. However, there are numerous other companies which manufacture and market such ear tags.

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

Integrated Management Information, Inc.

Notes to the Financial Statements

IMI Global supports Born & Raised in the USA® in its decision to defend its trademarked labeling, believing that the trademarks were legally issued and are fully enforceable.  IMI Global continues to market the label and verification program and has expressed its desire to work closely with Tyson Foods on this program.

Note 12 – Employee Benefit Plan

On February 13, 2006, we established a 401(K) plan for the benefit of our employees. The Plan covers substantially all of our employees who have attained age 21. We may make a discretionary matching contribution in an amount that is determined by our Board of Directors. If a matching contribution is made, the amount cannot exceed the elective deferral contributions. For the years ended December 31, 2008 and 2007, we did not make a matching contribution.

Note 13 - Recent Accounting Pronouncements

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

In December 2007, the SEC issued SAB 110 Share-Based Payment. SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, “Share-Based Payment,” of the Staff Accounting Bulletin series. Question 6 of Section D.2 of Topic 14 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of the expected term of “plain vanilla” share options and allows usage of the “simplified” method for share option grants prior to December 31, 2007. SAB 110 allows public companies which do not have historically sufficient experience to provide a reasonable estimate to continue use of the “simplified” method for estimating the expected term of “plain vanilla” share option grants after December 31, 2007. SAB 110 is effective January 1, 2008. We currently use the “simplified” method to estimate the expected term for share option grants as we do not have enough historical experience to provide a reasonable estimate. We will continue to use the “simplified” method until we have enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. We do not expect SAB 110 will have a material impact on our balance sheets, statements of operations and cash flows.

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

Integrated Management Information, Inc.

Notes to the Financial Statements

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This Statement will be effective November 15, 2008. We currently adhere to the hierarchy of GAAP as presented in SFAS 162 and do not expect its adoption will have a material impact on its results of operations and financial condition.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, has concluded that our disclosure controls and procedures are effective at a reasonable assurance level based on his evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements and that receipts and expenditures of company assets are made in accordance with management authorization; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2008.

Lack of Segregation of Duties

Management is aware that there is a lack of segregation of duties at the Company due to the small number of employees dealing with general administrative and financial matters. However, at this time management has decided that considering the abilities of the employees now involved and the control procedures in place, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

Attestaion Report of the registered Public Accounting Firm

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2008, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

ITEM 9B.       OTHER INFORMATION

None

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Officers

Our directors are elected by the stockholders to a term of one (1) year and serve until his successor is elected and qualified. Our key executive officers are appointed by the Board of Directors to a term of one (1) year and serve until his successor is duly elected and qualified, or until he is removed from office.

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position Held
John Saunders	37	CEO and Chairman of the Board
Leann Saunders	38	President
Dannette Boyd	39	Chief Financial Officer
Pete Lapasotes	50	Director
Adam Larson	40	Director
Dr. Gary Smith	70	Director
Robert VanSchoick	58	Director

John Saunders founded our company in 1998 and has been the chief executive officer since founding. Previously, Mr. Saunders was a partner and consultant for Pathfinder Consulting Services, Inc. in Parker, Colorado. An expert in both technology and the livestock industry, Mr. Saunders is a graduate of Yale University.

Leann Saunders joined IMI in 2003. In September 2008, Mrs. Saunders was promoted to President. Mrs. Saunders is responsible for overseeing key customer relationships along with management of product development and delivery of USVerified solutions. Prior to 2003, Mrs. Saunders worked for PM Beef Holdings, an integrated beef company, and developed a supply system for PM’s Ranch to Retail product line and managed PM’s USDA Process Verified program. She then served as the company’s Vice President of Marketing and Communications. Prior to joining PM in 1996, Mrs. Saunders worked for McDonald’s Corporation as a Purchasing Specialist, and Hudson Foods Corporation. Mrs. Saunders graduated with a BS in Agriculture Business and an MS in Beef Industry Leadership from Colorado State University.

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

Board Structure

The board of directors held two meetings during calendar year 2008. We currently have no nominating, executive, compensation committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning executive officer compensation. Our independent outside directors’ function as the Audit Committee and Adam Larson acts as a financial expert.

Director Compensation

We presently compensate all directors by paying them $500 per meeting attending in person and $200 per telephonic meeting in excess of fifteen minutes. The same compensation applies for any committee meetings attended. In addition, directors are reimbursed for all company travel related expenses. Equity awards were not granted to members of our board of directors during the fiscal year ended December 31, 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our reporting directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company with the Securities and Exchange Commission. Officers, directors and stockholders holding more than 10% of the class of stock are required to furnish us with copies of all Section 16(a) forms they file with the Commission.

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations, we believe that during the fiscal year ended December 31, 2008 all applicable filing requirements were complied with by our executive officers and directors.

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

ITEM 11.       EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last two completed fiscal years ended December 31, 2008 and 2007, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and to each of the three other executive officers of the Company in all capacities in which they served:

	Annual Compensation
Name and Position	Year	Salary ($)	Bonus ($)	Other ($)
John Saunders	2008	90,000	—	—
CEO	2007	90,000	—	—

Leann Saunders	2008	91,250	—	—
President	2007	91,250	—	—

Dannette Boyd (1)	2008	65,000	—	—
Chief Financial Officer	2007	—	—	—

Rob Streight (2)	2008	123,500	—	—
Chief Operating Officer	2007	150,000	—	—

(1)          Ms. Boyd began consulting for the Company in December 2007 and accepted the responsibilities as the Chief Financial Officer in early 2008.  Ms. Boyd was granted stock options to purchase 50,000 shares of our common stock at an exercise price of $0.24 per share.

(2)          Mr. Streight began his employment with the Company on January 1, 2007. In connection with his employment agreement, we granted 300,000 stock options at an exercise price of $0.83 per share. During 2008, Mr. Streight was granted additional stock options to purchase 5,000 and 300,000 shares of common stock at an exercise price of $0.10 and $0.24 per share, respectively.  In September 2008, Mr. Streight began working on an as-needed basis and subsequently provided notice of his intention not to renew his employment agreement. His last day of employment was December 31, 2008. Currently, there are no plans to re-fill his position.

Employment Contracts

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

Option Grants in the Last Fiscal Year

The following table sets forth the total number of options granted to our named executive officers as of December 31, 2008:

Name Executive Officer	Grant Date	Securities underlying Stock Options (#)	Percentage of Total Options Granted in 2008	Exercise Price	Expiration Date of Options
Dannette Boyd	7/7/2008	50,000	2.84%	$0.24	7/7/2011
Rob Streight	2/28/2008	5,000	0.28%	$0.10	2/28/2013
Rob Streight	7/7/2008	300,000	17.06%	$0.24	7/7/2011

Aggregated Option Exercises in the Last Fiscal Year and Year End Option Values

The following table sets forth the total number of securities underlying unexercised options held by our named executive officers as of December 31, 2008:

	Number of Outstanding Options		Value of Outstanding in-the- Money Options
Name Executive Officer	Exercisable (#)	Unexercisable (#)	Exercisable ($)	Unexercisable ($)
John Saunders	1,500,000	1,500,000	$—	$—
Leann Saunders	1,500,000	1,500,000	$—	$—
Dannette Boyd	25,000	25,000	$1,500	$1,500
Rob Streight	450,000	155,000	$9,000	$10,000

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth as of March 15, 2009 the record and beneficial ownership of Common Stock held by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company; (ii) each current director; (iii) each “named executive officer” (as defined in Regulation S-B, Item 402 under the Securities Act of 1933); and (iv) all executive officers and directors of the Company as a group. Securities reported as “beneficially owned” include those for which the named persons may exercise voting power or investment power, alone or with others. Voting power and investment power are not shared with others unless so stated. The number and percent of shares of Common Stock of the Company beneficially owned by each such person as of March 15, 2009 includes the number of shares, which such person has the right to acquire within sixty (60) days after such date.

Name and Address	Number of Shares		Percentage Ownership
Michael D. Smith
3310 I-40 West, Suite 100, Amarillo, TX 79102	1,268,890	(1)	4.0%
John and Leann Saunders	12,477,143	(2), (3), (4)	39.7%
Pete Lapasotes	10,000	(2), (5)	*
Adam Larson	70,000	(2), (5)	*
Dr. Gary Smith	60,000	(2), (5)	*
Robert VanSchoick	10,000	(2), (5)	*
Rob Streight	522,500	(2), (6)	1.7%
Dannette Boyd	33,334	(2), (7)	*
All officers and directors as a group (7 persons)	13,182,977		42.0%

* Less than 1% beneficial ownership

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

(4)          Includes options to purchase 4,500,000 shares of common stock which are currently exercisable or will become exercisable within 60 days.

(5)          Includes options to purchase 10,000 shares of common stock which are currently exercisable or will become exercisable within 60 days.

(6)          Includes options to purchase 502,500 shares of common stock which are currently exercisable or will become exercisable within 60 days.

(7)          Includes options to purchase 33,334 shares of common stock which are currently exercisable or will become exercisable within 60 days.

Change of Control

There are currently no arrangements that would result in a change of control of the company.

Equity Compensation Plan Information

The following table sets forth securities authorized for issuance under our equity compensation plans as of December 31, 2008:

Plan Category	No. of securities to be issued upon exercise of outstanding options and warrants	Weighted average exercise price of outstanding options and warrants	No. of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders:
2005 Stock Plan	1,462,500	$0.61	—
2006 Equity Incentive Plan	3,000,000	$0.63	781,500
Former CFO Stock Option Grant	1,650,000	$0.99	—
Equity compensation plans not approved by security holders:
Options held by John and Leann Saunders	6,000,000	$2.17	—
Warrants issued to consultants	922,810	$0.76	—
Total	13,035,310		781,500

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

John Saunders, our CEO and Chairman of the Board, is married to Leann Saunders, our President.

In 2008 and 2007, the Company recorded revenue of $2,051 and $1,589, respectively, from a related party (father of Leann Saunders, a founding shareholder).

In September 2007, we obtained $300,000 in unsecured debt financing. The $300,000 note is held by a major shareholder who is related to Pete Lapaseotes, a director. The note bears an interest rate of 9% per annum, payable quarterly. The principal balance is due on September 12, 2011.

Messrs. Lapasoetes, Larson, Smith and Van Schoick are considered independent directors. The sole director who is not independent is Mr. John Saunders, who is also the CEO and Chairman of the Board of the Company. Since we have not designated an audit committee, the independent directors constitute the audit committee.

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

	2008	2007
Audit fees (1)	$26,500	$26,500
Audit related fees (2)	—	—
Tax fees	—	—
	$26,500	$26,500

(1)           Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Gruber & Company, LLC in connection with statutory and regulatory filings or engagements.

(2)           Audit-Related Fees consist of fees billed for assurance and other services not explicitly related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” This category includes fees related to the Company’s registration statements, review of proxy statements and accounting research.

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Document Name
2.1	Cattlefeeding.com, Inc. Asset Purchase Agreement (1)	Incorporated by reference from Registrant’s Registration Statement on Form SB-2

3.1	Articles of Incorporation (1)	Incorporated by reference from Registrant’s Registration Statement on Form SB-2

3.2	By-laws of the Registrant (1)	Incorporated by reference from Registrant’s Registration Statement on Form SB-2

4.1	Form of the Registrant’s Common Stock Certificate (1)	Incorporated by reference from Registrant’s Registration Statement on Form SB-2

4.2	2005 Stock Option Plan (1)	Incorporated by reference from Registrant’s Registration Statement on Form SB-2

4.3	2006 Equity Incentive Plan (1)	Incorporated by reference from Registrant’s Registration Statement on Form SB-2

10.1	Lease dated July 15, 2005 for offices in Platte City, Missouri (1)	Incorporated by reference from Registrant’s Registration Statement on Form SB-2

10.2	Employment Agreement dated January 1, 2006 between the Registrant and John K. Saunders (1)	Incorporated by reference from Registrant’s Registration Statement on Form SB-2

10.3	Employment Agreement dated January 1, 2006 between the Registrant and Leann Saunders (1)	Incorporated by reference from Registrant’s Registration Statement on Form SB-2

10.4	Employment Agreement between the Registrant and Rob Streight (2)	Incorporated by reference from Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 2006

10.5	Sale of assets of CattleNetwork, CattleStore and AgNetwork businesses to Vance Publishing Corporation	Filed herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2009	Integrated Management Information, Inc.
	By:	/s/ John K. Saunders
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John K. Saunders	Chairman, President and CEO	March 31, 2009
John K. Saunders

/s/ Pete Lapasotes	Director	March 31, 2009
Pete Lapasotes

/s/ Adam Larson	Director	March 31, 2009
Adam Larson

/s/ Dr. Gary Smith	Director	March 31, 2009
Dr. Gary Smith

/s/ Robert VanSchoick	Director	March 31, 2009
Robert VanSchoick