Form 10-Q
period 2009-03-31
Integrated Management Information, Inc.
filed 2009-05-15
CIK 1360565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2009

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

(303) 895-3002

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☐	Accelerated filer: ☐

Non-accelerated filer: ☐	Smaller reporting company: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of  May 13, 2009 was 20,868,481.

Transitional small business disclosure format (check one):   Yes ☐  No ☒

Integrated Management Information, Inc.

March 31, 2009

Integrated Management Information, Inc.

Balance Sheets

(Unaudited)

	Mar 31,	Dec 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$30,647	$154,044
Accounts receivable, net of allowance	415,539	458,715
Inventories	5,887	14,350
Prepaid expenses and other current assets	32,894	33,073
Total current assets	484,967	660,182
Property and equipment, net	123,911	78,275
Intangible assets, net	983	1,093
Total assets	$609,861	$739,550

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$188,837	$218,843
Accrued expenses and other current liabilities	70,030	53,438
Current portion of notes payable	8,002	—
Total current liabilities	266,869	272,281
Notes payable and other long-term debt	327,318	300,000
Commitments and contingencies
Stockholders equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 20,929,006 and 20,929,006 shares issued, respectively; and 20,868,481 and 20,871,806 shares outstanding, respectively	20,929	20,929
Additional paid-in-capital	3,370,528	3,359,380
Treasury stock of 60,525 and 57,200 shares, respectively	(16,889)	(16,124)
Accumulated deficit	(3,358,894)	(3,196,916)
Total stockholders’ equity	15,674	167,269
Total liabilities and stockholders’ equity	$609,861	$739,550

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Operations

(Unaudited)

	First Quarter ended
	Mar 31,	Mar 31,
	2009	2008

Revenues	$477,324	$537,330
Costs of revenues	279,096	206,326
Gross profit	198,228	331,004
Selling, general and administrative expenses	356,307	389,661
Gain on sale of equipment	(4,000)	—
Loss from operations	(154,079)	(58,657)
Other expense (income):
Interest expense	8,162	8,513
Other income, net	(263)	(1,145)
Loss before income taxes	(161,978)	(66,025)
Income taxes	—	—
Loss from continuing operations	(161,978)	(66,025)
Income (loss) from discontinued operations	—	5,475
Net Loss	$(161,978)	$(60,550)

Loss per share from continuing operations:
Basic	$(0.01)	$—
Diluted	$(0.01)	$—

Loss per share from discontinued operations:
Basic	$—	$—
Diluted	$—	$—

Weighted average shares outstanding:
Basic	20,869,626	19,993,088
Diluted	20,869,626	19,993,088

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Cash Flows

(Unaudited)

	Year to Date Period ended Mar 31,
	2009	2008
Operating activities:
Net loss	$(161,978)	$(60,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amorization	11,776	9,764
Stock based compensation expense	11,148	2,833
Provision for doubtful accounts	12,722	—
Gain on sale of equipment	(4,000)	—
Changes in assets and liabilities:
Accounts receivable	30,454	(104,539)
Inventories	8,463	(1,272)
Prepaid expenses and other current assets	179	8,202
Accounts payable	(30,006)	30,198
Accrued expenses and other current liabilities	16,592	(5,538)
Deferred revenue	—	(5,750)
Net cash used in operating activites	(104,650)	(126,652)

Investing activities:
Acquisition of property and equipment	(57,302)	(19,803)
Proceeds from sale of equpment	4,000	500
Net cash used in investing activities	(53,302)	(19,303)

Financing activities:
Proceeds from line of credit	—	2,000
Proceeds from Notes Payable	39,964	—
Repayment under Notes Payable	(4,644)	—
Stock repurchase under Buyback Program	(765)	(1,728)
Net cash provided by financing activities	34,555	272
Net change in cash and cash equivalents	(123,397)	(145,683)
Cash and cash equivalents at beginning of year	154,044	170,882
Cash and cash equivalents at end of year	$30,647	$25,199

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Stockholders’ Equity

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2007	28,245,506	$28,246	$4,705,679	$(3,346,574)	$(1,485,000)	$(97,649)

Stock repurchase of 57,200 shares on the open market	—	—	—	—	(16,124)	(16,124)
Stock-based compensation expense	—	—	3,410	—	—	3,410
Issuance of common stock in connection with a private placement in July 2008	916,000	916	124,084	—	—	125,000
Exercise of stock options	17,500	17	2,957	—	—	2,974
Retirement of treasury stock	(8,250,000)	(8,250)	(1,476,750)	—	1,485,000	—
Net income	—	—	—	149,658	—	149,658
Balance at December 31, 2008	20,929,006	$20,929	$3,359,380	$(3,196,916)	$(16,124)	$167,269
Stock repurchase of 3,325 shares on the open market	—	—	—	—	(765)	(765)
Stock-based compensation expense	—	—	11,148	—	—	11,148
Net loss	—	—	—	(161,978)	—	(161,978)
Balance at March 31, 2009	20,929,006	$20,929	$3,370,528	$(3,358,894)	$(16,889)	$15,674

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

Integrated Management Information, Inc.

Notes to the Financial Statements

Note 2 - Asset Sale and Discontinued Operations

On July 15, 2008, we completed the sale (the “asset sale”) of three wholly-owned online businesses — CattleNetwork, CattleStore and AgNetwork — to Vance Publishing Corp. (“Vance”), a privately held provider of print and electronic media with a strong presence in the agricultural industry.  The transaction included $800,000 in cash and long term advertising rights for placements in Vance’s industry leading publications, including Drover’s, Pork, Bovine Veterinarian and Dairy Herd Management, over a three year period. The assets sold in the transaction primarily represented all of the goodwill and intangible assets recorded on the balance sheet. We sold the assets at a substantial premium to the original purchase in 2005 and recorded a gain on sale of approximately $358,000 in 2008.

Note 3 - Basic and Diluted Income (Loss) per Share

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

Note 4 - Stock-Based Compensation

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

				Weighted Avg.
		Weighted Avg.	Weighted Avg.	Remaining
	Number of	Exercise Price	Fair Value	Contractual Life	Aggregate
	Options/Warrants	per Share	per Share	(in years)	Intrinsic Value

Outstanding, December 31, 2008	10,548,810	$1.51	$0.03	1.78
Granted	—	$—	$—	—
Exercised	—	$—	$—	—
Canceled	(1,657,500)	$0.98	$0.14	0.02
Outstanding, March 31, 2009	8,891,310	$1.61	$0.01	1.84	$31,285
Exercisable, March 31, 2009	6,776,811	$1.50	$0.01	1.80	$19,748

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on March 31, 2009 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on March 31, 2009.

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

Integrated Management Information, Inc.

Notes to the Financial Statements

	For the Quarter ended
	Mar 31,	Mar 31,
	2009	2008

Expected life of options from date of grant	N/A	3.0 years
Risk free interest rate	N/A	2.5%
Expected volatility	N/A	35.9%
Assumed dividend yield	N/A	0.0%

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

Our stock-based compensation cost for the first quarter ended March 31, 2009 and 2008 was $11,148 and $2,833, respectively, and has been included in general and administrative expenses. No tax benefits were recognized for these costs due to our cumulative losses as well as a full valuation reserve on our deferred tax assets.

Note 5 - Stock Buyback Plan

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market over the first six months of 2008. Our Board of Directors extended the period of time in which we can buy back shares until June 30, 2009.

As of March 31, 2009, we have repurchased 60,525 shares at an average price of $0.26 per share. Total cash consideration for the repurchased shares was $16,889. The repurchased shares are recorded as part of treasury stock and are accounted for under the cost method.

Note 6 — Income Taxes

Deferred tax assets and liabilities have been determined based upon the differences between the financial statement amounts and the tax bases of assets and liabilities as measured by enacted tax rates expected to be in effect when these differences are expected to reverse. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our net operating loss carry forwards are the most significant component of our deferred income tax assets; however, the ultimate realization of our deferred income tax assets is dependent upon generation of future taxable income. We consider past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As of March 31, 2009 and December 31, 2008, we believe it is more likely than not that our net deferred tax asset will not be realized and accordingly we have recorded a valuation allowance against the deferred tax assets.

We will continue to assess the need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets. As we move closer towards achieving net income

Integrated Management Information, Inc.

Notes to the Financial Statements

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

Note 7 - Notes Payable

Notes payable consist of the following:

	March 31,	December 31,
	2009	2008

Equipment Note Payable	$35,320	$—
Lapaesotes Note Payable	300,000	300,000
	$335,320	$300,000
Less current portion of notes payable and other long-term debt	8,002	—
Notes payable and other long-term debt	$327,318	$300,000

Equipment Note Payable

On January 31, 2009, we issued a note payable in the amount of $35,963 for the purchase of a vehicle used primarily for business purposes. Under the Note, interest and principal payments are due in equal monthly installments of $870.55 over 4 years beginning March 17, 2009. The Note is fully secured by the vehicle.

Lapaseotes Note Payable

In September 2007, we obtained $300,000 in unsecured debt financing. The $300,000 note held by a major shareholder, bears an interest rate of 9% per annum, payable quarterly. The principal balance is due on September 12, 2011.

Note 8 - Related Party Transactions

As previously discussed in Note 7, we have $300,000 payable of unsecured debt payable to a major shareholder who is related to Pete Lapaseotes, a director.

Integrated Management Information, Inc.

Notes to the Financial Statements

Note 9 - Commitments and Contingencies

Operating Leases

In June 2006, we entered into a building lease for our headquarters in Castle Rock, Colorado. The lease is for a period of five years and can be extended for an additional five years. In addition to the primary rent, the lease requires additional payments for operating costs and other common area maintenance costs.

As of March 31, 2009, the annual primary lease payments are as follows:

Years Ending December 31,	Amount
2009	34,771
2010	47,326
2011	48,509
2012	24,554
Thereafter	—
Total lease commitments	$155,160

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

Concentration of Risks

Livestock identification tags sold in connection with our verification offerings are purchased primarily from Allflex. However, there are numerous other companies which manufacture and market such ear tags.

Integrated Management Information, Inc.

Notes to the Financial Statements

Other

On June 3, 2008, Tyson Foods, Inc. filed a petition to cancel the trademark “Beef Born & Raised in the USA®”.  On July 14, 2008, Born & Raised in the USA® filed a motion to dismiss the cancellation action.  Both motions are pending before the United States Patent and Trademark Office.

Integrated Management Information, Inc. (IMI Global) is the exclusive worldwide marketing partner for the Born & Raised in the USA® labeling program, which includes unique and distinctive labeling for beef, pork, poultry, lamb, fish and game.  As such, IMI Global is marketing the label and providing USDA compliance to retailers who must display a label identifying the country of origin (COOL) for meat products that began in the fall of 2008.

IMI Global supports Born & Raised in the USA® in its decision to defend its trademarked labeling, believing that the trademarks were legally issued and are fully enforceable.  IMI Global continues to market the label and verification program and has expressed its desire to work closely with Tyson Foods on this program.

Note 10 - Liquidity

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

Note 11 - Recent Accounting Pronouncements

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Seasonality

Our business is subject to seasonal fluctuations. Significant portions of our revenues are typically realized during the second and fourth quarters of the fiscal year when the calf marketings are at their peak. Because of the seasonality of the business and our industry, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Liquidity and Capital Resources

At March 31, 2009, we had cash and cash equivalents of $30,647 compared to $154,044 of cash and cash equivalents at December 31, 2008. Our working capital at March 31, 2009 was $218,098 compared to $387,901 at December 31, 2008.

Net cash used in operating activities during the first quarter 2009 was $104,650 compared to $126,652 during the same period in 2008. Cash used by operating activities (continuing and discontinued operations) is driven by our net loss and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets and stock based compensation expense. The improvement was primarily driven by the timing of cash receipts and cash disbursements.

Net cash used in investing activities of $53,302 is primarily attributable to capital expenditures. Our capital expenditures were $57,302 and $19,803 for the first quarters ended March 31, 2009 and 2008, respectively. Our capital expenditures are primarily related to purchases and internal development of information technology assets to support our product and service offerings. As we anticipate continued growth, we expect to continue investing additional capital in our information technology assets.

Net cash provided by financing activities of $34,555 during the first quarter ended March 31, 2009 was primarily related to new debt acquired in connection with the acquisition of equipment.

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

Off Balance Sheet Arrangements

As of March 31, 2009, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

First Quarter ended March 31, 2009 compared to the Same Period in 2008

Our Statements of Operations present income (loss) from continuing operations and loss from discontinued operations. All discussions are based on income from continuing operations and therefore exclude all income statement items of the current and prior year’s discontinued operations.

Revenues

Revenues are derived from sales of our USVerified identification and verification solutions, consulting services, web-based development and hardware sales. Revenues for the first quarter ended March 31, 2009 were $477,324 compared to $537,330 in the 2008 comparable quarter. On a comparable basis, the first quarter in the prior year included a significant growth in new customers due to a delisting of a competitor by the USDA. Currently, verification services provided to those customers that we acquired in the prior year are now spread more evenly throughout our fiscal year.

During the first quarter ended March 31, 2009, our third party verification revenue, which includes sales of our USVerified solutions and related consulting, program development and web-based development services, decreased 8.3% to $412,639 compared to $449,842 in the same quarter 2008. On a comparable basis, the first quarter in the prior year included approximately $110,000 in revenue related to a special grant funded project for premise registrations throughout the USDA. This project was specific to the years ended 2007 and 2008. Midway through the USDA grant funded project, the USDA re-evaluated the project and decided to discontinue the project. As of March 31, 2009 we have approximately $150,000 in receivables outstanding related to this project that is greater than 90 days past due. We believe we will collect the full amount due and accordingly have not reserved any portion of the amount outstanding.

Revenues derived from sales of hardware, primarily sales of cattle identification ear tags, increased 40% to $59,095 in the first quarter 2009 compared to $42,239 in the first quarter 2008.

We believe that occurrence of the following events will drive our business forward effectively increasing customer demand for third party verification services and presenting additional opportunities:

•                  Increased demand from key export markets;

•                  An ever increasing consumer demand for verification of NHTC and humane handling marketing claims;

•                  The many recent product recalls in fresh produce and the advent of legislation concerning country of origin labeling (COOL);

•                  Increased congressional scrutiny of food safety which creates an ever growing movement towards a mandatory identification program (NAIS);

•                  An increase in forward-thinking producers and retailers who are both environmentally conscious and looking for a marketing edge;

•                  An increase in producers and consumers who are committed to reducing their carbon footprint;

•                  A shift in attitude within the new administration that is uniquely positioning the agricultural industry.

Cost of Sales and Gross Margin

Cost of sales for the first quarter 2009 were $279,096 compared to $206,326 during the first quarter 2008. Gross margin for the first quarter 2009 declined by approximately 20 basis points to 41.5% of revenues compared to 61.6% for the first quarter 2008.

Certain elements of costs of sales are fixed in nature such as salaries and rent. Accordingly, when sales volumes decrease, cost of sales does not decrease in the same proportion as the reduction in related revenues. Therefore, cost of sales as a percentage of sales may be adversely affected by reduced volumes. The decrease in our gross margins for first quarter 2009 compared to first quarter 2008 was partially due to the absorption of certain costs which are generally fixed in nature over a lower volume of sales. More specifically in early 2008, we increased our headcount of dedicated personnel providing program development and web based development services in connection with our third party verification programs. Due to our focus on margins and customer service, we are committed to long term growth and the scalability of the programs we develop.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter 2009 were $356,307, a decrease of $33,354, or 8.6% over the first quarter 2008 amount of $389,661. The decrease was primarily due to a net reduction in salaries due to a lesser number of office support personnel offset by adjustments to salaries for costs of living and annual performance reviews.

Other Expense (Income)

Interest expense for the first quarter 2009 decreased to $8,162 compared to $8,513 for the first quarter 2008. The decrease during 2009 was primarily attributable to less interest expense incurred on a smaller borrowing base as compared to 2008.

Loss from Continuing Operations and per Share information

As a result of the foregoing, loss from continuing operations for the first quarter ended March 31, 2009 was $161,978 or $0.01 per basic and diluted common share, compared to loss from continuing operations of $66,025 or less than a penny per basic and diluted common share for the first quarter ended March 31, 2008.

Net Loss

Net loss for the first quarter ended March 31, 2009 was $161,978 compared to net loss of $60,550 for the first quarter ended March 31, 2008.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. We believe that the following critical accounting policy reflects the more significant estimates and assumptions used in the preparation of the consolidated financial statements.

Stock-Based Compensation Expense

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on the implied volatility of publicly traded options on our common stock, with a term of one year or greater. We believe that implied volatility calculated based on actively traded options on our common stock is a better indicator of expected volatility and future stock price trends than historical volatility. Therefore, expected volatility was based on a market-based implied volatility. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report, has concluded that our disclosure controls and procedures are effective at a reasonable assurance level based on his evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

PART II — OTHER INFORMATION

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

Date: May 14, 2009	Integrated Management Information, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

	By:	/s/ Dannette D. Boyd
Chief Financial Officer