Form 10-Q
period 2009-06-30
Integrated Management Information, Inc.
filed 2009-08-04
CIK 1360565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2009

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

(303) 895-3002

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the  preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer: ☐	Accelerated filer: ☐

Non-accelerated filer: ☐	Smaller reporting company: ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of July 27, 2009 was 20,868,481.

Transitional small business disclosure format (check one):   Yes ☐ No ☒

Integrated Management Information, Inc.

June 30, 2009

Integrated Management Information, Inc.

Balance Sheets

(Unaudited)

	Jun 30,	Dec 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$128,548	$154,044
Accounts receivable, net of allowance	378,014	458,715
Inventories	—	14,350
Prepaid expenses and other current assets	24,412	33,073
Total current assets	530,974	660,182
Property and equipment, net	111,266	78,275
Intangible assets, net	874	1,093
Total assets	$643,114	$739,550

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$125,536	$218,843
Accrued expenses and other current liabilities	53,496	53,438
Current portion of notes payable	8,154	—
Total current liabilities	187,186	272,281
Notes payable and other long-term debt	375,209	300,000
Commitments and contingencies
Stockholders equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 20,929,006 and 20,929,006 shares issued, respectively; and 20,868,481 and 20,871,806 shares outstanding, respectively	20,929	20,929
Additional paid-in-capital	3,386,308	3,359,380
Treasury stock of 60,525 and 57,200 shares, respectively	(16,889)	(16,124)
Accumulated deficit	(3,309,629)	(3,196,916)
Total stockholders’ equity	80,719	167,269
Total liabilities and stockholders’ equity	$643,114	$739,550

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Operations

(Unaudited)

	Second Quarter ended
	June 30,	June 30,
	2009	2008

Revenues	$645,880	$633,716
Costs of revenues	294,393	221,277
Gross profit	351,487	412,439
Selling, general and administrative expenses	293,168	340,724
Gain on sale of equipment	—	—
Income from operations	58,319	71,715
Other expense (income):
Interest expense	9,187	8,959
Other income, net	(133)	(115)
Income (loss) before income taxes	49,265	62,871
Income taxes	—	—
Income (loss) from continuing operations	49,265	62,871
Loss from discontinued operations	—	(20,137)
Net income (loss)	$49,265	$42,734

Income (loss) per share from continuing operations:
Basic	$—	$—
Diluted	$—	$—

Loss per share from discontinued operations:
Basic	$—	$—
Diluted	$—	$—

Weighted average shares outstanding:
Basic	20,868,481	19,984,506
Diluted	20,956,251	20,047,389

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Operations

(Unaudited)

	Year to Date Period ended
	June 30,	June 30,
	2009	2008

Revenues	$1,123,205	$1,171,046
Costs of revenues	573,489	427,603
Gross profit	549,716	743,443
Selling, general and administrative expenses	649,475	730,385
Gain on sale of equipment	(4,000)	—
Income from operations	(95,759)	13,058
Other expense (income):
Interest expense	17,348	17,472
Other income, net	(394)	(1,260)
Income (loss) before income taxes	(112,713)	(3,154)
Income taxes	—	—
Income (loss) from continuing operations	(112,713)	(3,154)
Loss from discontinued operations	—	(14,662)
Net income (loss)	$(112,713)	$(17,816)

Income (loss) per share from continuing operations:
Basic	$(0.01)	$—
Diluted	$(0.01)	$—

Loss per share from discontinued operations:
Basic	$—	$—
Diluted	$—	$—

Weighted average shares outstanding:
Basic	20,869,050	19,988,797
Diluted	20,869,050	19,988,797

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Cash Flows

(Unaudited)

	Year to Date Period ended June 30,
	2009	2008
Operating activities:
Net loss	$(112,713)	$(17,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amorization	25,923	24,270
Stock based compensation expense	26,928	3,717
Provision for doubtful accounts	12,722	1,000
Gain on sale of equipment	(4,000)	—
Changes in assets and liabilities:
Accounts receivable	67,978	(212,002)
Inventories	14,350	3,697
Prepaid expenses and other current assets	8,661	23,534
Accounts payable	(93,307)	60,037
Accrued expenses and other current liabilities	58	24,249
Deferred revenue	—	(5,750)
Net cash used in operating activites	(53,400)	(95,064)

Investing activities:
Acquisition of property and equipment	(58,695)	(34,731)
Proceeds from sale of equpment	4,000	500
Net cash used in investing activities	(54,695)	(34,231)

Financing activities:
Proceeds from line of credit	—	24,000
Proceeds from Notes Payable	89,964	—
Repayment under Notes Payable	(6,600)	—
Stock repurchase under Buyback Program	(765)	(1,728)
Net cash provided by financing activities	82,599	22,272
Net change in cash and cash equivalents	(25,496)	(107,023)
Cash and cash equivalents at beginning of year	154,044	170,882
Cash and cash equivalents at end of year	$128,548	$63,859

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Stockholders’ Equity

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2007	28,245,506	$28,246	$4,705,679	$(3,346,574)	$(1,485,000)	$(97,649)

Stock repurchase of 57,200 shares on the open market	—	—	—	—	(16,124)	(16,124)
Stock-based compensation expense	—	—	3,410	—	—	3,410
Issuance of common stock in connection with a private placement in July 2008	916,000	916	124,084	—	—	125,000
Exercise of stock options	17,500	17	2,957	—	—	2,974
Retirement of treasury stock	(8,250,000)	(8,250)	(1,476,750)	—	1,485,000	—
Net income	—	—	—	149,658	—	149,658
Balance at December 31, 2008	20,929,006	$20,929	$3,359,380	$(3,196,916)	$(16,124)	$167,269
Stock repurchase of 3,325 shares on the open market	—	—	—	—	(765)	(765)
Stock-based compensation expense	—	—	26,928	—	—	26,928
Net loss	—	—	—	(112,713)	—	(112,713)
Balance at June 30, 2009	20,929,006	$20,929	$3,386,308	$(3,309,629)	$(16,889)	$80,719

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

The following schedule is a reconciliation of the share data used in the basic and diluted income (loss) per share computations:

	Second Quarter ended		Year to Date Period ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Basic:
Weighted average shares outstanding	20,868,481	19,984,506	20,869,050	19,988,797

Diluted:
Weighted average shares outstanding	20,868,481	19,984,506	20,869,050	19,988,797
Weighted average effects of dilutive securities	87,770	62,883	—	—
Total	20,956,251	20,047,389	20,869,050	19,988,797

Antidilutive securities:	7,062,810	10,410,310	8,831,310	10,665,310

Integrated Management Information, Inc.

Notes to the Financial Statements

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

				Weighted Avg.
		Weighted Avg.	Weighted Avg.	Remaining
	Number of	Exercise Price	Fair Value	Contractual Life	Aggregate
	Options/Warrants	per Share	per Share	(in years)	Intrinsic Value

Outstanding, December 31, 2008	10,548,810	$1.51	$0.03	1.78
Granted	—	$—	$—	—
Exercised	—	$—	$—	—
Canceled	(1,717,500)	$0.97	$0.14	0.01
Outstanding, June 30, 2009	8,831,310	$1.62	$0.01	1.60	$31,285
Exercisable, June 30, 2009	7,135,188	$1.44	$0.01	1.60	$23,807

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on June 30, 2009 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on June 30, 2009.

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Year to Date Period ended
	June 30,	June 30,
	2009	2008

Expected life of options from date of grant	N/A	3.0 years
Risk free interest rate	N/A	2.5%
Expected volatility	N/A	35.9%
Assumed dividend yield	N/A	0.0%

No stock options were granted during the year to date period ended June 30, 2009 or the second quarter ended June 30, 2008.

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

Our stock-based compensation cost for the second quarters ended June 30, 2009 and 2008 was $15,779 and $884, respectively, and has been included in general and administrative expenses. Stock-based compensation cost for the year to date periods ended June 30, 2009 and 2008 was $26,978 and $3,717,

Integrated Management Information, Inc.

Notes to the Financial Statements

respectively. No tax benefits were recognized for these costs due to our cumulative losses as well as a full valuation reserve on our deferred tax assets.

Note 5 - Stock Buyback Plan

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market over the first six months of 2008. Our Board of Directors extended the period of time in which we can buy back shares until June 30, 2009.

As of June 30, 2009, we have repurchased 60,525 shares at an average price of $0.26 per share. Total cash consideration for the repurchased shares was $16,889. The repurchased shares are recorded as part of treasury stock and are accounted for under the cost method.

Note 6 – Income Taxes

Deferred tax assets and liabilities have been determined based upon the differences between the financial statement amounts and the tax bases of assets and liabilities as measured by enacted tax rates expected to be in effect when these differences are expected to reverse. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our net operating loss carry forwards are the most significant component of our deferred income tax assets; however, the ultimate realization of our deferred income tax assets is dependent upon generation of future taxable income. We consider past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As of June 30, 2009 and December 31, 2008, we believe it is more likely than not that our net deferred tax asset will not be realized and accordingly we have recorded a valuation allowance against the deferred tax assets.

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

Integrated Management Information, Inc.

Notes to the Financial Statements

Note 7 - Notes Payable

Notes payable consist of the following:

	June 30,	December 31,
	2009	2008

Equipment Note Payable	$33,363	$—
Lapaesotes Note Payable	350,000	300,000
	$383,363	$300,000
Less current portion of notes payable and other long-term debt	8,154	—
Notes payable and other long-term debt	$375,209	$300,000

Equipment Note Payable

On January 31, 2009, we issued a note payable in the amount of $35,963 for the purchase of a vehicle used primarily for business purposes. Under the Note, interest and principal payments are due in equal monthly installments of $870.55 over 4 years beginning March 17, 2009. The Note is fully secured by the vehicle.

Lapaseotes Note Payable

In September 2007, we obtained $300,000 in unsecured debt financing. In April 2009, an additional $50,000 was obtained under the same financing terms. The notes are held by a major shareholder; bear an interest rate of 9% per annum, payable quarterly. The principal balance is due on September 12, 2011.

Note 8 - Related Party Transactions

As previously discussed in Note 7, we have $350,000 payable of unsecured debt payable to a major shareholder who is related to Pete Lapaseotes, a director.

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

As of June 30, 2009, the annual primary lease payments are as follows:

Years Ending December 31,	Amount
2009	23,370
2010	47,326
2011	48,509
2012	24,554
Thereafter	—
Total lease commitments	$143,759

We lease a copier machine which requires a base rent of $375.00 per month or $4,500 annually. The lease expires in April 2014.

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

The primary driver of our operating cash flow is our third-party verification solutions, specifically the gross margin generated from services provided. Therefore we focus on the elements of those operations including revenue growth and long term projects that ensure a steady stream of operating profits to enable us to meet our cash obligations. On a weekly basis we review the performance of each of our revenue streams focusing on third party verification solutions compared with prior periods and our operating plan. Based on the continued sales growth, overall improvement in our performance and our ability to secure additional financing, we believe that we have sufficient cash on hand to execute our current Business Plan although we can give no assurance. The culmination of all our efforts has brought opportunities to us including: increased investor confidence and renewed interest in our company, third-party interest in our expertise to develop and enhance websites, as well as the potential to develop business relationships with long term strategic partners. In keeping with our core business, we will continue to review our business model with a focus on profitability, long term capital solutions and the potential impact of acquisitions or divestitures, if such an opportunity arises.

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

Liquidity and Capital Resources

At June 30, 2009, we had cash and cash equivalents of $128,548 compared to $154,044 of cash and cash equivalents at December 31, 2008. Our working capital at June 30, 2009 was $343,788 compared to $387,901 at December 31, 2008.

Net cash used in operating activities during the second quarter 2009 was $53,400 compared to $95,064 during the same period in 2008. Cash used by operating activities (continuing and discontinued operations) is driven by our net loss and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets and stock based compensation expense. The improvement was primarily driven by the timing of cash receipts and cash disbursements.

Net cash used in investing activities of $54,695 is primarily attributable to capital expenditures. Our capital expenditures were $58,695 and $34,731 for the year to date periods ended June 30, 2009 and 2008, respectively. Our capital expenditures are primarily related to purchases and internal development of information technology assets to support our product and service offerings. As we anticipate continued growth, we expect to continue investing additional capital in our information technology assets.

Net cash provided by financing activities of $82,599 during the year to date period ended June 30, 2009 was primarily related to $50,000 additional financing acquired under an existing note payable and approximately $40,000 in new debt acquired in connection with the acquisition of equipment.

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

The primary driver of our operating cash flow is our third-party verification solutions, specifically the gross margin generated from services provided. Therefore we focus on the elements of those operations including revenue growth and long term projects that ensure a steady stream of operating profits to enable us to meet our cash obligations. On a weekly basis we review the performance of each of our revenue streams focusing on third party verification solutions compared with prior periods and our operating plan. Based on the continued sales growth, overall improvement in our performance and our ability to secure additional financing, we believe that we have sufficient cash on hand to execute our current Business Plan although we can give no assurance. The culmination of all our efforts has brought opportunities to us including: increased investor confidence and renewed interest in our company, third-party interest in our expertise to develop and enhance websites, as well as the potential to develop business relationships with long term strategic partners. In keeping with our core business, we will continue to review our business model with a focus on profitability, long term capital solutions and the potential impact of acquisitions or divestitures, if such an opportunity arises.

Off Balance Sheet Arrangements

As of June 30, 2009, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Second Quarter and Year to Date Periods ended June 30, 2009 compared to the Same Periods in Fiscal Year 2008

Our Statements of Operations present income (loss) from continuing operations and loss from discontinued operations. All discussions are based on income from continuing operations and therefore exclude all income statement items of the current and prior year’s discontinued operations.

Revenues

Revenues are derived from sales of our USVerified identification and verification solutions, consulting services, web-based development and hardware sales. Revenues for the second quarter and year to date period ended June 30, 2009 were $645,880 and $1,123,205 compared to $633,716 and $1,171,046, respectively. While the improvement during second quarter represents modest growth, we believe it is significant in light of the current economic conditions severely impacting the food industry. On a comparable year to date basis, the first quarter in the prior year included significant growth in new customers due to a delisting of a competitor by the USDA. Currently, verification services provided to those customers that we acquired in the first quarter of the prior year are now spread more evenly throughout our fiscal year.

During the second quarter ended June 30, 2009, our third party verification revenue, which includes sales of our USVerified solutions and related consulting, program development and web-based development services, slightly decreased 5% to $542,391 compared to $570,830 in the same quarter 2008. On a comparable quarter to quarter basis, 2008 included approximately $97,000 in revenue related to a special grant funded project for premise registrations throughout the USDA. Excluding this non-recurring revenue stream, verification revenue for second quarter 2009 improved 14.5% over the comparable revenue stream in second quarter 2008.

For the year to date period ended June 30, 2009, third party verification revenue slightly decreased 6.4% to $955,030 compared to $1,020,672 in the same 2008 period.  On a comparable year to date basis, 2008 included approximately $214,000 in revenue related to a special grant funded project for premise registrations throughout the USDA. Excluding this non-recurring revenue stream, verification revenue for the year to date period ended June 30, 2009 improved 18.4% over the comparable revenue stream in 2008. This project was specific to the years ended 2007 and 2008. Midway through the USDA grant funded project, the USDA re-evaluated the project and decided to discontinue the project. As of June 30, 2009 we have approximately $150,000 in receivables outstanding related to this project that is greater than 90 days past due. We believe we will collect the full amount due and accordingly have not reserved any portion of the amount outstanding.

Revenues derived from sales of hardware, primarily sales of cattle identification ear tags, increased 54.2% to $96,990 in the second quarter 2009 compared to $62,886 in the second quarter 2008. For the year to date period ended June 30, 2009, hardware sales increased 48.5% to $156,085 compared to $105,125 in the same 2008 period.

We believe that occurrence of the following events will drive our business forward effectively increasing customer demand for third party verification services and presenting additional opportunities:

•                  The reopening of key export markets;

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

Cost of Sales and Gross Margin

Cost of sales for the second quarter 2009 was $294,393 compared to $221,277 during the second quarter 2008. Gross margin for the second quarter 2009 declined by approximately 11 basis points to 54.4% of revenues compared to 65.1% for the second quarter 2008. For the year to date period ended June 30, 2009, cost of sales was 573,489 compared to $427,603 for the same 2008 period. Gross margins declined 14.5 basis points to 48.9% in 2009 compared to 63.5% in the same 2008 period.

Certain elements of costs of sales are fixed in nature such as salaries and rent. Accordingly, when sales volumes remain relatively constant or decrease during a difficult economic period, cost of sales does not decrease in the same proportion. Therefore, cost of sales as a percentage of sales may be adversely affected by reduced volumes or the impact of inflation.

The decrease in our gross margins during 2009 compared to 2008 was partially due to shifts in the sales mix of lower margin hardware product sales coupled with the absorption of certain costs which are generally fixed in nature. More specifically in early 2008, we increased our headcount of dedicated personnel providing program development and web based development services in connection with our third party verification programs. Due to our focus on margins and customer service, we are committed to long term growth and the scalability of the programs we develop.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter 2009 were $293,168, a decrease of $47,556, or 14% over the second quarter 2008 amount of $340,724. For the year to date period ended June 30, 2009, expenses decreased $80,910 or 11.1% to $649,475 compared to $730,385 for the same year to date period in 2008. The decrease was primarily due to a net reduction in salaries due to a lesser number of office support personnel offset by adjustments to salaries for costs of living and annual performance reviews.

Income (Loss) from Continuing Operations and per Share information

As a result of the foregoing, income from continuing operations for the second quarter ended June 30, 2009 was $49,265 or less than a penny per basic and diluted common share, compared to $62,871 or less than a penny per basic and diluted common share for the second quarter ended June 30, 2008.

Loss from continuing operations for the year to date period ended June 30, 2009 was $112,713 or $0.01 per basic and diluted common share, compared to $3,154 or less than a penny per basic and diluted common share for the same period in 2008.

Net Income (Loss)

Net income for the second quarter ended June 30, 2009 was $49,265 compared to $42,734 for the second quarter ended June 30, 2008. For the year to date period ended June 30, 2009, net loss was $112,713 compared to $17,816 for the same period ended June 30, 2008.

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

Date: August 4, 2009	Integrated Management Information, Inc.

	By:	/s/ John K. Saunders

Chief Executive Officer

	By:	/s/ Dannette D. Boyd

Chief Financial Officer