Form 10-Q
period 2009-09-30
Integrated Management Information, Inc.
filed 2009-11-12
CIK 1360565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2009

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

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of November 5, 2009 was 20,868,481.

Transitional small business disclosure format (check one):  Yes ☐ No ☒

Integrated Management Information, Inc.

September 30, 2009

Part 1 - Financial Information

Integrated Management Information, Inc.

Balance Sheets

(Unaudited)

	Sept 30,	Dec 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$245,352	$154,044
Accounts receivable, net of allowance	374,907	458,715
Inventories	—	14,350
Prepaid expenses and other current assets	8,864	33,073
Total current assets	629,123	660,182
Property and equipment, net	134,550	78,275
Intangible assets, net	764	1,093
Total assets	$764,437	$739,550

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$203,283	$218,843
Accrued expenses and other current liabilities	38,030	53,438
Current portion of notes payable	8,309	—
Total current liabilities	249,622	272,281
Notes payable and other long-term debt	363,060	300,000
Commitments and contingencies
Stockholders equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 20,929,006 and 20,929,006 shares issued, respectively; and 20,868,481 and 20,871,806 shares outstanding, respectively	20,929	20,929
Additional paid-in-capital	3,386,948	3,359,380
Treasury stock of 60,525 and 57,200 shares, respectively	(16,889)	(16,124)
Accumulated deficit	(3,239,233)	(3,196,916)
Total stockholders’ equity	151,755	167,269
Total liabilities and stockholders’ equity	$764,437	$739,550

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Operations

(Unaudited)

	Third Quarter ended
	Sept 30,	Sept 30,
	2009	2008

Revenues	$778,736	$597,262
Costs of revenues	391,446	352,152
Gross profit	387,290	245,110
Selling, general and administrative expenses	308,030	391,312
Gain on sale of equipment	—	(366,991)
Income from operations	79,260	220,789
Other expense (income):
Interest expense	9,114	7,603
Other income, net	(250)	(875)
Income before income taxes	70,396	214,061
Income taxes	—	—
Income from continuing operations	70,396	214,061
Loss from discontinued operations	—	(53,071)
Net income	$70,396	$160,990

Income per share from continuing operations:
Basic	$—	$0.01
Diluted	$—	$0.01

Loss per share from discontinued operations:
Basic	$—	$—
Diluted	$—	$—

Weighted average shares outstanding:
Basic	20,868,481	20,856,009
Diluted	20,996,910	21,372,672

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Operations

(Unaudited)

	Year to Date Period ended
	Sept 30,	Sept 30,
	2009	2008

Revenues	$1,901,941	$1,768,308
Costs of revenues	964,935	779,754
Gross profit	937,006	988,554
Selling, general and administrative expenses	957,505	1,121,697
Gain on sale of equipment	(4,000)	(366,991)
Income from operations	(16,499)	233,848
Other expense (income):
Interest expense	26,462	25,075
Other income, net	(644)	(2,135)
Income (loss) before income taxes	(42,317)	210,908
Income taxes	—	—
Income (loss) from continuing operations	(42,317)	210,908
Loss from discontinued operations	—	(67,733)
Net income (loss)	$(42,317)	$143,175

Income (loss) per share from continuing operations:
Basic	$—	$0.01
Diluted	$—	$0.01

Loss per share from discontinued operations:
Basic	$—	$—
Diluted	$—	$—

Weighted average shares outstanding:
Basic	20,868,859	20,583,331
Diluted	20,868,859	20,646,214

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Cash Flows

(Unaudited)

	Year to Date Period ended Sept 30,
	2009	2008
Operating activities:
Net income (loss)	$(42,317)	$143,175
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amorization	39,525	38,080
Stock based compensation expense	27,568	5,716
Provision for doubtful accounts	12,722	4,146
Amortization under advertising rights	—	5,000
Loss (gain) on sale/disposal of equipment	(4,000)	4,709
Gain on sale of online businesses	—	(366,991)
Changes in assets and liabilities:
Accounts receivable	71,086	(349,831)
Inventories	14,350	6,166
Prepaid expenses and other current assets	24,209	(13,787)
Accounts payable	(15,560)	11,604
Accrued expenses and other current liabilities	(15,408)	2,520
Deferred revenue	—	(5,750)
Net cash provided by (used in) operating activites	112,175	(515,243)

Investing activities:
Acquisition of property and equipment	(95,471)	(45,521)
Proceeds from sale of online businesses	—	800,000
Proceeds from sale of equipment	4,000	800
Net cash provided by (used in) investing activities	(91,471)	755,279

Financing activities:
Proceeds from line of credit	—	38,000
Repayments on line of credit	—	(108,000)
Proceeds from Notes Payable	89,964	—
Repayment under Notes Payable	(18,595)	(350,000)
Proceeds from issuance of common stock	—	125,000
Stock repurchase under Buyback Program	(765)	(13,690)
Net cash provided by (used in) financing activities	70,604	(308,690)
Net change in cash and cash equivalents	91,308	(68,654)
Cash and cash equivalents at beginning of year	154,044	170,882
Cash and cash equivalents at end of year	$245,352	$102,228

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Stockholders’ Equity

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2007	28,245,506	$28,246	$4,705,679	$(3,346,574)	$(1,485,000)	$(97,649)

Stock repurchase of 57,200 shares on the open market	—	—	—	—	(16,124)	(16,124)
Stock-based compensation expense	—	—	3,410	—	—	3,410
Issuance of common stock in connection with a private placement in July 2008	916,000	916	124,084	—	—	125,000
Exercise of stock options	17,500	17	2,957	—	—	2,974
Retirement of treasury stock	(8,250,000)	(8,250)	(1,476,750)	—	1,485,000	—
Net income	—	—	—	149,658	—	149,658
Balance at December 31, 2008	20,929,006	$20,929	$3,359,380	$(3,196,916)	$(16,124)	$167,269
Stock repurchase of 3,325 shares on the open market	—	—	—	—	(765)	(765)
Stock-based compensation expense	—	—	27,568	—	—	27,568
Net loss	—	—	—	(42,317)	—	(42,317)
Balance at September 30, 2009	20,929,006	$20,929	$3,386,948	$(3,239,233)	$(16,889)	$151,755

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

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2008 included in our Form 10-K filed on March 31, 2009. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading.

Integrated Management Information, Inc.

Notes to the Financial Statements

The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management necessary for a fair presentation of our financial position and results of operations. The operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Certain reclassifications have been made to conform previously reported data to the current presentation. These reclassifications have no effect on net income or financial position as previously reported.

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

The following schedule is a reconciliation of the share data used in the basic and diluted income (loss) per share computations:

	Third Quarter ended		Year to Date Period ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2009	2008	2009	2008
Basic:
Weighted average shares outstanding	20,868,481	20,856,009	20,868,859	20,583,331

Diluted:
Weighted average shares outstanding	20,868,481	20,856,009	20,868,859	20,583,331
Weighted average effects of dilutive securities	128,429	516,663	—	62,883
Total	20,996,910	21,372,672	20,868,859	20,646,214

Antidilutive securities:	7,062,810	10,460,310	8,831,310	10,460,310

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

				Weighted Avg.
		Weighted Avg.	Weighted Avg.	Remaining
	Number of	Exercise Price	Fair Value	Contractual Life	Aggregate
	Options/Warrants	per Share	per Share	(in years)	Intrinsic Value

Outstanding, December 31, 2008	10,548,810	$1.51	$0.03	1.78
Granted	—	$—	$—	—
Exercised	—	$—	$—	—
Canceled	(1,717,500)	$0.97	$0.14	0.01
Outstanding, September 30, 2009	8,831,310	$1.62	$0.01	1.35	$31,285
Exercisable, September 30, 2009	7,303,810	$1.41	$0.01	1.36	$27,160

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on September 30, 2009 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on September 30, 2009.

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Quarter ended		For the Year to Date Period ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2009	2008	2009	2008

Expected life of options from date of grant	N/A	3.0 years	N/A	3.0 years
Risk free interest rate	N/A	2.8 - 2.9%	N/A	2.5 - 2.9%
Expected volatility	N/A	35.9%	N/A	35.9%
Assumed dividend yield	N/A	0.0%	N/A	0.0%

No stock options have been granted during the year to date period ended September 30, 2009.

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

Our stock-based compensation cost for the third quarters ended September 30, 2009 and 2008 was $640 and $2,000, respectively, and has been included in general and administrative expenses. Stock-based compensation cost for the year to date periods ended September 30, 2009 and 2008 was $27,568 and $5,716, respectively. No tax benefits were recognized for these costs due to our cumulative losses as well as a full valuation reserve on our deferred tax assets.

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

Note 6 — Income Taxes

Deferred tax assets and liabilities have been determined based upon the differences between the financial statement amounts and the tax bases of assets and liabilities as measured by enacted tax rates expected to be in effect when these differences are expected to reverse. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our net operating loss carry forwards are the most significant component of our deferred income tax assets; however, the ultimate realization of our deferred income tax assets is dependent upon generation of future taxable income. We consider past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As of September 30, 2009 and December 31, 2008, we believe it is more likely than not that our net deferred tax asset will not be realized and accordingly we have recorded a valuation allowance against the deferred tax assets.

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

Integrated Management Information, Inc.

Notes to the Financial Statements

Note 7 - Notes Payable

Notes payable consist of the following:

	September 30,	December 31,
	2009	2008

Equipment Note Payable	$31,369	$—
Lapaesotes Note Payable	340,000	300,000
	$371,369	$300,000
Less current portion of notes payable and other long-term debt	8,309	—
Notes payable and other long-term debt	$363,060	$300,000

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

Note 8 - Related Party Transactions

As previously discussed in Note 7, we have unsecured debt payable to a major shareholder who is related to Pete Lapaseotes, a director.

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

As of September 30, 2009, the annual primary lease payments are as follows:

Years Ending December 31,	Amount
2009	11,970
2010	47,326
2011	48,509
2012	24,554
Thereafter	—
Total lease commitments	$132,359

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

Note 11 - Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (SFAS 165) codified as FASB Accounting Standards Codification Topic 855 (ASC 855).  SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are available to be issued (subsequent events). More specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition in the financial statements, identifies the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that should be made about events or transactions that occur after the balance sheet date.  SFAS 165 provides largely the same guidance on subsequent events which previously existed only in auditing literature.  We have adopted SFAS 165 and it did not have an impact on our financial statements.

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”), a replacement of FASB Statement No. 162” codified as FASB ASC Topic 105. All existing accounting standard documents are superseded by the Codification, which does not change or alter existing GAAP. Since we have adopted SFAS No. 168, any references to GAAP included in our historical public filings with the SEC are no longer included in the Company’s filings. The adoption of SFAS No. 168 had no impact on our financial statements.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

Note 12 – Subsequent Events

We have evaluated all subsequent events through November 12, 2009, the date this Quarterly Report on Form 10-Q was filed with the SEC. No material subsequent events have occurred since September 30, 2009 that required recognition or disclosure in these financial statements.

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

We stand at the forefront of a rapidly evolving movement to track livestock and verify sources of beef and other livestock products. In the aftermath of the discovery of the first case of mad cow disease in the United States in December, 2003, many of the largest U.S. beef and other livestock export markets were closed resulting in significant losses to the industry. In response to the crisis, several initiatives were enacted to facilitate the reopening of key export markets. Most notably, U.S. suppliers seeking to sell beef and other livestock products to other countries were required to participate in a pre-approved Quality System Assessment Program so as to have an approved means of verifying specific product requirements. In response, we were the first to develop a USDA Quality System Assessment document management system for auditing the tracking systems used by beef and other livestock producers to verify source and age. We introduced our USVerified Source and Age Verification system in 2005, and over the years we have continued to enhance and further develop programs to address other verification needs including, but not limited to, non-hormone treated cattle (NHTC) and humane handling marketing claims. More recently, we worked with compliance programs, and marketing approaches in advance of completion of the country of origin labeling (COOL) legislation’s final rule, requiring meat retailers to display the country of origin on their meat and produce labels. In March 2009, we introduced our VerifiedGreen™ Verification program. This program caters to producers and consumers who are committed to reducing their carbon footprint. Such a program is expected to appeal to forward-thinking producers and retailers who are both environmentally conscious and looking for a marketing edge as well as to consumers who want to support producers practicing good environmental stewardship.

Current Marketplace Conditions

We believe the following recent events will drive our business forward effectively increasing consumer demand for third party verification services and presenting additional opportunities:

•              In September 2009, the Democratic Party of Japan (DPJ) scored an overwhelming victory in Japan’s elections. Of particular concern for the U.S. meat industry is the fact that the DPJ has taken a relatively harder line against expanded access for beef imports from the United States (US). Thus, it looks that in the near term, with Japan focused on a transitional government, and being more protectionists in nature, the current agreement for supplying Japan—cattle must be age verified as 20 months of age or less—will stay intact. This sets the stage for continued growth in IMI’s third party source and age verification services. This was evidenced by a 30% growth in third quarter for cow/calf verification services.

•              U.S. beef has been largely absent from the European Union (EU) for the past 19 years. With limited domestic and Brazilian supply into the EU and a newly negotiated and implemented, as of August 2009, duty-free beef quota, there is great optimism in US beef demand in the EU. Currently the new quota is limited to non-hormone-treated beef (NHTC), which requires third party verification, but with duty-free access significantly lowering the cost of doing business in Europe, we believe that it offers significantly more potential for third party NHTC verification services and our new product line, High Quality Beef verification services.

•              With increased consumer consciousness generated by movies such as “Food, Inc.” and Time Magazine’s August 2009 cover article “The Real Cost of Cheap Food”, consumers are looking for answers to questions including food production practices and overall food safety and regulation. Additionally, there has been a shift in attitude within the new administration that is uniquely positioning the agricultural industry. “Know Your Farmer Know Your Food” is a new USDA initiative to help more Americans understand where their food comes from and how they can support development of local and regional food systems.

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

Liquidity and Capital Resources

At September 30, 2009, we had cash and cash equivalents of $245,352 compared to $154,044 of cash and cash equivalents at December 31, 2008. Our working capital at September 30, 2009 was $379,501 compared to $387,901 at December 31, 2008.

Net cash provided by operating activities for the year to date period ended September 30, 2009 was $112,175 compared to $515,243 net cash used by operating activities during the same period in 2008. Cash used by operating activities (continuing and discontinued operations) is driven by our net loss and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets and stock based compensation expense. The improvement was primarily driven by the timing of cash receipts and cash disbursements.

Net cash used in investing activities of $91,471 for the year to date period ended September 30, 2009 is primarily attributable to capital expenditures. Our capital expenditures were $95,471 and $45,521 for the year to date periods ended September 30, 2009 and 2008, respectively. Our capital expenditures are primarily related to purchases and internal development of information technology assets to support our product and service offerings. As we anticipate continued growth, we expect to continue investing additional capital in our information technology assets. Net cash provided by investing activities of $755,279 for the year to date period ended September 30, 2008 was primarily due to the sale of the online businesses during third quarter 2008.

Net cash provided by financing activities of $70,604 during the year to date period ended September 30, 2009 was primarily related to $50,000 additional financing acquired under an existing note payable and approximately $40,000 in new debt acquired in connection with the acquisition of equipment. Net cash used in financing activities of $308,690 during the year to date period ended September 30, 2008 was primarily related to the repayment of the CattleNetwork Note Payable.

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

Off Balance Sheet Arrangements

As of September 30, 2009, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Third Quarter and Year to Date Periods ended September 30, 2009 compared to the Same Periods in Fiscal Year 2008

Our Statements of Operations present income (loss) from continuing operations and loss from discontinued operations. All discussions are based on income from continuing operations and therefore exclude all income statement items of the current and prior year’s discontinued operations.

Revenues

Revenues are derived from sales of our USVerified identification and verification solutions, consulting services, web-based development and hardware sales. Revenues for the third quarter and year to date period ended September 30, 2009 were $778,736 and $1,901,941 compared to $597,262 and $1,768,308, respectively. While the improvement year to date represents modest growth, we believe it is significant in light of the current economic conditions severely impacting the food industry.

During the third quarter ended September 30, 2009, our third party verification revenue, which includes sales of our USVerified solutions and related consulting, program development and web-based development services, increased 31.6% to $581,032 compared to $441,564 in the same quarter 2008. For the year to date period ended September 30, 2009, third party verification revenue increased 23.1% to $1,536,062 compared to $1,248,150 in the same 2008 period.

For purposes of analysis of our verification revenue stream as discussed above, we have not included approximately $214,000 in 2008 year to date revenue related to a special grant funded project for premise registrations throughout the USDA. This project was specific to the years ended 2007 and 2008. Midway through the USDA grant funded project, the USDA re-evaluated the project and decided to discontinue the project. As of September 30, 2009 we have approximately $150,000 in receivables outstanding related to this project that is greater than 90 days past due. We believe we will collect the full amount due and accordingly have not reserved any portion of the amount outstanding.

Revenues derived from sales of hardware, primarily sales of cattle identification ear tags, increased 29.1% to $191,254 in the third quarter 2009 compared to $148,198 in the third quarter 2008. For the year to date period ended September 30, 2009, hardware sales increased 37.1% to $347,339 compared to $253,324 in the same 2008 period.

Cost of Sales and Gross Margin

Cost of sales for the third quarter 2009 was $391,446 compared to $352,152 during the third quarter 2008. Gross margin for the third quarter 2009 improved by approximately 9 basis points to 49.7% of revenues compared to 41% for the third quarter 2008. For the year to date period ended September 30, 2009, cost of sales was $964,935 compared to $779,754 for the same 2008 period. Gross margins declined approximately 7 basis points to 49.3% in 2009 compared to 55.9% in the same 2008 period.

Certain elements of costs of sales are fixed in nature such as salaries and rent. Accordingly, when sales volumes remain relatively constant or decrease during a difficult economic period, cost of sales does not decrease in the same proportion. Therefore, cost of sales as a percentage of sales may be adversely affected by reduced volumes or the impact of inflation.

The decrease in our gross margins during the year to date period in 2009 compared to 2008 was partially due to shifts in the sales mix of lower margin hardware product sales coupled with the absorption of certain costs which are generally fixed in nature. More specifically in early 2008, we increased our headcount of dedicated personnel providing program development and web based development services in connection with our third party verification programs. Due to our focus on margins and customer service, we are committed to long term growth and the scalability of the programs we develop.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter 2009 were $308,030, a decrease of $83,282, or 21.3% over the third quarter 2008 amount of $391,312. For the year to date period ended September 30, 2009, expenses decreased $164,192 or 14.6% to $957,505 compared to $1,121,697 for the same year to date period in 2008. The decrease was primarily due to a net reduction in salaries due to a lesser number of office support personnel offset by adjustments to salaries for costs of living and annual performance reviews.

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

Income (Loss) from Continuing Operations and per Share information

As a result of the foregoing, income from continuing operations for the third quarter ended September 30, 2009 was $70,396 or less than a penny per basic and diluted common share, compared to $214,061 or $0.01 per basic and diluted common share for the third quarter ended September 30, 2008.

Loss from continuing operations for the year to date period ended September 30, 2009 was $42,317 or less than a penny per basic and diluted common share, compared to income from continuing operations of $210,908 or $0.01 per basic and diluted common share for the same period in 2008.

Net Income (Loss)

Net income for the third quarter ended September 30, 2009 was $70,396 compared to $160,990 for the third quarter ended September 30, 2008. For the year to date period ended September 30, 2009, net loss was $42,317 compared to net income of $143,175 for the same period ended September 30, 2008.

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

Date: November 10, 2009	Integrated Management Information, Inc.
	By:	/s/ John K. Saunders
Chief Executive Officer

	By:	/s/ Dannette D. Boyd
Chief Financial Officer