Form 10-K
period 2009-12-31
Integrated Management Information, Inc.
filed 2010-03-31
CIK 1360565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of March 20, 2010 was 20,849,481. The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2009, the last business day of our most recently completed second fiscal quarter was $1,104,672.

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

More recently, we worked with compliance programs, and marketing approaches in advance of completion of the country of origin labeling (COOL) legislation’s final rule, requiring meat retailers to display the country of origin on their meat and produce labels. In March 2009, we introduced our VerifiedGreen™ Verification program. This program caters to producers and consumers who are committed to reducing their carbon footprint. Then in March 2010, in response to consumers’ demand of increased transparency regarding the origins and safety of their food, we introduced our ‘Where Food Comes From’ consumer labeling program. This program is a rigorous qualification protocol under which only those farmers, ranchers and processors who meet strict third-party verification requirements may display the distinctive “Where Food Comes From” brand.  It is the first of its kind that directly connects the consumer with the food supply chain in a way that fosters confidence at the point of purchase. We believe that as consumers become better educated, they will have more confidence in their food purchase decisions. In addition to building consumer confidence, the ‘Where Food Comes From’ label gives producers and processors a way to enhance, differentiate and even protect their valuable brands.

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

Initiatives under the United States Department of Agriculture

To support industry driven marketing programs and to comply with trade agreements established with international export partners, the United States Department of Agriculture (USDA), Agriculture Marketing Service, Audit, Review and Compliance Branch has established the voluntary Quality System Assessment, Non Hormone Treated Cattle (NHTC), and Process Verified programs based on ISO 9001 Instructions. These programs provide guidelines and structure to enable suppliers of agricultural products and services to assure customers of their ability to provide consistent quality products or services by having their processes audited by independent, third-party auditors using USDA approved methodologies and programs.

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

The USDA’s Process Verified Program (PVP) is similar to the QSA program, but broader in scope. Like the QSA, PVP ensures that companies deliver products that meet stated product claims. In addition, it provides the livestock and food industry with a verifiable marketing tool. Once marketing claims are verified by the USDA, the company may use the “USDA Process Verified” shield on its marketing materials.

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

Export Markets/Programs

To market beef and other livestock products outside of the United States, suppliers must comply with the QSA and PVP policies and procedures and address the specified product requirements addressed in the USDA Export Verification (EV) Instructions specific to each country. Regardless of final export destination or specific Export Verification program requirements, US suppliers seeking to sell beef and other livestock products must participate in a pre-approved QSA or PVP program so as to have an approved means of verifying source, age, and other specific product requirements. Therefore, though the program is voluntary, it is mandatory to gain access to many export markets.

Japan, Mexico, South Korea, and Europe are the world’s largest export markets. To market beef and other livestock products in these markets; beef, for example, is required to be sourced from cattle that are of a certain maximum age at the time of slaughter. The USDA’s QSA program is the standard mechanism for verifying source and age for these export markets and, therefore, is a mandatory requirement for producers, packers, and distributors to export to these key markets.

Business Opportunies

Export markets represent a significant opportunity for the US livestock and food industry. Therefore, international market access and growth is critical. Future growth opportunities for US protein lie in consumption growth internationally, as only 5% of the world’s population resides in the US. The following presents a sequence of events over the past 7 years that significantly impacted the US livestock and food industry:

•                  Prior to the discovery of the first case of mad cow disease (BSE) in the US in December 2003, the USDA estimated that the industry exported approximately 2.5 billion pounds to Japan, Mexico, South Korea, and Canada.

•                  The governments of these and other countries responded to the discovery by forbidding import of beef and other livestock products from the US, and exports fell to approximately $0.4 billion during 2004.

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

Beef exports for 2009 were projected at approximately 897 thousand metric tons, approximately 70 percent of the 2003 record export total. US red meat exports finished 2009 on a positive note with healthy gains in volume over December a year ago, positioning both beef and pork exports to start 2010 on an upward trend, according to statistics compiled by the U.S. Meat Export Federation (USMEF). Additionally, mandatory compliance with the NAIS could make American animal products more saleable overseas. The opportunity to participate in export markets presents a strong indicator of potential demand for approved verification processes, which have become essential. However, during the time in which certain export markets are closed, demand for solutions to comply with these regulatory requirements is constrained.

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

Our VerifiedGreen™ Verification program caters to producers and consumers who are committed to reducing their carbon footprint. Such a program is expected to appeal to forward-thinking producers and retailers who are both environmentally conscious and looking for a marketing edge as well as to consumers who want to support producers practicing good environmental stewardship.

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

Packers

We offer solutions to meat packers, processors and distributors to demonstrate that their products comply with USDA’s QSA requirements, Export Verification (EV) requirements as well as the USDA’s Process Verified Program (PVP), which is broader in scope than the QSA program. Suppliers with approved USDA Process Verified Programs are able to make marketing claims associated with their process verified points — such as age, source, feeding practices, or other raising and production claims. This service is provided and priced to meat packers on a packaged basis, which includes access to our Proprietary web based applications and processes, completion of a USDA program compliant manual, obtaining USDA approval, implementation services, and initial training. In addition, we offer a monthly service to maintain the USDA compliant manual and web host the data.

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

Third Party Verification Services

Services that qualify for compliance with the USDA’s Quality System Assessment, Process Verification, and Export Verification Programs are:

•                  USVerified™ Source and Age Verification

•                  USVerified™ Non-Hormone Treated Cattle (NHTC)

•                  Verified Natural Beef™

•                  Verified Green™

•                  Individual Animal Identification and Tag Allocation

We offer other verification programs including:

•                  Where Food Comes From® - our consumer labeling program for all of our verification services

•                  High Quality Beef — a program designed for the European Union

•                  Verified Humane

•                  Verified Grassfed — our program was approved for a USDA claim in Febuary 2010

•                  Verified Pork — our program was approved for a USDA claim in February 2010

All of our programs qualify for our WhereFoodComesFrom® verification seal of approval. As a third-party verification service provider, we must review each individual producer or food company’s claim and system to ensure that 100 percent of the supply is managed through a third party verification program recognized by the USDA, ISO and/or another internationally recognized standards.

We also offer consulting, program development and web-based development services on a customized basis to meet special customer requirements. For the years-ended December 31, 2009 and 2008, our third party verification programs provided approximately 82% and 81% of our total revenue, respectively.

Hardware Sales

In support of our third party verification service offerings, we offer hardware products (primarily identification cattle ear tags) to our customers. While these hardware products have lower profit margins compared with our proprietary offerings, they allow us to offer our customers a comprehensive solution. Approximately 18% and 17% of our total revenue was provided by the sale of hardware during the years-ended December 31, 2009 and 2008, respectively.

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

In February 2010, we announced our alliance with cowboy poet Baxter Black to promote our verification, identification and traceability solutions on RFD-TV’s “Cattlemen to Cattlemen” television program, a 60-minute news magazine focused on the cattle industry. We believe that Baxter Black is a high profile, beloved figure with enormous credibility in the agricultural community. He is an in-demand public speaker who has built a highly successful career exposing the flaws and foibles of everyday cowboy life.  He is known nationwide through his print column, National Public Radio appearances, books, CDs, videos and commercial radio.

COMPETITION

Of the 775,000 independent suppliers of cattle in the United States, we estimate that only approximately 40,000 use some form of verification program. We currently provide tracking information for approximately 6,000 of the most significant independent suppliers which we believe supply greater than 50% of the beef and other livestock products available for exports markets.

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

Our key competitors for our SupplyVerified Program are: AgInfolink, MicroBeef Technologies, and Sterling Solutions.

SEASONALITY

Our business is subject to seasonal fluctuations. Significant portions of our revenues are typically realized during the second and third quarters of the fiscal year when the calf marketings are at their peak. Because of the seasonality of the business and our industry, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

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

EMPLOYEES

As of December 31, 2009 we had 15 employees all of which are full-time. Our future success is substantially dependent upon the performance of our key senior management personnel, as well as our ability to attract and retain highly qualified technical personnel. Additional information regarding certain risks related to our employees is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

AVAILABLE INFORMATION

Our website is located at www.imiglobal.com. We make available free of charge on our investor relations website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (SEC). Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

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

We face corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as rules adopted by the Securities and Exchange Commission. We expect that changes in these laws, rules and regulations will continue to increase our legal and financial compliance costs and make some activities more difficult, time-consuming and costly particularly the outside review of our internal controls. We also expect that these requirements will make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur significantly higher costs to obtain coverage. These requirements are also likely to make it more difficult for us to attract and retain qualified individuals to serve as members of our board of directors or committees of the board.

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

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

We lease approximately 3,100 square feet of office space in a one story office facility in Castle Rock, Colorado which is used as our corporate headquarters. Our lease expires on June 18, 2011. Our rent for the facility in Castle Rock, Colorado is $5,221 per month, which includes CAM charges.

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

	2009		2008
	High	Low	High	Low
First quarter	$0.30	$0.30	$0.35	$0.10
Second quarter	$0.20	$0.15	$0.34	$0.16
Third quarter	$0.15	$0.15	$0.45	$0.14
Fourth quarter	$0.19	$0.19	$0.35	$0.06

Stockholders

As of March 29, 2010, we estimate that there were approximately 260 beneficial and actual owners of our Common Stock.

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

More recently, we worked with compliance programs, and marketing approaches in advance of completion of the country of origin labeling (COOL) legislation’s final rule, requiring meat retailers to display the country of origin on their meat and produce labels. In March 2009, we introduced our VerifiedGreen™ Verification program. This program caters to producers and consumers who are committed to reducing their carbon footprint. Then in March 2010, in response to consumers’ demand of increased transparency regarding the origins and safety of their food, we introduced our ‘Where Food Comes From’ consumer labeling program. This program is a rigorous qualification protocol under which only those farmers, ranchers and processors who meet strict third-party verification requirements may display the distinctive “Where Food Comes From” brand.  It is the first of its kind that directly connects the consumer with the food supply chain in a way that fosters confidence at the point of purchase. We believe that as consumers become better educated, they will have more confidence in their food purchase decisions. In addition to building consumer confidence, the ‘Where Food Comes From’ label gives producers and processors a way to enhance, differentiate and even protect their valuable brands.

Financial Highlights

•                  Revenues for the year ended December 31, 2009 increased 10.7% year over year to $2.7 million compared to $2.4 million. We continue to experience consistent growth in program development and web based development services in connection with our third party verification programs.

•                  Excluding the 2009 bad debt provision of $169,555 related to a 2007/2008 USDA grant funded project for premise registrations, SG&A expenses were $1,298,982 compared to $1,440,541 for 2008. This represents a 9.8% reduction in year over year expenses.

•                  For the year ended 2009 we achieved positive cash flow from operations of $102,678 compared to cash consumption of $438,537 for 2008. This represents our first full year to generate positive cash flow from operations.

•                  Earnings before interest, taxes, depreciation, amortization, and other operating expenses (Adjusted EBITDA), which is calculated starting with income (loss) from continuing operations, was $112,260 for 2009 compared to an adjusted loss of $67,698 for 2008.

Use of Non-GAAP Financial Information

In addition to the results reported in accordance with accounting principles generally accepted in the United States of America (GAAP) included in this filing, we have has provided certain non-GAAP financial information and Adjusted EBITDA. Management believes that the presentation of this non-GAAP financial information provides useful information to investors because this information may allow investors to better evaluate ongoing business performance and certain components of our results. This information should be considered in addition to the results presented in accordance with GAAP, and should not be considered a substitute for the GAAP results. We have reconciled the non-GAAP financial information included herein to the nearest GAAP measure in context.

RESULTS OF OPERATIONS

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Our Statements of Operations present income (loss) from continuing operations and loss from discontinued operations. All discussions are based on income from continuing operations and therefore exclude all income statement items of the prior year’s discontinued operations.

	Years ended December 31,		2009	2009 - 2008
Selected Financial Data	2009	2008	Improvement	% Change

Revenues	$2,660,530	$2,402,830	$257,700	10.7%
Third party verification	2,171,080	1,934,950	236,130	12.2%
Hardware	465,985	400,130	65,855	16.5%
Other	23,465	67,750	(44,285)	-65.4%
Costs of revenues	1,314,683	1,073,328	(241,355)	*
Gross profit	1,345,847	1,329,502	16,345	1.2%
Gross margin	50.6%	55.3%	—	*
Selling, general and administrative expenses	1,468,537	1,440,541	(27,996)	-1.9%
Gain on sale of online businesses	(4,000)	357,802	(361,802)	*
Interest expense	35,507	33,098	(2,409)	-7.3%
Income (loss) from continuing operations	(153,191)	217,391	(370,582)	*
Net income (loss)	(153,191)	149,658	(302,849)	*

* calculation not meaningful for discussion purposes

	Years ended December 31,
Adjusted EBITDA:	2009	2008
Income (loss) from continuing operations	$(153,191)	$217,391
Interest expense	35,507	33,098
Income taxes	—	—
Depreciation and amortization	56,389	39,615
Adjust for non-cash items:
Gain on sale of online businesses	4,000	(357,802)
Bad debt for USDA grant project	169,555	—
Adjusted EBITDA	$112,260	$(67,698)

Revenues

Revenues are derived from sales of our USVerified identification and verification solutions, consulting services, web-based development and hardware sales. Revenues for year ended December 31, 2009 were $2,660,530 compared to $2,402,830 for 2008, an improvement of approximately 11%. While the improvement represents modest growth, we believe it is significant in light of the current economic conditions severely impacting the food industry.

During 2009, our third party verification revenue, which includes sales of our USVerified solutions and related consulting, program development and web-based development services, increased 12.2% to $2,171,080 from $1,934,950 in 2008.

For purposes of further analysis of our verification revenue stream as discussed above, when we exclude approximately $214,000 in 2008 revenue related to a special grant funded project for premise registrations throughout the USDA, third party verification revenue improved 26.2% in 2009 compared to 2008. This project was specific to the years ended 2007 and 2008. Midway through the USDA grant funded project, the USDA re-evaluated the project and decided to discontinue the project.

Revenues derived from sales of hardware, primarily sales of cattle identification ear tags, increased 16.5% to $465,985 in 2009 compared to $400,130 in 2008.

Cost of Sales and Gross Margin

Cost of sales for 2009 was $1,314,683 compared to $1,073,328 during 2008. Gross margin for 2009 declined by approximately 5 basis points to 50.6% of revenues in 2009 compared to 55.3% in 2008.

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

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses for 2009 were $1,468,537, an increase of $27,996, or 1.9% over the 2008 amount of $1,440,541. The increase was primarily due to a bad debt provision of $169,555 for an account receivable outstanding due from the USDA that is greater than 90 days past due. The receivable is related to a special grant funded project for premise registrations throughout the USDA. This project was specific to the years ended 2007 and 2008. Midway through the USDA grant funded project, the USDA re-evaluated the project and decided to discontinue the project. Numerous times, we have attempted to collect this receivable but due to the length of time it has remained outstanding, the fact that the program was discontinued and the lack of response we have received from those responsible for this project, we have reserved the full amount outstanding as of December 31, 2009.

Excluding the 2009 bad debt provision of $169,555, SG&A expenses were $1,298,982 compared to $1,440,541 for 2008. This represents a 9.8% reduction in year over year expenses. The decrease was primarily due to a net reduction in salaries due to a lesser number of office support personnel offset by adjustments to salaries for costs of living and annual performance reviews.

Gain on Sale of Online Businesses

On July 15, 2008, we completed the sale of three wholly-owned online businesses — CattleNetwork, CattleStore and AgNetwork — to Vance Publishing Corp. (“Vance”), a privately held provider of print and electronic media with a strong presence in the agricultural industry. The assets sold in the transaction primarily represented all of the goodwill and intangible assets recorded on the balance sheet. We sold the assets at a substantial premium to the original purchase in 2005 and accordingly have recorded a gain on sale of approximately $358,000 for 2008.

Income (Loss) from Continuing Operations and per Share information

As a result of the foregoing, loss from continuing operations for the year ended December 31, 2009 was $153,191 or $0.01 loss per basic and diluted common share, compared to income from continuing operations of $217,391 or $0.01 per basic and diluted common share for the year ended December 31, 2008.

Net Income (loss)

Net loss for the year ended December 31, 2009 was $153,191, compared to net income of $149,658 which includes loss from discontinued operations of $67,733 for the year ended December 31, 2008.

Adjusted EBITDA

Management believes that the presentation of Adjusted EBITDA, a non-GAAP financial measurement, provides useful information to investors because this information may allow investors to better evaluate ongoing business performance and certain components of our results. Excluding the gain from the sale of our online businesses and the bad debt provision for the USDA special grant funded project, Adjusted EBITDA, which is calculated starting with income (loss) from continuing operations, was $112,260 for 2009 compared to an adjusted loss of $67,698 for 2008.

Liquidity and Capital Resources

At December 31, 2009, we had cash and cash equivalents of $214,329 compared to $154,044 of cash and cash equivalents at December 31, 2008. Our working capital at December 31, 2009 was $263,989 compared to $387,901 at December 31, 2008.

Net cash provided by operating activities during 2009 was $102,678 compared to net cash used in operating activities of $438,537 during the same period in 2008. Cash provided by (used in) operating activities (continuing and discontinued operations) is driven by our net loss and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets and stock based compensation expense. The improvement was primarily driven by better operating performance. Additionally, the timing of cash receipts and cash disbursements affects our operating assets and cash balances.

Net cash used in investing activities of $107,711 is primarily attributable to capital expenditures. Our capital expenditures were $111,711 and $70,951 for the years 2009 and 2008, respectively. Our capital expenditures are primarily related to purchases and internal development of information technology assets to support our product and service offerings. As we anticipate continued growth, we expect to continue investing additional capital in our information technology assets. Net cash provided by investing activities of $729,849 for the year 2008 was primarily due to the sale of the online businesses.

Net cash provided by financing activities of $65,318 during 2009 was primarily related to $50,000 additional financing acquired under an existing note payable and approximately $40,000 in new debt acquired in connection with the acquisition of equipment. Net cash used by financing activities of $308,150 during 2008 was primarily related to the repayment of the CattleNetwork Note Payable.

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

Off Balance Sheet Arrangements

As of December 31, 2009, we had no off-balance sheet arrangements of any type.

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

Stock-Based Compensation Expense

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. We estimate the volatility of our common stock on the date of grant based on the implied volatility of publicly traded options on our common stock, with a term of one year or greater. We believe that implied volatility calculated based on actively traded options on our common stock is a better indicator of expected volatility and future stock price trends than historical volatility. Therefore, expected volatility for the year ended December 31, 2009 and 2008 was based on a market-based implied volatility. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

RECENT ACCOUNTING PRONOUCEMENTS

Refer to Footnote 13 to the financial statements included in Item 8 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Integrated Management Information, Inc.:

We have audited the accompanying balance sheets of Integrated Management Information, Inc. as of December 31, 2009 and 2008 and the related statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Management Information, Inc. as of December 31, 2009 and 2008 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Gruber & Company, LLC

Lake Saint Louis, Missouri

March 29, 2010

Integrated Management Information, Inc.

Balance Sheets

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$214,329	$154,044
Accounts receivable, net of allowance of $174,955 and $5,400 (Note 2)	204,596	458,715
Inventories	—	14,350
Prepaid expenses and other current assets	65,695	33,073
Total current assets	484,620	660,182
Property and equipment, net	134,035	78,275
Intangible assets, net	655	1,093
Total assets	$619,310	$739,550

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$161,049	$218,843
Accrued expenses and other current liabilities	51,115	53,438
Short-term debt and current portion of notes payable (Note 4)	8,467	—
Total current liabilities	220,631	272,281
Notes payable and other long-term debt (Note 4)	360,871	300,000
Commitments and contingencies (Note 11)
Stockholders equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 20,929,006 and 20,929,006 shares issued, respectively; and 20,849,481 and 20,871,806 shares outstanding, respectively	20,929	20,929
Additional paid-in-capital	3,387,130	3,359,380
Treasury stock of 79,525 and 57,200 shares, respectively	(20,144)	(16,124)
Accumulated deficit	(3,350,107)	(3,196,916)
Total stockholders’ equity	37,808	167,269
Total liabilities and stockholders’ deficit	$619,310	$739,550

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Operations

	Years ended December 31,
	2009	2008

Revenues	$2,660,530	$2,402,830
Costs of revenues	1,314,683	1,073,328
Gross profit	1,345,847	1,329,502
Selling, general and administrative expenses	1,468,537	1,440,541
Gain on sale of online businesses	(4,000)	(357,802)
Income (loss) from operations	(118,690)	246,763
Other expense (income):
Interest expense	35,507	33,098
Other income, net	(1,006)	(3,726)
Income (loss) before income taxes	(153,191)	217,391
Income taxes	—	—
Income (loss) from continuing operations	$(153,191)	$217,391
Loss from discontinued operations	—	(67,733)
Net income (loss)	$(153,191)	$149,658

Income (loss) per share from continuing operations:
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.01

Loss per share from discontinued operations:
Basic	$—	$—
Diluted	$—	$—

Weighted average shares outstanding:
Basic	20,867,150	20,624,153
Diluted	20,867,150	20,680,922

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Cash Flows

	Year ended December 31,
	2009	2008
Operating activities:
Net income (loss)	$(153,191)	$149,658
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amorization	56,389	39,615
Stock based compensation expense	27,750	3,410
Provision for doubtful accounts	223,422	4,146
Amortization under advertising rights	—	5,000
Loss on disposal of equipment	—	4,708
Gain on sale of assets	(4,000)	(357,802)
Changes in assets and liabilities:
Accounts receivable	30,697	(269,124)
Inventories	14,350	4,409
Prepaid expenses and other current assets	(32,622)	10,422
Accounts payable	(57,794)	(40,261)
Accrued expenses and other current liabilities	(2,323)	13,032
Deferred revenue	—	(5,750)
Net cash provided by (used in) operating activites	102,678	(438,537)

Investing activities:
Acquisition of property and equipment	(111,711)	(70,951)
Proceeds from sale of online businesses	—	800,000
Proceeds from sale of equpment	4,000	800
Net cash provided by (used in) investing activities	(107,711)	729,849

Financing activities:
Proceeds from line of credit	—	38,000
Repayments on line of credit	—	(108,000)
Proceeds from Notes Payable	89,964	—
Repayment under Notes Payable	(20,626)	—
Repayment of CattleNetwork Note Payable	—	(350,000)
Proceeds from issuance of common stock	—	125,000
Proceeds from exercise of stock options	—	2,974
Stock repurchase under Buyback Program	(4,020)	(16,124)
Change in restricted cash balances	—	—
Net cash provided by (used in) financing activities	65,318	(308,150)
Net change in cash and cash equivalents	60,285	(16,838)
Cash and cash equivalents at beginning of year	154,044	170,882
Cash and cash equivalents at end of year	$214,329	$154,044

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Stockholders’ Equity

			Additional
	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2007	28,245,506	$28,246	$4,705,679	$(3,346,574)	$(1,485,000)	$(97,649)

Stock repurchase of 57,200 shares on the open market	—	—	—	—	(16,124)	(16,124)
Stock-based compensation expense	—	—	3,410	—	—	3,410
Issuance of common stock in connection with a private placement in July 2008	916,000	916	124,084	—	—	125,000
Exercise of stock options	17,500	17	2,957	—	—	2,974
Retirement of treasury stock	(8,250,000)	(8,250)	(1,476,750)	—	1,485,000	—
Net income	—	—	—	149,658	—	149,658
Balance at December 31, 2008	20,929,006	$20,929	$3,359,380	$(3,196,916)	$(16,124)	$167,269

Stock repurchase of 22,325 shares on the open market	—	—	—	—	(4,020)	(4,020)
Stock-based compensation expense	—	—	27,750	—	—	27,750
Net loss	—	—	—	(153,191)	—	(153,191)
Balance at December 31, 2009	20,929,006	$20,929	$3,387,130	$(3,350,107)	$(20,144)	$37,808

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

More recently, we worked with compliance programs, and marketing approaches in advance of completion of the country of origin labeling (COOL) legislation’s final rule, requiring meat retailers to display the country of origin on their meat and produce labels. In March 2009, we introduced our VerifiedGreen™ Verification program. This program caters to producers and consumers who are committed to reducing their carbon footprint. Then in March 2010, in response to consumers’ demand of increased transparency regarding the origins and safety of their food, we introduced our ‘Where Food Comes From’ consumer labeling program. This program is a rigorous qualification protocol under which only those farmers, ranchers and processors who meet strict third-party verification requirements may display the distinctive “Where Food Comes From” brand.  It is the first of its kind that directly connects the consumer with the food supply chain in a way that fosters confidence at the point of purchase. We believe that as consumers become better educated, they will have more confidence in their food purchase decisions. In addition to building consumer confidence, the ‘Where Food Comes From’ label gives producers and processors a way to enhance, differentiate and even protect their valuable brands.

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

Integrated Management Information, Inc.

Notes to the Financial Statements

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

•                  Revenue derived from our US Verified program is recognized using the Proportional Performance Model. Contracts are cancelable only for non-performance.

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

As of December 31, 2009, we have $169,555 in receivables outstanding due from the USDA that is greater than 90 days past due. The receivable is related to a special grant funded project for premise registrations throughout the USDA. This project was specific to the years ended 2007 and 2008. Midway through the USDA grant funded project, the USDA re-evaluated the project and decided to discontinue the project. Numerous times, we have attempted to collect this receivable but due to the length of time it has remained outstanding, the fact that the program was discontinued and the lack of response we have received from those responsible for this project, we have reserved the full amount outstanding as of December 31, 2009. The bad debt provision has been recorded in selling, general and administrative expenses within the Statements of Operations.

Cost of Goods Sold

Cost of goods sold includes the purchase price of products sold, which includes livestock ear tags, in connection with the US Verified Source and Age Verification programs. Salaries and related fringe benefits directly associated with development of the US Verified programs are allocated to cost of goods sold.

Cash and Cash Equivalents

All cash and short-term investments with original maturities of three months or less are considered cash and cash equivalents, since they are readily convertible to cash. Amounts in-transit from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. We place our cash with high quality financial institutions and at times may exceed the FDIC $250,000 insurance limit. We

Integrated Management Information, Inc.

Notes to the Financial Statements

have not experienced any losses related to balances that exceed the $250,000 FDIC insurance limit and we believe our credit risk is minimal.

Long Lived Assets

Our long-lived assets primarily represent our property and equipment. These assets are recorded at cost and are depreciated generally using the straight-line method over the estimated useful lives of the respective assets, which range from one to seven years.

We review all of our long-lived assets for impairment at least annually or whenever impairment indicators are determined to be present. If an impairment exists, the amount of impairment is measured as the excess of the carrying amount of the asset over its fair value as determined utilizing the estimated discounted future cash flows, or some other fair value measure, or the expected proceeds, net of costs to sell, upon sale of the asset.

Research and Development, Software Development Costs, and Internal Use Software Development Costs

Research and development costs are charged to operations as incurred.

Software development costs are accounted for in accordance with ASC Topic No. 985. Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. For products where proven technology exists, this may occur very early in the development cycle. Factors we consider in determining when technological feasibility has been established include (i) whether a proven technology exists; (ii) the quality and experience levels of the individuals developing the software; (iii) whether the software is similar to previously developed software which has used the same or similar technology; and (iv) whether the software is being developed with a proven underlying engine. Technological feasibility is evaluated on a product-by-product basis. Capitalized costs for those products that are cancelled or abandoned are charged immediately to cost of sales. The recoverability of capitalized software development costs is evaluated on the expected performance of the specific products for which the costs relate.

Internal use software development costs are accounted for in accordance with ASC Topic No. 350 which requires the capitalization of certain external and internal computer software costs incurred during the application development stage. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training costs and maintenance are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality.

In accounting for website software development costs, we have adopted the provisions of ASC Topic No. 350. ASC Topic No. 350 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized.

During the years ended December 31, 2009 and 2008, we have capitalized certain external and internal use software and website development costs totaling $67,559 and $39,120, respectively. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years.

Integrated Management Information, Inc.

Notes to the Financial Statements

During 2009 and 2008, the amortization of capitalized costs totaled $32,225 and $12,765, respectively. Capitalized costs are included in property and equipment, net.

Advertising Expenses

Advertising costs are expensed as incurred. The total advertising expenses included in the Statement of Operations for the years ended December 31, 2009 and 2008 were $6,413 and $11,717, respectively.

Fair Value of Financial Instruments

For certain of our financial instruments, including cash, accounts payable and accrued interest, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates and terms offered to us for similar debt are substantially the same.

Note 3 - Property and Equipment

The major categories of property and equipment are as follows:

	December 31,
	2009	2008

Automobiles	$39,946	$37,660
Furniture and office equipment	69,784	65,577
Software and tools	23,070	23,070
Website development and other enhancements	131,080	63,521
	$263,880	$189,828
Less accumulated depreciation	129,845	111,553
Property and equipment, net	$134,035	$78,275

Depreciation expense for the years ended December 31, 2009 and 2008 were $55,952 and $32,114, respectively.

Note 4 - Notes Payable

Notes payable consist of the following:

	December 31,
	2009	2008

Equipment Note Payable	$29,338	$—
Lapaesotes Note Payable	340,000	300,000
	$369,338	$300,000
Less current portion of notes payable and other long-term debt	8,467	—
Notes payable and other long-term debt	$360,871	$300,000

Integrated Management Information, Inc.

Notes to the Financial Statements

Equipment Note Payable

On January 31, 2009, we issued a note payable in the amount of $35,963 for the purchase of a vehicle used primarily for business purposes. Under the Note, interest and principal payments are due in equal monthly installments of $870.55 over 4 years beginning March 17, 2009. The Note bears an interest rate of 7.4% per annum and is fully secured by the vehicle.

Lapaseotes Note Payable

In September 2007, we obtained $300,000 in unsecured debt financing. In April 2009, an additional $50,000 was obtained under the same financing terms. The notes are held by a major shareholder; bear an interest rate of 9% per annum, payable quarterly. The principal balance is due on September 12, 2011.

Our obligations under our notes payable for the five years as of December 31, 2009 are as follows:

Fiscal year ended December 31:

2010	$8,520
2011	$349,187
2012	$9,906
2013	$1,725
Thereafter	$—
$369,338

Note 5 - Income Taxes

Deferred tax assets and liabilities have been determined based upon the differences between the financial statement amounts and the tax bases of assets and liabilities as measured by enacted tax rates expected to be in effect when these differences are expected to reverse. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our net operating loss carry forwards are the most significant component of our deferred income tax assets; however, the ultimate realization of our deferred income tax assets is dependent upon generation of future taxable income. We consider past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2009, we believe it is more likely than not that our net deferred tax asset will not be realized and accordingly we have recorded a valuation allowance against the deferred tax assets.

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

Integrated Management Information, Inc.

Notes to the Financial Statements

The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carry-forward periods are reduced.

In accordance with ASC Topic No. 740, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. We have applied ASC Topic No. 740 to all tax positions for which the statute of limitations remain open. There was no net effect to the financial statements and none of the unrecognized tax benefits will impact our effective tax rate.

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets as of December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$946,592	$1,012,337
Other	(9,889)	(124,942)
Deferred tax assets	$936,703	$887,395
Less valuation allowance	(936,703)	(887,395)
Net deferred tax assets	$—	$—

As of December 31, 2009, our net operating loss carry forwards for U.S. federal income tax purposes were $2.7 million, and were subject to the following expiration schedule:

Net operating loss incurred:	Amount	Expiration dates:
December 31, 2005	794,124	December 31, 2025
December 31, 2006	1,544,906	December 31, 2026
December 31, 2007	365,518	December 31, 2027
December 31, 2008	—
Total tax carryforwards	$2,704,548

Our unused net operating loss carry forwards may be applied against future taxable income. Utilization of net operating losses may be limited in the event of an ownership change under Section 382 of the Internal Revenue Code.

Note 6 — Stockholders’ Equity

Common Stock

We are authorized to issue up to 95 million shares of common stock, par value $0.001 per share. As of December 31, 2009 and 2008, there were 20,849,481 and 20,871,806 shares outstanding, respectively, net of 79,525 and 57,200 shares held in treasury, respectively.

Integrated Management Information, Inc.

Notes to the Financial Statements

During the third quarter of 2008, we completed a private placement with a board member and a major shareholder for our common stock. We issued 916,000 shares of our common stock at $0.14 per share, netting total consideration of $125,000.

Preferred Stock

We are authorized to issue up to 5 million shares of our preferred stock, par value $0.001 per share. There are currently no issued shares.

Stock Buyback Plan

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market over the first six months of 2008. Our Board of Directors extended the period of time in which we can buy back shares until June 30, 2010.

During 2008, we repurchased 57,200 shares at an average price of $0.28 per share. Total cash consideration for the repurchased shares was $16,124. During 2009, we repurchased an additional 22,325 shares at an average price of $0.18 per share. Total cash consideration for the repurchased shares was $4,020. The repurchased shares are recorded as part of treasury stock and are accounted for under the cost method.

Note 7 - Stock Option and Warrant Plans

2006 Equity Incentive Plan

The 2006 Equity Incentive Plan provides for the issuance of stock-based awards to employees, officers, directors and consultants. The 2006 Stock Plan permits the granting of stock awards and stock options.  The vesting of stock-based awards is generally subject to meeting certain performance based objectives, the passage of time or a combination of both, and continued employment through the vesting period. The 2006 Equity Incentive Plan provides for the issuance of a maximum of 3,000,000 shares of our common stock of which 789,000 shares were still available for issuance as of December 31, 2009.

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

Integrated Management Information, Inc.

Notes to the Financial Statements

Stock Option and Warrant Activity

Stock option and warrant activity during 2009 is summarized as follows:

				Weighted Avg.
		Weighted Avg.	Weighted Avg.	Remaining
	Number of	Exercise Price	Fair Value	Contractual Life	Aggregate
	Options/Warrants	per Share	per Share	(in years)	Intrinsic Value

Outstanding, December 31, 2008	10,548,810	$1.51	$0.03	1.78
Granted	—	$—	$—	—
Exercised	—	$—	$—	—
Canceled	(1,955,310)	$0.95	$0.12	0.01
Outstanding, December 31, 2009	8,593,500	$1.64	$0.01	1.13	$31,285.00
Exercisable, December 31, 2009	7,066,000	$1.43	$0.01	1.15	$27,160.00

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of our common stock on December 31, 2009 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2009.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2009:

	Options and Warrants Outstanding			Options and Warrants Exercisable
		Average
		Remaining	Weighted Avg.		Weighted Avg.
	Number	Contractual Life	Exercise Price	Number	Exercise Price
	Outstanding	(in years)	per Share	Outstanding	per Share

Range of exercise prices per share:
$0.00 - $0.70	1,818,500	1.66	$0.24	1,791,000	$0.24
$0.71 - $0.94	775,000	0.87	$0.83	775,000	$0.83
$0.95 - $1.17	—	—	$—	—	$—
$1.18 - $3.00	6,000,000	1.00	$2.17	4,500,000	$2.00
Total	8,593,500	1.13	$1.64	7,066,000	$1.43

Integrated Management Information, Inc.

Notes to the Financial Statements

Note 8 - Stock-Based Compensation

Our stock-based compensation cost for the years ended December 31, 2009 and 2008 was $27,750 and $3,410 respectively and has been included in general and administrative expenses. No tax benefits were recognized for these costs due to our cumulative losses as well as a full valuation reserve on our deferred tax assets.

The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	December 31,
	2009	2008

Expected life of options from date of grant	N/A	3.0 years
Risk free interest rate	N/A	2.5 - 2.9%
Expected volatility	N/A	35.9%
Assumed dividend yield	N/A	0.0%

No stock options have been granted during the year ended December 31, 2009.

Dividend yield is based on our historical and anticipated policy of not paying cash dividends. Expected volatility is based on the “calculated value” method set forth in ASC Topic Nos. 718 and 505 (based on historical volatilities of appropriate industry sector indices) because our stock did not have sufficient historic share price data available, as it was not publicly traded prior to November 15, 2006. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the options. The expected term of options represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules.

As of December 31, 2009, we have $62 of total unrecognized compensation cost related to non-vested awards granted under our option plans, which we expect to recognize by the end of the first quarter of fiscal year 2010.

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

Integrated Management Information, Inc.

Notes to the Financial Statements

The following is a reconciliation of the share data used in the basic and diluted income (loss) per share computations:

	Year ended December 31,
	2009	2008
Basic:
Weighted average shares outstanding	20,867,150	20,624,153

Diluted:
Weighted average shares outstanding	20,867,150	20,624,153
Weighted average effects of dilutive securities	—	56,769
Total	20,867,150	20,680,922

Antidilutive securities:	8,593,500	10,396,310

Note 10 - Related Party Transactions

In 2009 and 2008, we recorded revenue of $1,231 and $2,051, respectively, from a related party (father of Leann Saunders, a founding shareholder).

As previously discussed in Note 4, we have unsecured debt payable to a major shareholder who is related to Pete Lapaseotes, a director.

During the third quarter of 2008, we completed a private placement with a board member and a major shareholder for our common stock. We issued 916,000 shares of our common stock at $0.14 per share, netting total consideration of $125,000.

Note 11 — Commitments, Contingencies and Concentrations of Risk

Operating Leases

In June 2006, we entered into a building lease for our headquarters in Castle Rock, Colorado. The lease is for a period of five years and can be extended for an additional five years. In addition to the primary rent, the lease requires additional payments for operating costs and other common area maintenance costs. Rent expense for the years ended December 31, 2009 and 2008 was $65,321 and $76,446, respectively.

Future minimum lease payments for our headquarters are as follows:

Years Ending December 31,	Amount
2010	47,326
2011	48,509
2012	24,554
Thereafter	—
Total lease commitments	$120,388

Integrated Management Information, Inc.

Notes to the Financial Statements

We also lease a copier machine with a base rent of $375.00 per month, or $4,500 annually, which includes maintenance and all necessary copier supplies. The 60-month lease expires April 2014.

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

Note 12 — Employee Benefit Plan

On February 13, 2006, we established a 401(K) plan for the benefit of our employees. The Plan covers substantially all of our employees who have attained age 21. We may make a discretionary matching contribution in an amount that is determined by our Board of Directors. If a matching contribution is made, the amount cannot exceed the elective deferral contributions. For the years ended December 31, 2009 and 2008, we did not make a matching contribution.

Note 13 - Recent Accounting Pronouncements

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential

Integrated Management Information, Inc.

Notes to the Financial Statements

recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by us for the second quarter 2009 reporting. The adoption did not have a significant impact on the subsequent events that we report, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore we did not include the disclosure in this Form 10-K.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (SFAS No. 168), which identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative generally accepted accounting principles for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption did not have a material impact on our consolidated financial statements.

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

Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2009.

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

Attestation Report of the Registered Public Accounting Firm

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2009, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position Held
John Saunders	38	CEO and Chairman of the Board
Leann Saunders	39	President
Dannette Boyd	40	Chief Financial Officer
Pete Lapasotes	51	Director
Adam Larson	40	Director
Dr. Gary Smith	71	Director
Robert VanSchoick	59	Director

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

Board Structure

The board of directors held one meetings during calendar year 2009. We currently have no nominating, executive, compensation committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning executive officer compensation. Our independent outside directors’ function as the Audit Committee and Adam Larson acts as a financial expert.

Director Compensation

We presently compensate all directors by paying them $500 per meeting attending in person and $200 per telephonic meeting in excess of fifteen minutes. The same compensation applies for any committee meetings attended. In addition, directors are reimbursed for all company travel related expenses. Equity awards were not granted to members of our board of directors during the fiscal year ended December 31, 2009.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations, we believe that during the fiscal year ended December 31, 2009 all applicable filing requirements were complied with by our executive officers and directors.

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

ITEM 11.               EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last two completed fiscal years ended December 31, 2009 and 2008, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and to each of the two other executive officers of the Company in all capacities in which they served:

	Annual Compensation
Name and Position	Year	Salary ($)	Bonus ($)	Other ($)
John Saunders	2009	125,000	—	—
CEO	2008	90,000	—	—

Leann Saunders	2009	96,425	—	—
President	2008	91,250	—	—

Dannette Boyd	2009	65,000	—	—
Chief Financial Officer	2008	65,000	—	—

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

Aggregated Option Exercises in the Last Fiscal Year and Year End Option Values

The following table sets forth the total number of securities underlying unexercised options held by our named executive officers as of December 31, 2009:

	Number of Outstanding Options				Value of Outstanding in-the- Money Options
Name Executive Officer	Exercisable (#)	Unexercisable (#)	Exercise Price	Expiration Date	Exercisable ($)	Unexercisable ($)
John Saunders	1,500,000	—	$1.67	1/01/2011	$—	$—
	750,000	750,000	$2.67	1/01/2011
Leann Saunders	1,500,000	—	$1.67	1/01/2011	$—	$—
	750,000	750,000	$2.67	1/01/2011
Dannette Boyd	50,000	—	$0.24	7/7/2011	$500	$—

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth as of March 15, 2010 the record and beneficial ownership of Common Stock held by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company; (ii) each current director; (iii) each “named executive officer” (as defined in Regulation S-B, Item 402 under the Securities Act of 1933); and (iv) all executive officers and directors of the Company as a group. Securities reported as “beneficially owned” include those for which the named persons may exercise voting power or investment power, alone or with others. Voting power and investment power are not shared with others unless so stated. The number and percent of shares of Common Stock of the Company beneficially owned by each such person as of March 15, 2010 includes the number of shares, which such person has the right to acquire within sixty (60) days after such date.

Name and Address	Number of Shares		Percentage Ownership
Michael D. Smith	2,429,562	(1)	8.3%
3310 I-40 West, Suite 100, Amarillo, TX 79102
John and Leann Saunders	13,977,143	(2), (3), (4)	47.5%
Pete Lapasotes	433,210	(2), (5)	*
Adam Larson	135,000	(2), (5)	*
Dr. Gary Smith	60,000	(2), (5)	*
Robert VanSchoick	10,000	(2), (5)	*
Dannette Boyd	50,000	(2), (6)	*
All officers and directors as a group (7 persons)	14,665,353		49.8%

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

(4)          Includes options to purchase 6,000,000 shares of common stock which are currently exercisable or will become exercisable within 60 days.

(5)          Includes options to purchase 10,000 shares of common stock which are currently exercisable or will become exercisable within 60 days.

(6)          Includes options to purchase 50,000 shares of common stock which are currently exercisable or will become exercisable within 60 days.

Change of Control

There are currently no arrangements that would result in a change of control of the company.

Equity Compensation Plan Information

The following table sets forth securities authorized for issuance under our equity compensation plans as of December 31, 2009:

Plan Category	No. of securities to be issued upon exercise of outstanding options and warrants	Weighted average exercise price of outstanding options and warrants	No. of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders:
2006 Equity Incentive Plan	3,000,000	$0.63	789,000
Equity compensation plans not approved by security holders:
Options held by John and Leann Saunders	6,000,000	$2.17	—
Warrants issued to consultants	922,810	$0.76	—
Total	9,922,810		789,000

ITEM 13.            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

John Saunders, our CEO and Chairman of the Board, is married to Leann Saunders, our President.

In 2009 and 2008, the Company recorded revenue of $1,231 and $2,051, respectively, from a related party (father of Leann Saunders, a founding shareholder).

In September 2007, we obtained $300,000 in unsecured debt financing. In April 2009, an additional $50,000 was obtained under the same financing terms. The notes are held by a major shareholder who is related to Pete Lapaseotes, a director. The note bears an interest rate of 9% per annum, payable quarterly. The principal balance is due on September 12, 2011.

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

ITEM 14.            PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Fees Paid to Independent Public Accountants

The following table presents fees for professional audit services rendered by E. Randall Gruber, CPA PC for the audit of the Company’s annual financial statements for the years ended December 31, 2008 and December 31, 2007 and fees billed for other services rendered by E. Randall Gruber, CPA PC during those periods.

	2009	2008
Audit fees (1)	$26,500	$26,500
Audit related fees (2)	—	—
Tax fees	—	—
	$26,500	$26,500

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

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Document Name
2.1	Cattlefeeding.com, Inc. Asset Purchase Agreement (1)	Incorporated by reference from Registrant’s Registration Statement on Form SB-2

3.1	Articles of Incorporation (1)	Incorporated by reference from Registrant’s Registration Statement on Form SB-2

3.2	By-laws of the Registrant (1)	Incorporated by reference from Registrant’s Registration Statement on Form SB-2

4.1	Form of the Registrant’s Common Stock Certificate (1)	Incorporated by reference from Registrant’s Registration Statement on Form SB-2

4.2	2005 Stock Option Plan (1)	Incorporated by reference from Registrant’s Registration Statement on Form SB-2

4.3	2006 Equity Incentive Plan (1)	Incorporated by reference from Registrant’s Registration Statement on Form SB-2

10.1	Lease dated July 15, 2005 for offices in Platte City, Missouri (1)	Incorporated by reference from Registrant’s Registration Statement on Form SB-2

10.2	Employment Agreement dated January 1, 2006 between the Registrant and John K. Saunders (1)	Incorporated by reference from Registrant’s Registration Statement on Form SB-2

10.3	Employment Agreement dated January 1, 2006 between the Registrant and Leann Saunders (1)	Incorporated by reference from Registrant’s Registration Statement on Form SB-2

10.4	Sale of assets of CattleNetwork, CattleStore and AgNetwork businesses to Vance Publishing Corporation	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2010	Integrated Management Information, Inc.
	By:	/s/ John K. Saunders
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John K. Saunders	Chairman, President and CEO	March 31, 2010
John K. Saunders

/s/ Pete Lapasotes	Director	March 31, 2010
Pete Lapasotes

/s/ Adam Larson	Director	March 31, 2010
Adam Larson

/s/ Dr. Gary Smith	Director	March 31, 2010
Dr. Gary Smith

/s/ Robert VanSchoick	Director	March 31, 2010
Robert VanSchoick