Form 10-Q
period 2010-03-31
Integrated Management Information, Inc.
filed 2010-05-13
CIK 1360565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2010

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

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of May 13, 2010 was 20,839,481.

Integrated Management Information, Inc.

March 31, 2010

Integrated Management Information, Inc.

Balance Sheets

(Unaudited)

	March 31,	Dec 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$250,758	$214,329
Accounts receivable, net of allowance	158,195	204,596
Prepaid expenses and other current assets	61,601	65,695
Total current assets	470,554	484,620
Property and equipment, net	142,135	134,035
Intangible assets, net	9,046	655
Total assets	$621,735	$619,310

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$144,219	$161,049
Accrued expenses and other current liabilities	39,574	51,115
Current portion of notes payable	12,128	8,467
Total current liabilities	195,921	220,631
Notes payable and other long-term debt	348,639	360,871
Commitments and contingencies
Stockholders equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 20,929,006 and 20,929,006 shares issued, respectively; and 20,839,481 and 20,849,481 shares outstanding, respectively	20,929	20,929
Additional paid-in-capital	3,387,193	3,387,130
Treasury stock of 89,525 and 79,525 shares, respectively	(21,421)	(20,144)
Accumulated deficit	(3,309,526)	(3,350,107)
Total stockholders’ equity	77,175	37,808
Total liabilities and stockholders’ equity	$621,735	$619,310

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Operations

(Unaudited)

	First Quarter ended
	March 31,	March 31,
	2010	2009

Revenues	$680,183	$477,324
Costs of revenues	324,509	279,096
Gross profit	355,674	198,228
Selling, general and administrative expenses	306,914	356,307
Gain on sale of equipment	—	(4,000)
Income (loss) from operations	48,760	(154,079)
Other expense (income):
Interest expense	8,469	8,162
Other income, net	(290)	(263)
Income (loss) before income taxes	40,581	(161,978)
Income taxes	—	—
Net income (loss)	$40,581	$(161,978)

Net income (loss) per share:
Basic	$—	$(0.01)
Diluted	$—	$(0.01)

Weighted average shares outstanding:
Basic	20,846,814	20,869,626
Diluted	20,862,808	20,869,626

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Cash Flows

(Unaudited)

	Year to Date Period ended March 31,
	2010	2009
Operating activities:
Net income (loss)	$40,581	$(161,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amorization	18,237	11,776
Stock based compensation expense	63	11,148
Provision for doubtful accounts	—	12,722
Loss (gain) on sale/disposal of equipment	—	(4,000)
Changes in assets and liabilities:
Accounts receivable	46,401	30,454
Inventories	—	8,463
Prepaid expenses and other current assets	4,094	179
Accounts payable	(16,830)	(30,006)
Accrued expenses and other current liabilities	(11,541)	16,592
Net cash provided by (used in) operating activites	81,005	(104,650)

Investing activities:
Acquisition of property and equipment	(34,728)	(57,302)
Proceeds from sale of equipment	—	4,000
Net cash provided by (used in) investing activities	(34,728)	(53,302)

Financing activities:
Proceeds from notes payable	8,500	39,964
Repayments under notes payable	(17,071)	(4,644)
Stock repurchase under Buyback Program	(1,277)	(765)
Net cash provided by (used in) financing activities	(9,848)	34,555
Net change in cash and cash equivalents	36,429	(123,397)
Cash and cash equivalents at beginning of year	214,329	154,044
Cash and cash equivalents at end of year	$250,758	$30,647

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Stockholders’ Equity

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2008	20,929,006	$20,929	$3,359,380	$(3,196,916)	$(16,124)	$167,269

Stock repurchase of 22,325 shares on the open market	—	—	—	—	(4,020)	(4,020)
Stock-based compensation expense	—	—	27,750	—	—	27,750
Net loss	—	—	—	(153,191)	—	(153,191)
Balance at December 31, 2009	20,929,006	$20,929	$3,387,130	$(3,350,107)	$(20,144)	$37,808

Stock repurchase of 10,000 shares on the open market	—	—	—	—	(1,277)	(1,277)
Stock-based compensation expense	—	—	63	—	—	63
Net income	—	—	—	40,581	—	40,581
Balance at March 31, 2010	20,929,006	$20,929	$3,387,193	$(3,309,526)	$(21,421)	$77,175

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

We provide our owned and operated online properties and services which specialize in identification and traceability; process, production practice and supply verification; document control for USDA verification programs, and; third-party auditing services. We apply information technology to the agriculture, livestock and food industry by addressing the growing importance of marketing claims such as: source of origin information, genetic background, animal treatment, animal health history, animal age, animal movements, nutrition, carbon credits and other credence attributes. Our solutions provide assurance regarding those claims made that can not be confirmed by visual inspection once the product reaches the meat case and is marketed to the consumer. We have developed a range of proprietary web based applications, consulting methodologies, auditing processes, and other services to allow the livestock and food industry to record, manage, report, and audit this information. Our solutions help our customers establish their own systems, meet government regulations, create their own premium brand identity, gain cost efficiencies and command a higher price for their product.

We stand at the forefront of a rapidly evolving movement to track livestock and enable the traceability through to meat products.  In the aftermath of the discovery of the first case of mad cow disease in the United States in December, 2003, US beef export markets were closed resulting in significant losses to the industry. In response to the crisis, several initiatives were enacted to facilitate the reopening of key export markets. Most notably, U.S. suppliers seeking to sell beef products to other countries must participate in a USDA Quality System Assessment Program so as to have an approved means of verifying specific product requirements. In response, we were the first to develop a USDA Quality System Assessment document management system enabling companies to maintain compliance with their export verification programs.  We also created a unique source and age supplier verification system to comply with the Japanese export market. We introduced our USVerified Source and Age Verification system in 2005, and over the years we have continued to enhance and further develop programs to address other verification needs including, but not limited to, non-hormone treated cattle (NHTC) and humane handling marketing claims.

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

Integrated Management Information, Inc.

Notes to the Financial Statements

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2009 included in our Form 10-K filed on March 31, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

The following schedule is a reconciliation of the share data used in the basic and diluted income (loss) per share computations:

	First Quarter ended
	March 31,	March 31,
	2010	2009
Basic:
Weighted average shares outstanding	20,846,814	20,869,626

Diluted:
Weighted average shares outstanding	20,846,814	20,869,626
Weighted average effects of dilutive securities	15,994	—
Total	20,862,808	20,869,626

Antidilutive securities:	8,541,500	8,891,310

Integrated Management Information, Inc.

Notes to the Financial Statements

Note 3 - Stock-Based Compensation

Our stock-based award plans (collectively referred to as the “Plans”) provide for the issuance of stock-based awards to employees, officers, directors and consultants. The Plans permit the granting of stock awards and stock options.  The vesting of stock-based awards is generally subject to meeting certain performance-based objectives, the passage of time or a combination of both, and continued employment through the vesting period. Stock option activity under our Plans is summarized as follows:

				Weighted Avg.
		Weighted Avg.	Weighted Avg.	Remaining
	Number of	Exercise Price	Fair Value	Contractual Life	Aggregate
	Options/Warrants	per Share	per Share	(in years)	Intrinsic Value

Outstanding, December 31, 2009	8,593,500	$1.64	$0.01	1.13
Granted	—	$—	$—	—
Exercised	—	$—	$—	—
Canceled	—	$—	$—	—
Outstanding, March 31, 2010	8,593,500	$1.64	$0.01	0.88	$2,750
Exercisable, March 31, 2010	8,593,500	$1.64	$0.01	0.88	$2,750

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on March 31, 2009 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on March 31, 2010.

The fair value of stock options is estimated using the Black-Scholes option-pricing model. No stock options have been granted during the year to date periods ended March 31, 2010 and 2009.

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

Our stock-based compensation cost for the first quarter ended March 31, 2010 and 2009 was $63 and $11,148, respectively, and has been included in general and administrative expenses. No tax benefits were recognized for these costs due to our cumulative losses as well as a full valuation reserve on our deferred tax assets.

Note 4 - Stock Buyback Plan

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market over the first six months of 2008. Our Board of Directors extended the period of time in which we can buy back shares until June 30, 2010.

As of March 31, 2010, we have repurchased a total of 89,525 shares under the Stock Buyback Plan. During 2010, we repurchased 10,000 shares at an average price of $0.13 per share. Total cash consideration for the repurchased shares was $1,277. The repurchased shares are recorded as part of treasury stock and are accounted for under the cost method.

Integrated Management Information, Inc.

Notes to the Financial Statements

Note 5 - Income Taxes

Deferred tax assets and liabilities have been determined based upon the differences between the financial statement amounts and the tax bases of assets and liabilities as measured by enacted tax rates expected to be in effect when these differences are expected to reverse. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our net operating loss carry forwards are the most significant component of our deferred income tax assets; however, the ultimate realization of our deferred income tax assets is dependent upon generation of future taxable income. We consider past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As of March 31, 2010 and December 31, 2009, we believe it is more likely than not that our net deferred tax asset will not be realized and accordingly we have recorded a valuation allowance against the deferred tax assets.

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

Note 6 - Notes Payable

Notes payable consist of the following:

	March 31,	December 31,
	2010	2009

Equipment Note Payable	$27,267	$29,338
Lapaesotes Note Payable	$330,000	$340,000
Integriflex Note Payable	3,500	—
	$360,767	$369,338
Less current portion of notes payable and other long-term debt	12,128	8,467
Notes payable and other long-term debt	$348,639	$360,871

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

Integriflex Note Payable

During March 2010, we purchased the rights to the Nebraska Verified™  trademark for $8,500. In connection with the purchase of this intangible asset, we paid $5,000 in cash and financed the remaining $3,500 payable in equal monthly installments of $350 over the next 10 months.

Note 7 - Related Party Transactions

As previously discussed in Note 6, we have $330,000 payable of unsecured debt payable to a major shareholder who is related to Pete Lapaseotes, a director.

Note 8 - Commitments and Contingencies

Operating Leases

In June 2006, we entered into a building lease for our headquarters in Castle Rock, Colorado. The lease is for a period of five years and can be extended for an additional five years. In addition to the primary rent, the lease requires additional payments for operating costs and other common area maintenance costs.

As of March 31, 2010, future minimum lease payments for our headquarters are as follows:

Years Ending December 31,	Amount
2010	35,641
2011	48,509
2012	24,554
Thereafter	—
Total lease commitments	$108,704

We also lease a copier machine with a base rent of $375.00 per month or $4,500 annually, which includes maintenance and all necessary copier supplies. The 60-month lease expires April 2014.

Integrated Management Information, Inc.

Notes to the Financial Statements

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

Integrated Management Information, Inc.

Notes to the Financial Statements

Note 10 - Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures, which adds new disclosure requirements for transfers into and out of Levels 1 and 2 in the fair value hierarchy and additional disclosures about purchases, sales, issuances, and settlements relating to Level 3 fair value measurements. This ASU also clarifies existing fair value disclosures about the level of disaggregation about inputs and valuation techniques used to measure fair value. The ASU is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity on a gross basis, which is effective for fiscal year-ends beginning after December 15, 2010 and interim periods within those years. The adoption did not have a material effect on our financial condition or results of operations.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Business Overview

We are a leading provider of verification and communication solutions for the agriculture, livestock and food industry.

We provide our owned and operated online properties and services which specialize in identification and traceability; process, production practice and supply verification; document control for USDA verification programs, and; third-party auditing services. We apply information technology to the agriculture, livestock and food industry by addressing the growing importance of marketing claims such as: source of origin information, genetic background, animal treatment, animal health history, animal age, animal movements, nutrition, carbon credits and other credence attributes. Our solutions provide assurance regarding those claims made that can not be confirmed by visual inspection once the product reaches the meat case and is marketed to the consumer. We have developed a range of proprietary web based applications, consulting methodologies, auditing processes, and other services to allow the livestock and food industry to record, manage, report, and audit this information. Our solutions help our customers establish their own systems, meet government regulations, create their own premium brand identity, gain cost efficiencies and command a higher price for their product.

We stand at the forefront of a rapidly evolving movement to track livestock and enable the traceability through to meat products.  In the aftermath of the discovery of the first case of mad cow disease in the United States in December, 2003, US beef export markets were closed resulting in significant losses to the industry. In response to the crisis, several initiatives were enacted to facilitate the reopening of key export markets. Most notably, U.S. suppliers seeking to sell beef products to other countries must participate in a USDA Quality System Assessment Program so as to have an approved means of verifying specific product requirements. In response, we were the first to develop a USDA Quality System Assessment document management system enabling companies to maintain compliance with their export verification programs.  We also created a unique source and age supplier verification system to comply with the Japanese export market. We introduced our USVerified Source and Age Verification system in 2005, and over the years we have continued to enhance and further develop programs to address other verification needs including, but not limited to, non-hormone treated cattle (NHTC) and humane handling marketing claims.

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

•                  With increased consumer consciousness generated by movies such as “Food, Inc.” and Time Magazine’s August 2009 cover article “The Real Cost of Cheap Food”, consumers are looking for answers to questions including food production practices and overall food safety and regulation. Additionally, there has been a shift in attitude within the new administration that is uniquely positioning the agricultural industry. “Know Your Farmer Know Your Food” is a new USDA initiative to help more Americans understand where their food comes from and how they can support development of local and regional food systems. We believe that as consumers become better educated they will have more confidence in their food purchase decisions. This demand should accelerate the growth of our “Where Food Comes From” labeling program.

Financial Highlights

•                  Revenues for the first quarter ended March 31, 2010 increased 42.5% over the same quarter in 2009. We are experiencing significant growth in our US Verified product line and our supply chain coordination efforts.

•                  For the quarter ended March 31, 2010 we achieved positive cash flow from operations of $81,005 compared to cash consumption of $104,650 for the same quarter 2009.

•                  Net income for first quarter 2010 was $40,581 compared to net loss of $161,978 for the same quarter 2009. We believe this is significant considering the seasonality in our business.

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

Liquidity and Capital Resources

At March 31, 2010, we had cash and cash equivalents of $250,758 compared to $214,329 of cash and cash equivalents at December 31, 2009. Our working capital at March 31, 2010 was $274,633 compared to $263,989 at December 31, 2009.

Net cash provided by operating activities during the first quarter 2010 was $81,005 compared to cash consumed of $104,650 during the same period in 2009. Cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets and stock based compensation expense. The improvement was primarily driven by better operating performance. Additionally, the timing of cash receipts and cash disbursements affects our operating assets and cash balances.

Net cash used in investing activities of $34,728 is attributable to capital expenditures. Our capital expenditures were $34,728 and $57,302 for the first quarters ended March 31, 2010 and 2009, respectively. Our capital expenditures are primarily related to purchases and internal development of information technology assets to support our product and service offerings. As we anticipate continued growth, we expect to continue investing additional capital in our information technology assets.

Net cash used in financing activities of $9,848 during the first quarter ended March 31, 2010 was primarily due to net repayments made under our notes payable. Net cash provided by financing activities of $34,555 during the first quarter ended March 31, 2009 was primarily related to new debt acquired in connection with the purchase of equipment.

Historically, our growth has been funded through a combination of convertible debt from private investors and private placement offerings. We continually evaluate all funding options including additional offerings of our securities to private, public and institutional investors and other credit facilities as they become available.

The primary driver of our operating cash flow is our third-party verification solutions, specifically the gross margin generated from services provided. Therefore we focus on the elements of those operations including revenue growth and long term projects that ensure a steady stream of operating profits to enable us to meet our cash obligations. On a weekly basis we review the performance of each of our revenue streams focusing on third party verification solutions compared with prior periods and our operating plan. Based on the continued sales growth and overall improvement in our performance, we believe that we will achieve profitability for the year ended December 31, 2010. The culmination of all our efforts toward profitability has brought opportunities to us including: increased investor confidence and renewed interest in our company, third-party interest in our expertise to develop and enhance websites, as well as the potential to develop business relationships with long term strategic partners. In keeping with our core business, we will continue to review our business model with a focus on profitability, long term capital solutions and the potential impact of acquisitions or divestitures, if such an opportunity arises.

Our plan for continued growth is primarily based upon intensifying our focus on international markets. We believe that there are significant growth opportunities available to us because often the only way to access various restrictions as imposed on international market imports/exports is via a quality verification program, like our USVerified™ product line.

Off Balance Sheet Arrangements

As of March 31, 2010, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

First Quarter ended March 31, 2010 compared to the Same Period in 2009

Our Statements of Operations present income (loss) from continuing operations and loss from discontinued operations. All discussions are based on income from continuing operations and therefore exclude all income statement items of the current and prior year’s discontinued operations.

Revenues

Revenues are derived from sales of our USVerified identification and verification solutions, consulting services, web-based development and hardware sales. Revenues for the first quarter ended March 31, 2010 were $680,183 compared to $477,324 in the 2009 comparable quarter, an improvement of 42.5%. We believe this is significant improvement in light of the current economic conditions severely impacting the food industry.

During the first quarter ended March 31, 2010, our third party verification revenue, which includes sales of our USVerified solutions and related consulting, program development and web-based development services, increased 39.2% to $574,359 compared to $412,639 in the same quarter 2009. The improvement is due in part to increased demand in our US Verified product line and revenue generated from our supply chain coordination efforts.

Revenues derived from sales of hardware, primarily sales of cattle identification ear tags, increased 79.1% to $105,824 in the first quarter 2010 compared to $59,095 in the first quarter 2009.

Cost of Sales and Gross Margin

Cost of sales for the first quarter 2010 were $324,509 compared to $279,096 during the first quarter 2009. Gross margin for the first quarter 2010 improved approximately 11 basis points to 52.3% of revenues compared to 41.5% for the first quarter 2009.

The increase in our gross margins for first quarter 2010 compared to first quarter 2009 were partially due to the absorption of certain costs which are generally fixed in nature over a greater volume of sales coupled with shifts in our sales mix of higher margin supply chain coordination revenue. Due to our intense focus on margins and customer service over the past two years, we are finally seeing the results of our hard work. We will continue to focus on long term growth and the scalability of the programs we develop.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter 2010 were $306,914, a decrease of $49,393, or 13.9% over the first quarter 2009 amount of $356,307. The decrease was primarily due to a net reduction in salaries due to a lesser number of office support personnel offset by adjustments to salaries for costs of living and annual performance reviews.

Net Income (Loss) and Per Share Information

As a result of the foregoing, net income for the first quarter ended March 31, 2010 was $40,581 or less than a penny per basic and diluted common share, compared to net loss of $161,978 or $0.01 per basic and diluted common share for the first quarter ended March 31, 2009.

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

ITEM 4. CONTROLS AND PROCEDURES

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

Date: May 13, 2010	Integrated Management Information, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

	By:	/s/ Dannette D. Henning
Chief Financial Officer