Form 10-Q
period 2010-06-30
Integrated Management Information, Inc.
filed 2010-08-12
CIK 1360565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2010

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

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of August 9, 2010 was 20,867,481.

Integrated Management Information, Inc.

June 30, 2010

Integrated Management Information, Inc.

Balance Sheets

(Unaudited)

	June 30,	Dec 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$298,823	$214,329
Accounts receivable, net of allowance	179,740	204,596
Prepaid expenses and other current assets	49,603	65,695
Total current assets	528,166	484,620
Property and equipment, net	132,145	134,035
Intangible assets, net	17,593	655
Total assets	$677,904	$619,310

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$151,398	$161,049
Accrued expenses and other current liabilities	23,734	51,115
Current portion of notes payable	11,242	8,467
Total current liabilities	186,374	220,631
Notes payable and other long-term debt	346,366	360,871
Commitments and contingencies
Stockholders equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 20,984,006 and 20,929,006 shares issued, respectively; and 20,867,481 and 20,849,481 shares outstanding, respectively	20,984	20,929
Additional paid-in-capital	3,394,288	3,387,130
Treasury stock of 116,525 and 79,525 shares, respectively	(26,185)	(20,144)
Accumulated deficit	(3,243,923)	(3,350,107)
Total stockholders’ equity	145,164	37,808
Total liabilities and stockholders’ equity	$677,904	$619,310

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Operations

(Unaudited)

	Second Quarter ended
	June 30,	June 30,
	2010	2009

Revenues	$799,130	$645,880
Costs of revenues	365,648	294,393
Gross profit	433,482	351,487
Selling, general and administrative expenses	359,710	293,168
Gain on sale of equipment	—	—
Income (loss) from operations	73,772	58,319
Other expense (income):
Interest expense	8,576	9,187
Other income, net	(408)	(133)
Income (loss) before income taxes	65,604	49,265
Income taxes	—	—

Net income (loss)	$65,604	$49,265

Net income (loss) per share:
Basic	$—	$—
Diluted	$—	$—

Weighted average shares outstanding:
Basic	20,825,461	20,868,481
Diluted	20,845,517	20,956,251

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Operations
(Unaudited)

	Year to Date Period ended
	June 30,	June 30,
	2010	2009

Revenues	$1,479,313	$1,123,205
Costs of revenues	644,389	573,489
Gross profit	834,924	549,716
Selling, general and administrative expenses	712,393	649,475
Gain on sale of equipment	—	(4,000)
Income from operations	122,531	(95,759)
Other expense (income):
Interest expense	17,045	17,348
Other income, net	(698)	(394)
Income (loss) before income taxes	106,184	(112,713)
Income taxes	—	—

Net income (loss)	$106,184	$(112,713)

Net income (loss) per share:
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)

Weighted average shares outstanding:
Basic	20,825,775	20,869,050
Diluted	20,843,848	20,869,050

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Cash Flows

(Unaudited)

	Year to Date Period ended June 30,
	2010	2009
Operating activities:
Net income (loss)	$106,184	$(112,713)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,905	25,923
Stock based compensation expense	63	26,928
Issuance of 55,000 common shares	7,150	—
Provision for doubtful accounts	1,656	12,722
Loss (gain) on sale/disposal of equipment	—	(4,000)
Changes in assets and liabilities:
Accounts receivable	23,200	67,978
Inventories	—	14,350
Prepaid expenses and other current assets	16,092	8,661
Accounts payable	(9,651)	(93,307)
Accrued expenses and other current liabilities	(27,381)	58
Net cash provided by (used in) operating activites	157,218	(53,400)

Investing activities:
Acquisition of property and equipment	(54,953)	(58,695)
Proceeds from sale of equipment	—	4,000
Net cash provided by (used in) investing activities	(54,953)	(54,695)

Financing activities:
Proceeds from notes payable	8,500	89,964
Repayments under notes payable	(20,230)	(6,600)
Stock repurchase under Buyback Program	(6,041)	(765)
Net cash provided by (used in) financing activities	(17,771)	82,599
Net change in cash and cash equivalents	84,494	(25,496)
Cash and cash equivalents at beginning of year	214,329	154,044
Cash and cash equivalents at end of year	$298,823	$128,548

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Stockholders’ Equity

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2008	20,929,006	$20,929	$3,359,380	$(3,196,916)	$(16,124)	$167,269

Stock repurchase of 22,325 shares on the open market	—	—	—	—	(4,020)	(4,020)
Stock-based compensation expense	—	—	27,750	—	—	27,750
Net loss	—	—	—	(153,191)	—	(153,191)
Balance at December 31, 2009	20,929,006	$20,929	$3,387,130	$(3,350,107)	$(20,144)	$37,808

Stock repurchase of 37,000 shares on the open market	—	—	—	—	(6,041)	(6,041)
Issuance of 55,000 common shares	55,000	55	7,095	—	—	7,150
Stock-based compensation expense	—	—	63	—	—	63
Net income	—	—	—	106,184	—	106,184
Balance at June 30, 2010	20,984,006	$20,984	$3,394,288	$(3,243,923)	$(26,185)	$145,164

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

Integrated Management Information, Inc.

Notes to the Financial Statements

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2009 included in our Form 10-K filed on March 31, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The operating results for the second quarter and year to date period ended June 30, 2010 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

The following schedule is a reconciliation of the share data used in the basic and diluted income (loss) per share computations:

	Second Quarter ended		Year to Date ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Basic:
Weighted average shares outstanding	20,825,461	20,868,481	20,825,775	20,869,050

Diluted:
Weighted average shares outstanding	20,825,461	20,868,481	20,825,775	20,869,050
Weighted average effects of dilutive securities	20,056	87,770	18,073	—
Total	20,845,517	20,956,251	20,843,848	20,869,050

Antidilutive securities:	8,541,500	7,062,810	8,541,500	8,831,310

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

The fair value of stock options is estimated using the Black-Scholes option-pricing model. No stock options have been granted during the year to date periods ended June 30, 2010 and 2009.

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

Our stock-based compensation cost for the second quarters ended June 30, 2010 and 2009 was $0 and $15,779, respectively, and has been included in general and administrative expenses. Stock-based compensation cost for the year to date periods ended June 30, 2010 and 2009 was $63 and $26,978, respectively. No tax benefits were recognized for these costs due to our cumulative losses as well as a full valuation reserve on our deferred tax assets.

Stock Option Plan Activity

Stock option activity under our Plans is summarized as follows:

				Weighted Avg.
		Weighted Avg.	Weighted Avg.	Remaining
	Number of	Exercise Price	Fair Value	Contractual Life	Aggregate
	Options/Warrants	per Share	per Share	(in years)	Intrinsic Value

Outstanding, December 31, 2009	8,593,500	$1.64	$0.01	1.13
Granted	—	$—	$—	—
Exercised	—	$—	$—	—
Canceled	—	$—	$—	—
Outstanding, June 30, 2010	8,593,500	$1.64	$0.01	0.63	$1,804
Exercisable, June 30, 2010	8,593,500	$1.64	$0.01	0.63	$1,804

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on June 30, 2010 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on June 30, 2010.

Stock Grant

On June 30, 2010, we granted 55,000 shares of fully vested stock at $0.13 per share with an aggregate value of $7,150 in connection with investor relations services performed by Pfeiffer High.

Integrated Management Information, Inc.

Notes to the Financial Statements

Note 4 - Stock Buyback Plan

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market. As of June 30, 2010, we have repurchased a total of 116,525 shares under the Stock Buyback Plan. During 2010, we repurchased 37,000 shares at an average price of $0.16 per share. Total cash consideration for the repurchased shares was $6,041. The repurchased shares are recorded as part of treasury stock and are accounted for under the cost method.

Our stock buyback plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. In the future, we may consider additional share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, and planned investment and financing needs.

Note 5 — Income Taxes

Deferred tax assets and liabilities have been determined based upon the differences between the financial statement amounts and the tax bases of assets and liabilities as measured by enacted tax rates expected to be in effect when these differences are expected to reverse. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our net operating loss (NOL) carry forwards are the most significant component of our deferred income tax assets; however, the ultimate realization of our deferred income tax assets is dependent upon generation of future taxable income. We consider past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. Utilization of our NOL carry forwards reduces our federal and state income tax liability incurred.

As of June 30, 2010 and December 31, 2009, we believe it is more likely than not that our net deferred tax asset will not be realized beyond the provision for income taxes due on taxable earnings for the year ended December 31, 2010; and accordingly, we have recorded a valuation allowance against the deferred tax assets.

We will continue to assess the need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become taxable. Although we achieved net income for the year to date period ended June 30, 2010, we will continue to review various qualitative and quantitative data in regards to the realization of our deferred tax assts, including:

•                  The levels of historical taxable income and projections for future taxable income over periods in which the deferred tax assets would be deductible;

•                  Accumulation of income (loss) before taxes utilizing a look-back period of three years;

•                  Events within our industry;

•                  The cyclical nature of our business;

•                  The health of the economy; and

•                  Historical trending.

If at some future time we conclude that our prospects for the realization of our deferred tax assets are more likely than not, we will then reduce our valuation allowance as appropriate and credit income tax

Integrated Management Information, Inc.

Notes to the Financial Statements

expense. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carry-forward periods are reduced.

Note 6 - Notes Payable

Notes payable consist of the following:

	June 30,	December 31,
	2010	2009

Equipment Note Payable	$25,158	$29,338
Lapaesotes Note Payable	$330,000	$340,000
Integriflex Note Payable	2,450	—
	$357,608	$369,338
Less current portion of notes payable and other long-term debt	11,242	8,467
Notes payable and other long-term debt	$346,366	$360,871

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

During July 2010, we paid an additional $10,000 towards the principal balance. We intend to continue making principal payments towards the balance as additional funds become available. We are currently working towards renegotiating the maturity due date to some date beyond September 12, 2011. We are hopeful that we will have accomplished this task during the third quarter of 2010 but at this time we are unable to guarantee that an agreement of terms will be reached.

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

As of June 30, 2010, future minimum lease payments for our headquarters are as follows:

Years Ending December 31,	Amount
2010	23,955
2011	48,509
2012	24,554
Thereafter	—
Total lease commitments	$97,018

We also lease a copy machine with a base rent of $375.00 per month or $4,500 annually, which includes maintenance and all necessary copy supplies. The 60-month lease expires April 2014.

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

Note 10 - Recent Accounting Pronouncements

The pronouncements that we adopted for the year to date period ended June 30, 2010 did not have a material impact on the consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

General

This information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Form 10-K for the fiscal year ended December 31, 2009. The following discussion and analysis includes historical and certain forward-looking information that should be read together with the accompanying consolidated financial statements, related footnotes and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward-looking statements.

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

Current Marketplace Conditions

We believe the following recent events will drive our business forward effectively increasing consumer demand for third party verification services and presenting additional opportunities:

•                  In July 2010, Korea announced that it will establish a “nationwide hog farm management system” that will enable a comprehensive farm-to-slaughter management of hogs to improve the farming environment and prevent swine fever. Earlier this year, Korea fully implemented a mandatory domestic beef tracing system. Korea also announced that by December 2010 all imported beef would also be subject to the mandatory beef tracing system. We believe this will continue to provide significant international verification opportunities in predominately Asian markets which have historically been difficult for US markets to penetrate.

•                  In September 2009, the Democratic Party of Japan (DPJ) scored an overwhelming victory in Japan’s elections. Of particular concern for the U.S. meat industry is the fact that the DPJ has taken a relatively harder line against expanded access for beef imports from the United States (US). Thus, it looks that in the near term, with Japan focused on a transitional government, and being more protectionist in nature, the current agreement for supplying Japan—cattle must be age verified as 20 months of age or less—will stay intact. This sets the stage for continued growth in IMI’s third party source and age verification services.

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

Management’s Strategy

For many quarters, management has been focusing its efforts on building a strong foundation to enhance profitability for the long term. Initially our efforts focused on our age and source verification services. Throughout 2009, we introduced a more robust offering of verification services. We also internally developed automated processes which improved our efficiency and reduced our employee headcount. As a direct result, total verification sales and hardware sales improved. We were able to provide more verification certifications (a multiple service offering) in a single audit but this type of service has marginal increases in revenue with declining profit margins as compared to our single service offerings. Interestingly enough, because our customers were seeing more profit per head from multiple verifications at a minimal increase in cost per verification service, they increased the number of cattle within each group audited. We benefitted from increased hardware sales which has higher profit margins due to our process automation.

In early 2009, we understood that all this work was necessary to build a solid foundation but we also recognized a “potential market saturation and decreasing profits dilemma” early on and began working toward a solution. Through our research and development, we learned that we needed to be on the cutting edge of this industry and that the most significant person to influence the food industry was the consumer. We were concerned about various food claims that the industry made without any third party verification. In response, we identified opportunities for horizontal and vertical integration. In addition to our current business structure, we knew we needed to develop a self-sustaining revenue stream with minimal management and labor costs, while simultaneously addressing food concerns near to our heart. We had built a company with strong credibility in the industry and we had the technical expertise to make our processes operate very efficiently.  The opportunities that we identified in early 2009 are built upon the verification services we provide and the solid reputation we have built.

In early 2010, we began to see some of the fruits of our labor. We were able to connect food processors and packers to those suppliers that provided product verified for the specific credence attributes demanded, thereby generating a new revenue stream based upon coordination within the food supply chain. We also introduced the “Where Food Comes From” (WFCF) brand. Revenue to be generated from WFCF is based upon a similar supply chain sales model. Many long hours of research went into this project and currently we are working hard to market this program to the consumer. Research indicates that transparency in food production is becoming more and more important to consumers. We believe that the future growth of verification services will be achieved only through consumer awareness and demand. WFCF is a labeling program that reconnects the consumer to the farmers and ranchers that produce the food. For the consumer, it is a seal of approval on a package or an individual product that provides assurance that those marketing claims are authentic and have been verified by an accredited, unbiased third party.

During the first half of 2010, management, along with the assistance of industry consulting experts, intentionally made the decision to invest heavily in marketing our services and our WFCF labeling program to build consumer awareness. In February 2010, we announced our alliance with cowboy poet Baxter Black to promote our verification, identification and traceability solutions on RFD-TV’s “Cattlemen to Cattlemen” television program. In July 2010, Leann Saunders, our president, was a featured guest in an episode of Lifetime Television’s “The Balancing Act” to discuss our latest effort to connect consumers with the farmers that raise their food. For a replay of the video/television coverage, checkout this link: www.imiglobal.com/media/videogallery.asp.

For the third quarter of 2010, we anticipate generating a small revenue stream from our WFCF program. We will continue to invest heavily in marketing our verification services and our WFCF brand to build consumer awareness and demand through the use of videos, television exposure, word-of-mouth and the internet. We believe we our positioning ourselves to benefit significantly in 2011 and beyond, but, of course, no assurance can be given that this investment will generate future revenue nor can we determine for how long, if at all.

Financial Highlights

•                  Revenues for the second quarter and year to date period ended June 30, 2010 increased 23.7% and 31.7%, respectively, over the same comparable periods in 2009. We are experiencing significant growth in our US Verified product line and our supply chain coordination efforts.

•                  For the year to date period ended June 30, 2010 we achieved positive cash flow from operations of $157,218 compared to cash consumption of $53,400 for the same period 2009.

•                  Net income for the year to date period ended June 30, 2010 was $106,184, or $0.01 net income per share, compared to net loss of $112,713 for the same period 2009. This is our second consecutive quarter to achieve net income and we believe this is significant considering the seasonality in our business.

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

Liquidity and Capital Resources

At June 30, 2010, we had cash and cash equivalents of $298,823 compared to $214,329 of cash and cash equivalents at December 31, 2009. Our working capital at June 30, 2010 was $341,793 compared to $263,989 at December 31, 2009.

Net cash provided by operating activities during the year to date period ended June 30, 2010 was $157,218 compared to cash consumed of $53,400 during the same period in 2009. Cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets and stock based compensation expense. The improvement was primarily driven by better operating performance. Additionally, the timing of cash receipts and cash disbursements affects our operating assets and cash balances.

Net cash used in investing activities of $54,953 is attributable to capital expenditures. Our capital expenditures were $54,953 and $58,695 for the year to date periods ended June 30, 2010 and 2009, respectively. Our capital expenditures are primarily related to purchases and internal development of information technology assets to support our product and service offerings. As we anticipate continued growth, we expect to continue investing additional capital in our information technology assets.

Net cash used in financing activities of $17,771 during the year to date period ended June 30, 2010 was primarily due to net repayments made under our notes payable. Net cash provided by financing activities of $82,599 during the year to date period ended June 30, 2009 was primarily related to $50,000 additional financing acquired under an existing note payable and approximately $40,000 in new debt acquired in connection with the purchase of equipment.

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

Our plan for continued growth is primarily based upon intensifying our focus on international markets. We believe that there are significant growth opportunities available to us because often the only means to entry as imposed on international market imports/exports is via a quality verification program, like our USVerified™ product line.

Off Balance Sheet Arrangements

As of June 30, 2010, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Second Quarter and Year to Date Periods ended June 30, 2010 compared to the Same Periods in Fiscal Year 2009

Revenues

Revenues are derived from sales of our USVerified identification and verification solutions, consulting services, web-based development and hardware sales. Revenues for the second quarter and year to date period ended June 30, 2010 were $799,130 and $1,479,313, respectively, compared to $645,880 and $1,123,205 in the 2009 comparable periods, an improvement of 23.7% and 31.7%, respectively. We continue to experience double-digit sales growth quarter over quarter and we believe this is significant performance in light of the current economic conditions severely impacting the food industry.

During the second quarter ended June 30, 2010, our third party verification revenue, which includes sales of our USVerified solutions and related consulting, program development and web-based development services, increased 20.3% to $652,629 compared to $542,391 in the same quarter 2009. For the year to date period ended June 30, 2010, third party verification revenue increased 28.5% to $1,226,887 compared to $955,030 in the same 2009 period.  The improvement is due in large part to increased demand in our US Verified NHTC product line and revenue generated from our supply chain coordination efforts.

Revenues derived from sales of hardware, primarily sales of cattle identification ear tags, increased 51.2% to $146,601 in the second quarter 2010 compared to $96,990 in the second quarter 2009. For the year to date period ended June 30, 2010, hardware sales increased 61.7% to $252,426 compared to $156,085 in the same 2009 period.

Cost of Sales and Gross Margin

Cost of sales for the second quarter 2010 were $365,648 compared to $294,393 during the second quarter 2009. Gross margin for the second quarter 2010 remained relatively flat at 54.2% of revenues compared to 54.4% for the second quarter 2009. For the year to date period ended June 30, 2010, cost of sales was $644,389 compared to $573,489 for the same 2009 period. Gross margins improved 7.5 basis points to 56.4% in 2010 compared to 48.9% in the same 2009 period.

Improvement in our gross margins for the year to date period ended June 30, 2010 compared to 2009 were partially due to the absorption of certain costs which are generally fixed in nature over a greater volume of sales coupled with shifts in our sales mix of higher margin supply chain coordination revenue. For a more detailed discussion regarding profitability, read “Management’s Strategy” above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter 2010 were $359,710, an increase of $66,542, or 22.7% over the second quarter 2009 amount of $293,168. For the year to date period ended June 30, 2010, expenses increased $62,918, or 9.7% to $712,393 compared to $649,475 in the same year to date 2009 period.

The increase was directly attributed to increased spending in consulting, marketing and advertising. During the second quarter 2010, management, along with the assistance of industry consulting experts, intentionally made the decision to invest heavily in marketing our “Where Food Comes From” labeling program to build consumer awareness. We believe that the future growth of verification services will be achieved only through consumer awareness and demand. We recognize that we have allocated significant funds to this effort but we are confident that we are heading in the right direction. This marketing decision and the decision to invest these funds in our future were made at a time when we recognized that our operations consistently generated sufficient cash flow. We cannot guarantee that this investment will generate future revenue nor can we determine for how long, if at all. Therefore, this investment must be expensed in accordance with accounting principles generally accepted in the United States. For a more detailed discussion regarding our “Where Food Comes From” labeling program, read “Management’s  Strategy” above.

Net Income (Loss) and Per Share Information

As a result of the foregoing, net income for the second quarter ended June 30, 2010 was $65,604 or less than a penny per basic and diluted common share, compared to net income of $49,265 or less than a penny per basic and diluted common share for the second quarter ended June 30, 2009. Net income for the year to date period ended June 30, 2010 was $106,184 or $0.01 per basic and diluted common share, compared to net loss of $112,713 or $0.01 loss per basic and diluted common share for the same 2009 period.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective at a reasonable assurance level based on his evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2009 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2010, there have been no material changes to the risks disclosed in our most recent Annual Report on Form 10-K. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2010, we granted 55,000 shares of fully vested stock at $0.13 per share with an aggregate value of $7,150 in connection with investor relations services performed by Pfeiffer High.

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

ITEM 5.  OTHER INFORMATION

The Company held its Annual Meeting of Shareholders on December 3, 2009. At the Annual Meeting, shareholders were asked to consider two proposals:

1.               The re-election of John Saunders, Dr. Gary Smith, Adam Larson, Robert Van Schoick II and Peter C. Lapaseotes, Jr. to serve as the five (5) directors of the Company to hold office until the next annual meeting of shareholders or until their successors are duly elected and qualified; and

2.               To ratify the appointment of Gruber & Company, LLC, an independent registered public accounting firm, as our independent auditors for the fiscal year ending December 31, 2009.

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

Date: August 12, 2010	Integrated Management Information, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

	By:	/s/ Dannette D. Henning
Chief Financial Officer