Form 10-Q
period 2010-09-30
Integrated Management Information, Inc.
filed 2010-11-12
CIK 1360565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2010

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

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of November 5, 2010 was 20,901,781.

Integrated Management Information, Inc.

September 30, 2010

Integrated Management Information, Inc.

Balance Sheets

(Unaudited)

	Sept 30,	Dec 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$488,363	$214,329
Accounts receivable, net of allowance	192,796	204,596
Prepaid expenses and other current assets	14,647	65,695
Total current assets	695,806	484,620
Property and equipment, net	125,661	134,035
Intangible assets, net	16,159	655
Total assets	$837,626	$619,310

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$221,992	$161,049
Accrued expenses and other current liabilities	16,268	51,115
Current portion of notes payable	10,359	8,467
Total current liabilities	248,619	220,631
Notes payable and other long-term debt
Commitments and contingencies	334,049	360,871
Stockholders equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 21,039,006 and 20,929,006 shares issued, respectively; and 20,901,781 and 20,849,481 shares outstanding, respectively	21,039	20,929
Additional paid-in-capital	3,401,383	3,387,130
Treasury stock of 137,225 and 79,525 shares, respectively	(29,058)	(20,144)
Accumulated deficit	(3,138,406)	(3,350,107)
Total stockholders’ equity	254,958	37,808
Total liabilities and stockholders’ equity	$837,626	$619,310

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Operations

(Unaudited)

	Third Quarter ended
	Sept 30,	Sept 30,
	2010	2009

Revenues	$923,701	$778,736
Costs of revenues	433,671	391,446
Gross profit	490,030	387,290
Selling, general and administrative expenses	376,740	308,030
Gain on sale of equipment	—	—
Income from operations	113,290	79,260
Other expense (income):
Interest expense	8,199	9,114
Other income, net	(426)	(250)
Income before income taxes	105,517	70,396
Income taxes	—	—
Net income	$105,517	$70,396

Net income per share:
Basic	$0.01	$—
Diluted	$0.01	$—

Weighted average shares outstanding:
Basic	20,863,573	20,868,481
Diluted	20,883,133	20,996,910

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Operations

(Unaudited)

	Year to Date Period ended
	Sept 30,	Sept 30,
	2010	2009

Revenues	$2,403,014	$1,901,941
Costs of revenues	1,078,060	964,935
Gross profit	1,324,954	937,006
Selling, general and administrative expenses	1,089,132	957,505
Gain on sale of equipment	—	(4,000)
Income (loss) from operations	235,822	(16,499)
Other expense (income):
Interest expense	25,244	26,462
Other income, net	(1,123)	(644)
Income (loss) before income taxes	211,701	(42,317)
Income taxes	—	—
Net income (loss)	$211,701	$(42,317)

Net income (loss) per share:
Basic	$0.01	$—
Diluted	$0.01	$—

Weighted average shares outstanding:
Basic	20,845,714	20,868,859
Diluted	20,864,238	20,868,859

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Cash Flows

(Unaudited)

	Year to Date Period ended Sept 30,
	2010	2009
Operating activities:
Net income (loss)	$211,701	$(42,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,006	39,525
Stock based compensation expense	63	27,568
Issuance of 110,000 common shares	14,300	—
Provision for doubtful accounts	1,656	12,722
Loss (gain) on sale/disposal of equipment	—	(4,000)
Changes in assets and liabilities:
Accounts receivable	10,144	71,086
Inventories	—	14,350
Prepaid expenses and other current assets	51,048	24,209
Accounts payable	60,943	(15,560)
Accrued expenses and other current liabilities	(34,847)	(15,408)
Net cash provided by (used in) operating activites	375,014	112,175

Investing activities:
Acquisition of property and equipment	(67,136)	(95,471)
Proceeds from sale of equipment	—	4,000
Net cash provided by (used in) investing activities	(67,136)	(91,471)

Financing activities:
Proceeds from notes payable	8,500	89,964
Repayments under notes payable	(33,430)	(18,595)
Stock repurchase under Buyback Program	(8,914)	(765)
Net cash provided by (used in) financing activities	(33,844)	70,604
Net change in cash and cash equivalents	274,034	91,308
Cash and cash equivalents at beginning of year	214,329	154,044
Cash and cash equivalents at end of period	$488,363	$245,352

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Stockholders’ Equity

(Unaudited)

			Additional
	Common Stock		Paid-in	Retained	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2008	20,929,006	$20,929	$3,359,380	$(3,196,916)	$(16,124)	$167,269

Stock repurchase of 22,325 shares on the open market	—	—	—	—	(4,020)	(4,020)
Stock-based compensation expense	—	—	27,750	—	—	27,750
Net loss	—	—	—	(153,191)	—	(153,191)
Balance at December 31, 2009	20,929,006	$20,929	$3,387,130	$(3,350,107)	$(20,144)	$37,808

Stock repurchase of 57,700 shares on the open market	—	—	—	—	(8,914)	(8,914)
Issuance of 110,000 common shares	110,000	110	14,190	—	—	14,300
Stock-based compensation expense	—	—	63	—	—	63
Net income	—	—	—	211,701	—	211,701
Balance at September 30, 2010	21,039,006	$21,039	$3,401,383	$(3,138,406)	$(29,058)	$254,958

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

More recently, we worked with compliance programs and marketing approaches in advance of completion of the country of origin labeling (COOL) legislation’s final rule, requiring meat retailers to display the country of origin on their meat and produce labels. In March 2009, we introduced our VerifiedGreen™ Verification program. This program caters to producers and consumers who are committed to reducing their carbon footprint. Then in March 2010, in response to consumers’ demand of increased transparency regarding the origins and safety of their food, we introduced our “Where Food Comes From” consumer labeling program. This program is a rigorous qualification protocol under which only those farmers, ranchers and processors who meet strict third-party verification requirements may display the distinctive “Where Food Comes From” brand.  It is the first of its kind that directly connects the consumer with the food supply chain in a way that fosters confidence at the point of purchase. We believe that as consumers become better educated, they will have more confidence in their food purchase decisions. In addition to building consumer confidence, the “Where Food Comes From” label gives producers and processors a way to enhance, differentiate and even protect their valuable brands.

Integrated Management Information, Inc.

Notes to the Financial Statements

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2009 included in our Form 10-K filed on March 31, 2010. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The operating results for the third quarter and year to date period ended September 30, 2010 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

The following schedule is a reconciliation of the share data used in the basic and diluted income (loss) per share computations:

	Third Quarter ended		Year to Date ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2010	2009	2010	2009
Basic:
Weighted average shares outstanding	20,863,573	20,868,481	20,845,714	20,868,859

Diluted:
Weighted average shares outstanding	20,863,573	20,868,481	20,845,714	20,868,859
Weighted average effects of dilutive securities	19,560	128,429	18,524	—
Total	20,883,133	20,996,910	20,864,238	20,868,859

Antidilutive securities:	8,541,500	7,062,810	8,541,500	8,831,310

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

The fair value of stock options is estimated using the Black-Scholes option-pricing model. No stock options have been granted during the year to date periods ended September 30, 2010 and 2009.

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

Our stock-based compensation cost for the third quarters ended September 30, 2010 and 2009 was $0 and $640, respectively, and has been included in general and administrative expenses. Stock-based compensation cost for the year to date periods ended September 30, 2010 and 2009 was $63 and $27,568, respectively. No tax benefits were recognized for these costs due to our cumulative losses as well as a full valuation reserve on our deferred tax assets.

Stock Option Plan Activity

Stock option activity under our Plans is summarized as follows:

				Weighted Avg.
		Weighted Avg.	Weighted Avg.	Remaining
	Number of	Exercise Price	Fair Value	Contractual Life	Aggregate
	Options/Warrants	per Share	per Share	(in years)	Intrinsic Value

Outstanding, December 31, 2009	8,593,500	$1.64	$0.01	1.13
Granted	—	$—	$—	—
Exercised	—	$—	$—	—
Canceled	—	$—	$—	—
Outstanding, September 30, 2010	8,593,500	$1.64	$0.01	0.38	$4,774
Exercisable, September 30, 2010	8,593,500	$1.64	$0.01	0.38	$4,774

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on September 30, 2010 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on September 30, 2010.

Stock Grant

On June 30, 2010 and September 30, 2010, we granted 55,000 and 55,000 shares, respectively, of fully vested stock at $0.13 per share with an aggregate value of $14,300 in connection with investor relations services performed by Pfeiffer High.

Integrated Management Information, Inc.

Notes to the Financial Statements

Note 4 - Stock Buyback Plan

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market. As of September 30, 2010, we have repurchased a total of 137,225 shares under the Stock Buyback Plan. During 2010, we repurchased 57,700 shares at an average price of $0.15 per share. Total cash consideration for the repurchased shares was $8,914. The repurchased shares are recorded as part of treasury stock and are accounted for under the cost method.

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

As of September 30, 2010 and December 31, 2009, we believe it is more likely than not that our net deferred tax asset will not be realized beyond the provision for income taxes due on taxable earnings for the year ended December 31, 2010; and accordingly, we have recorded a valuation allowance against the deferred tax assets.

We will continue to assess the need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become taxable. Although we achieved net income for the year to date period ended September 30, 2010, we will continue to review various qualitative and quantitative data in regards to the realization of our deferred tax assts, including:

•                  The levels of historical taxable income and projections for future taxable income over periods in which the deferred tax assets would be deductible;

•                  Accumulation of income (loss) before taxes utilizing a look-back period of three years;

•                  Events within our industry;

•                  The cyclical nature of our business;

•                  The health of the economy; and

•                  Historical trending.

Integrated Management Information, Inc.

Notes to the Financial Statements

If at some future time we conclude that our prospects for the realization of our deferred tax assets are more likely than not, we will then reduce our valuation allowance as appropriate and credit income tax expense. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carry-forward periods are reduced.

Note 6 - Notes Payable

Notes payable consist of the following:

	September 30,	December 31,
	2010	2009

Equipment Note Payable	$23,008	$29,338
Lapaesotes Note Payable	$320,000	$340,000
Integriflex Note Payable	1,400	—
	$344,408	$369,338
Less current portion of notes payable and other long-term debt	10,359	8,467
Notes payable and other long-term debt	$334,049	$360,871

Equipment Note Payable

On January 31, 2009, we issued a note payable in the amount of $35,963 for the purchase of a vehicle used primarily for business purposes. Under the Note, interest and principal payments are due in equal monthly installments of $870.55 over 4 years beginning March 17, 2009. The Note is fully secured by the vehicle.

Lapaseotes Note Payable

In September 2007, we obtained $300,000 in unsecured debt financing. In April 2009, an additional $50,000 was obtained under the same financing terms. The notes are held by a major shareholder; bear an interest rate of 9% per annum, payable quarterly. The principal balance was due on September 12, 2011 but during the quarter ended September 30, 2010, the maturity date was extended to September 12, 2012.

During February and July 2010, we paid an additional $10,000 and $10,000, respectively, towards the principal balance. We intend to continue making principal payments towards the balance as additional funds become available.

Integriflex Note Payable

During March 2010, we purchased the rights to the Nebraska Verified™  trademark for $8,500. In connection with the purchase of this intangible asset, we paid $5,000 in cash and financed the remaining $3,500 payable in equal monthly installments of $350 over the next 10 months.

Note 7 - Related Party Transactions

As previously discussed in Note 6, we have $320,000 payable of unsecured debt payable to a major shareholder who is related to Pete Lapaseotes, a director.

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

As of September 30, 2010, future minimum lease payments for our headquarters are as follows:

Years Ending December 31,	Amount
2010	11,978
2011	48,509
2012	24,554
Thereafter	—
Total lease commitments	$85,041

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

Note 10 - Recent Accounting Pronouncements

The pronouncements that we adopted for the year to date period ended September 30, 2010 did not have a material impact on the consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

More recently, we worked with compliance programs and marketing approaches in advance of completion of the country of origin labeling (COOL) legislation’s final rule, requiring meat retailers to display the country of origin on their meat and produce labels. In March 2009, we introduced our VerifiedGreen™ Verification program. This program caters to producers and consumers who are committed to reducing their carbon footprint. Then in March 2010, in response to consumers’ demand of increased transparency regarding the origins and safety of their food, we introduced our “Where Food Comes From” consumer labeling program. This program is a rigorous qualification protocol under which only those farmers, ranchers and processors who meet strict third-party verification requirements may display the distinctive “Where Food Comes From” brand.  It is the first of its kind that directly connects the consumer with the food supply chain in a way that fosters confidence at the point of purchase. We believe that as consumers become better educated, they will have more confidence in their food purchase decisions. In addition to building consumer confidence, the “Where Food Comes From” label gives producers and processors a way to enhance, differentiate and even protect their valuable brands.

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

•                  U.S. beef has been largely absent from the European Union (EU) for the past 19 years. With limited domestic and Brazilian supply into the EU and a newly negotiated and implemented, as of August 2009, duty-free beef quota, there is great optimism for US beef demand in the EU. Currently the new quota is limited to non-hormone-treated beef (NHTC), which requires third party verification, but with duty-free access significantly lowering the cost of doing business in Europe, we believe that it offers significantly more potential for third party NHTC verification services and our new product line, High Quality Beef verification services.

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

During 2010, management, along with the assistance of industry consulting experts, intentionally made the decision to invest heavily in marketing our services and our WFCF labeling program to build consumer awareness. In February 2010, we announced our alliance with cowboy poet Baxter Black to promote our verification, identification and traceability solutions on RFD-TV’s “Cattlemen to Cattlemen” television program. In July 2010, Leann Saunders, our president, was a featured guest in an episode of Lifetime Television’s “The Balancing Act” to discuss our latest effort to connect consumers with the farmers that raise their food. For a replay of the video/television coverage, checkout this link: www.imiglobal.com/media/videogallery.asp.

For the third quarter of 2010, we generated a small revenue stream from our WFCF program. We will continue to invest heavily in marketing our verification services and our WFCF brand to build consumer awareness and demand through the use of videos, television exposure, word-of-mouth and the internet. We believe we are positioning ourselves to benefit significantly in 2011 and beyond, but, of course, no assurance can be given that this investment will generate future revenue nor can we determine for how long, if at all.

Financial Highlights

•                  Revenues for the third quarter and year to date period ended September 30, 2010 increased 18.6% and 26.3%, respectively, over the same comparable periods in 2009. We are experiencing significant growth in our US Verified product line and our supply chain coordination efforts.

•                  Profit margins for the third quarter and year to date period ended September 30, 2010 improved 3.3 and 5.9 basis points, respectively over the same comparable periods in 2009.

•                  For the year to date period ended September 30, 2010 we achieved positive cash flow from operations of $375,014 compared to $112,175 for the same period 2009.

•                  Net income for the year to date period ended September 30, 2010 was $211,701, or $0.01 net income per share, compared to net loss of $42,317 for the same period 2009. This is our third consecutive quarter to achieve net income and we believe this is significant considering current economic conditions severely impacting the food industry.

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

Liquidity and Capital Resources

At September 30, 2010, we had cash and cash equivalents of $488,363 compared to $214,329 of cash and cash equivalents at December 31, 2009. Our working capital at September 30, 2010 was $447,187 compared to $263,989 at December 31, 2009.

Net cash provided by operating activities during the year to date period ended September 30, 2010 was $375,014 compared to cash provided of $112,175 during the same period in 2009. Cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets and stock based compensation expense. The improvement was primarily driven by better operating performance. Additionally, the timing of cash receipts and cash disbursements affects our operating assets and cash balances.

Net cash used in investing activities of $67,136 is attributable to capital expenditures. Our capital expenditures were $67,136 and $95,471 for the year to date periods ended September 30, 2010 and 2009, respectively. Our capital expenditures are primarily related to purchases and internal development of information technology assets to support our product and service offerings. As we anticipate continued growth, we expect to continue investing additional capital in our information technology assets.

Net cash used in financing activities of $33,844 during the year to date period ended September 30, 2010 was primarily due to net repayments made under our notes payable. Net cash provided by financing activities of $70,604 during the year to date period ended September 30, 2009 was primarily related to $50,000 additional financing acquired under an existing note payable and approximately $40,000 in new debt acquired in connection with the purchase of equipment.

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

Off Balance Sheet Arrangements

As of September 30, 2010, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Third Quarter and Year to Date Periods ended September 30, 2010 compared to the Same Periods in Fiscal Year 2009

Revenues

Revenues are derived from sales of our USVerified identification and verification solutions, consulting services, web-based development and hardware sales. Revenues for the third quarter and year to date period ended September 30, 2010 were $923,701 and $2,403,014, respectively, compared to $778,736 and $1,901,941 in the 2009 comparable periods, an improvement of 18.6% and 26.3%, respectively. We continue to experience double-digit sales growth from quarter over comparable quarter and we believe this is significant performance in light of the current economic conditions severely impacting the food industry.

During the third quarter ended September 30, 2010, our third party verification revenue, which includes sales of our USVerified solutions and related consulting, program development and web-based development services, increased 20.4% to $699,282 compared to $581,032 in the same quarter 2009. For the year to date period ended September 30, 2010, third party verification revenue increased 25.4% to $1,926,169 compared to $1,536,062 in the same 2009 period.  The improvement is due in large part to increased demand in our US Verified NHTC product line and revenue generated from our supply chain coordination efforts.

Revenues derived from sales of hardware, primarily sales of cattle identification ear tags, increased 17.3% to $224,419 in the third quarter 2010 compared to $191,254 in the third quarter 2009. For the year to date period ended September 30, 2010, hardware sales increased 37.3% to $476,845 compared to $347,339 in the same 2009 period.

Cost of Sales and Gross Margin

Cost of sales for the third quarter 2010 were $433,671 compared to $391,446 during the third quarter 2009. Gross margin for the third quarter 2010 improved 3.3 basis points to 53.1% of revenues compared to 49.7% for the third quarter 2009. For the year to date period ended September 30, 2010, cost of sales was $1,078,060 compared to

$964,935 for the same 2009 period. Gross margins improved 5.9 basis points to 55.1% in 2010 compared to 49.3% in the same 2009 period.

Improvement in our gross margins for the year to date period ended September 30, 2010 compared to 2009 were partially due to the absorption of certain costs which are generally fixed in nature over a greater volume of sales coupled with shifts in our sales mix of higher margin supply chain coordination revenue. For a more detailed discussion regarding profitability, read “Management’s Strategy” above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter 2010 were $376,740, an increase of $68,710, or 22.3% over the third quarter 2009 amount of $308,030. For the year to date period ended September 30, 2010, expenses increased $131,627, or 13.7% to $1,089,132 compared to $957,505 in the same year to date 2009 period.

The increase was directly attributed to increased spending in consulting, marketing and advertising. During the second quarter 2010 and continuing through the third quarter 2010, management, along with the assistance of industry consulting experts, intentionally made the decision to invest heavily in marketing our “Where Food Comes From” labeling program to build consumer awareness. We believe that the future growth of verification services will be achieved only through consumer awareness and demand. We recognize that we have allocated significant funds to this effort but we are confident that we are heading in the right direction. This marketing decision and the decision to invest these funds in our future were made at a time when we recognized that our operations consistently generated sufficient cash flow. While we generated a small revenue stream from our WFCF program during the third quarter 2010, we cannot guarantee that this investment will generate future revenue nor can we determine for how long, if at all. Therefore, this investment must be expensed in accordance with accounting principles generally accepted in the United States. For a more detailed discussion regarding our “Where Food Comes From” labeling program, read “Management’s Strategy” above.

Net Income (Loss) and Per Share Information

As a result of the foregoing, net income for the third quarter ended September 30, 2010 was $105,517 or $0.01 per basic and diluted common share, compared to net income of $70,396 or less than a penny per basic and diluted common share for the third quarter ended September 30, 2009. Net income for the year to date period ended September 30, 2010 was $211,701 or $0.01 per basic and diluted common share, compared to net loss of $42,317 or less than a penny loss per basic and diluted common share for the same 2009 period.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2009 Annual Report on Form 10-K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 30, 2010, there have been no material changes to the risks disclosed in our most recent Annual Report on Form 10-K. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the year ended as of September 30, 2010, we have granted 110,000 shares of fully vested stock at $0.13 per share with an aggregate value of $14,300 in connection with investor relations services performed by Pfeiffer High.

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

ITEM 5.  OTHER INFORMATION

The Company held its Annual Meeting of Shareholders on October 27, 2010. At the Annual Meeting, shareholders were asked to consider two proposals:

1.               The re-election of John Saunders, Dr. Gary Smith, Adam Larson, Robert Van Schoick II and Peter C. Lapaseotes, Jr. to serve as the five (5) directors of the Company to hold office until the next annual meeting of shareholders or until their successors are duly elected and qualified; and

2.               To ratify the appointment of Gruber & Company, LLC, an independent registered public accounting firm, as our independent auditors for the fiscal year ending December 31, 2010.

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

Date: November 12, 2010	Integrated Management Information, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

	By:	/s/ Dannette D. Henning
Chief Financial Officer