Form 10-K
period 2010-12-31
Integrated Management Information, Inc.
filed 2011-03-10
CIK 1360565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File No. 333-133634

INTEGRATED MANAGEMENT INFORMATION, INC.

Colorado	43-1802805
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of February 10, 2011 was 20,788,450. The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2010, the last business day of our most recently completed second fiscal quarter was $1,600,183.

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

We also offer consulting, program development and web-based development services on a customized basis to meet special customer requirements. For the years-ended December 31, 2010 and 2009, our third party verification programs provided approximately 80% and 82% of our total revenue, respectively.

Hardware Sales

In support of our third party verification service offerings, we offer hardware products (primarily identification cattle ear tags) to our customers. While these hardware products have lower profit margins compared with our proprietary offerings, they allow us to offer our customers a comprehensive solution. Approximately 20% and 18% of our total revenue was provided by the sale of hardware during the years-ended December 31, 2010 and 2009, respectively.

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

COMPETITION

Of the 775,000 independent suppliers of cattle in the United States, we estimate that only approximately 40,000 use some form of verification program. We currently provide tracking information for approximately 6,000 of the most significant independent suppliers which we believe supply greater than 50% of the beef and other livestock products available for export markets.

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

EMPLOYEES

As of December 31, 2010 we had 16 employees all of which are full-time. Our future success is substantially dependent upon the performance of our key senior management personnel, as well as our ability to attract and retain highly qualified technical personnel. Additional information regarding certain risks related to our employees is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

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

`ITEM 3.                LEGAL PROCEEDINGS

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

	2010		2009
	High	Low	High	Low
First quarter	$0.17	$0.10	$0.30	$0.07
Second quarter	$0.19	$0.12	$0.20	$0.09
Third quarter	$0.22	$0.11	$0.15	$0.05
Fourth quarter	$0.24	$0.10	$0.19	$0.06

Stockholders

As of February 10, 2011, we estimate that there were 234 beneficial and actual owners of our Common Stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals and entities are registered in the name of Cede & Co. Cede & Co. is a nominee of The Depository Trust Company, a securities depository for banks and brokerage firms.

Dividends

We have not declared or paid any cash dividends on our common stock. We presently do not have plans to pay any cash dividends in the future.

Recent Sales of Unregistered Securities

During 2010, we granted 110,000 of fully vested common stock at $0.13 per share with an aggregate value of $14,300 in connection with investor relations services performed by Pfeiffer High.

The issuance of these shares of our common stock described above was pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and related state private offering exemptions. All of the investors were Accredited Investors as defined in the Securities Act who took their shares for investments purposes without a view to distribution and had access to information concerning the company and its business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for these shares. All certificates for these shares issued pursuant to Section 4(2) contain a restrictive legend. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

Issuer Purchases of Equity Securities

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market. As of December 31, 2010, we have repurchased a total of 250,556 shares at an average price of $0.19 per share under the Stock Buyback Plan. The repurchased shares are recorded as part of treasury stock and are accounted for under the cost method.

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

During the third and fourth quarters of 2010, we generated a small but consistently growing revenue stream from our WFCF program. We will continue to invest heavily in marketing our verification services and our WFCF brand to build consumer awareness and demand through the use of videos, television exposure, word-of-mouth and the internet. We believe we are positioning ourselves to benefit significantly in 2011 and beyond, but, of course, no assurance can be given that this investment will generate future revenue nor can we determine for how long, if at all.

Financial Highlights

•                  Revenues in 2010 increased 23.1% to $3.3 million compared to $2.7 million in 2009. We are experiencing significant growth in our US Verified product line and our supply chain coordination efforts.

•                  Profit margins in 2010 improved 4.4 basis points to 55.0% compared to 50.6% in 2009.

•                  For the year ended 2010 we achieved positive cash flow from operations of $430,535 compared to $102,678 for 2009. Additionally we ended the year with $513,076 in cash and cash equivalents compared to $214,329 in the prior year.

•                  Net income for 2010 was $327,757, or $0.02 per share, compared to net loss of $153,191 for 2009. This is our fourth consecutive quarter to achieve net income and we believe this is significant considering current economic conditions severely impacting the food industry.

•                  Earnings before interest, taxes, depreciation, amortization, and other operating expenses (Adjusted EBITDA), which is calculated starting with income (loss) from continuing operations, was $442,912 for 2010 compared to $112,260 for 2009.

Use of Non-GAAP Financial Information

In addition to the results reported in accordance with accounting principles generally accepted in the United States of America (GAAP) included in this filing, we have provided certain non-GAAP financial information and Adjusted EBITDA. Management believes that the presentation of this non-GAAP financial information provides useful information to investors because this information may allow investors to better evaluate ongoing business performance and certain components of our results. This information should be considered in addition to the results presented in accordance with GAAP, and should not be considered a substitute for the GAAP results. We have reconciled the non-GAAP financial information included herein to the nearest GAAP measure in context.

RESULTS OF OPERATIONS

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

	Years ended December 31,		2010	2010 - 2009
Selected Financial Data	2010	2009	Improvement	% Change

Revenues	$3,274,566	$2,660,530	$614,036	23.1%
Third party verification	2,626,539	2,171,080	455,459	21.0%
Hardware	648,027	465,985	182,042	39.1%
Other	—	23,465	(23,465)	*
Costs of revenues	1,474,881	1,314,683	(160,198)	-12.2%
Gross profit	1,799,685	1,345,847	453,838	33.7%
Gross margin	55.0%	50.6%	4.4%	*
Selling, general and administrative expenses	1,440,229	1,468,537	28,308	1.9%
Gain on sale of online businesses	—	(4,000)	4,000	*
Interest expense	33,389	35,507	2,118	6.0%
Net income (loss)	327,757	(153,191)	480,948	*

* calculation not meaningful for discussion purposes

	Years ended December 31,
Adjusted EBITDA:	2010	2009
Net income (loss)	$327,757	$(153,191)
Interest expense	33,389	35,507
Income taxes	—	—
Depreciation and amortization	81,766	56,389
Adjust for non-cash items:
Gain on sale of online businesses	—	4,000
Bad debt for USDA grant project	—	169,555
Adjusted EBITDA	$442,912	$112,260

Revenues

Revenues are derived from sales of our USVerified identification and verification solutions, consulting services, web-based development and hardware sales. Revenues for year ended December 31, 2010 were

$3,274,566 compared to $2,660,530 for 2009, an improvement of approximately 23%. We continue to experience double-digit sales growth year over year and we believe this is significant performance in light of the current economic conditions severely impacting the food industry.

During 2010, our third party verification revenue, which includes sales of our USVerified solutions and related consulting, program development and web-based development services, increased 21% to $2,626,539 from $2,171,080 in 2009. The improvement is due in large part to increased demand in our US Verified NHTC product line and revenue generated from our supply chain coordination efforts.

Revenues derived from sales of hardware, primarily sales of cattle identification ear tags, increased 39.1% to $648,027 in 2010 compared to $465,985 in 2009.

Cost of Sales and Gross Margin

Cost of sales for 2010 was $1,474,881 compared to $1,314,683 during 2009. Gross margin for 2010 improved 4.4 basis points to 55.0% of revenues in 2010 compared to 50.6% in 2009.

Improvement in our gross margins for 2010 over 2009 were partially due to the absorption of certain costs which are generally fixed in nature over a greater volume of sales coupled with shifts in our sales mix of higher margin supply chain coordination revenue. For a more detailed discussion regarding profitability, read “Management’s Strategy” above.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses for 2010 were $1,440,229, a decrease of $28,308, or 1.9% over the 2009 amount of $1,468,537.

In 2009, we recorded a bad debt provision of $169,555 for an account receivable outstanding due from the USDA that is greater than 90 days past due. The receivable was related to a special grant funded project for premise registrations throughout the USDA. This project was specific to the years ended 2007 and 2008. Midway through the USDA grant funded project, the USDA re-evaluated the project and decided to discontinue the project. Numerous times, we attempted to collect the receivable but due to the length of time it remained outstanding, the fact that the program was discontinued and the lack of response we received from those responsible for this project, we reserved the full amount outstanding as of December 31, 2009.

Excluding the 2009 bad debt provision of $169,555, adjusted SG&A expenses were $1,298,982 for 2009. Compared to the 2010 amount of $1,440,229, SG&A expenses actually increased 10.9% over the 2009 adjusted amount.

The 2010 increase was directly attributed to increased spending in consulting, marketing and advertising. During the second quarter 2010 and continuing through the 2010, management, along with the assistance of industry consulting experts, intentionally made the decision to invest heavily in marketing our “Where Food Comes From” labeling program to build consumer awareness. We believe that the future growth of verification services will be achieved only through consumer awareness and demand. We recognize that we have allocated significant funds to this effort but we are confident that we are heading in the right direction. This marketing decision and the decision to invest these funds in our future were made at a time when we recognized that our operations consistently generated sufficient cash flow. While we generated a small revenue stream from our WFCF program during the third and fourth quarters of 2010, we cannot guarantee that this investment will generate future revenue nor can we determine for how long, if at all. Therefore, this investment must be expensed in accordance with accounting principles generally accepted in the United States. For a more detailed discussion regarding our “Where Food Comes From” labeling program, read “Management’s Strategy” above.

Net Income (Loss) and Per Share Information

As a result of the foregoing, net income for the year ended December 31, 2010 was $327,757 or $0.02 per basic and diluted common share, compared to net loss of $153,191 or $0.01 loss per basic and diluted common share for the year ended December 31, 2009.

Adjusted EBITDA

Management believes that the presentation of Adjusted EBITDA, a non-GAAP financial measurement, provides useful information to investors because this information may allow investors to better evaluate ongoing business performance and certain components of our results. Excluding certain 2009 amounts representing the gain from the sale of our online businesses and the bad debt provision for the USDA special grant funded project, Adjusted EBITDA, which is calculated starting with income (loss) from continuing operations, was $442,912 for 2010 compared to $112,260 for 2009.

Liquidity and Capital Resources

At December 31, 2010, we had cash and cash equivalents of $513,076 compared to $214,329 of cash and cash equivalents at December 31, 2009. Our working capital at December 31, 2010 was $555,074 compared to $263,989 at December 31, 2009.

Net cash provided by operating activities during 2010 was $430,535 compared to net cash provided of $102,678 during the same period in 2009. Cash provided by operating activities is driven by our net loss and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets and stock based compensation expense. The improvement was primarily driven by better operating performance. Additionally, the timing of cash receipts and cash disbursements affects our operating assets and cash balances.

Net cash used in investing activities during 2010 was $76,344 compared to $107,711 during 2009. Net cash used was primarily attributable to capital expenditures during both years. Our capital expenditures were $76,344 and $111,711 for the years 2010 and 2009, respectively. Our capital expenditures are primarily related to purchases and internal development of information technology assets to support our product and service offerings.

Net cash used in financing activities of $55,444 during 2010 was primarily due to net repayments made under our notes payable. Net cash provided by financing activities of $65,318 during 2009 was primarily driven by $50,000 in additional financing acquired under an existing note payable and approximately $40,000 in new debt acquired in connection with the purchase of equipment.

Historically, our growth has been funded through a combination of convertible debt from private investors and private placement offerings. We continually evaluate all funding options including additional offerings of our securities to private, public and institutional investors and other credit facilities as they become available.

The primary driver of our operating cash flow is our third-party verification solutions, specifically the gross margin generated from services provided. Therefore we focus on the elements of those operations including revenue growth and long term projects that ensure a steady stream of operating profits to enable us to meet our cash obligations. On a weekly basis we review the performance of each of our revenue streams focusing on third party verification solutions compared with prior periods and our operating plan. We believe that our various sources of capital, including cash flow from operating activities, overall improvement in our performance, and our ability to obtain additional financing are adequate to finance current operations as well as the repayment of current debt obligations. We are not aware of any other event or trend that would negatively affect our liquidity. In the event such a trend develops, we believe that there are sufficient financing avenues available to us and from our internal cash generating capabilities to adequately manage our ongoing business.

The culmination of all our efforts toward net income has brought opportunities to us including: increased investor confidence and renewed interest in our company, third-party interest in our expertise to develop and enhance websites, as well as the potential to develop business relationships with long term strategic partners. In keeping with our core business, we will continue to review our business model with a focus on profitability, long term capital solutions and the potential impact of acquisitions or divestitures, if such an opportunity arises.

Our plan for continued growth is primarily based upon intensifying our focus on international markets. We believe that there are significant growth opportunities available to us because often the only way to access various restrictions as imposed on international market imports/exports is via a quality verification program, like our USVerified™.com product line.

Off Balance Sheet Arrangements

As of December 31, 2010, we had no off-balance sheet arrangements of any type.

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

Stock-Based Compensation Expense

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. We estimate the expected life of options granted based on historical exercise patterns, which we believe are representative of future behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. We estimate the volatility of our common stock on the date of grant based on the implied volatility of publicly traded options on our common stock, with a term of one year or greater. We believe that implied volatility calculated based on actively traded options on our common stock is a better indicator of expected volatility and future stock price trends than historical volatility. Therefore, expected volatility for the year ended December 31, 2010 and 2009 was based on a market-based implied volatility. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

There is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may differ from the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Although the fair value of our share-based awards is determined in accordance with GAAP and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 using an option-pricing model, the value calculated may not be indicative of the fair value observed in a willing buyer / willing seller market transaction.

Estimates of share-based compensation expenses do have an impact on our financial statements, but these expenses are based on the aforementioned option valuation model and will never result in the payment of cash by us. For this reason, and because we do not view share-based compensation as being related to our operational performance, we exclude estimated share-based compensation expense when internally evaluating our performance.

Income Taxes and Realization of Deferred Tax Assets

The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Although we achieved $327,757 of income for 2010, we reviewed various qualitative and quantitative data in regards to the realization of our deferred tax assets, including:

•                  The level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets would be deductible, and

•                  Accumulation of income (loss) before taxes utilizing a look-back period of three years.

•                  Events within the industry,

•                  The cyclical nature of our business,

•                  The health of the economy,

•                  Our future forecasts of taxable income and

•                  Historical trending.

After consideration of these qualitative and quantitative data, we concluded not to reduce our valuation allowance in the fourth quarter of 2010 because of the current macroeconomic climate and uncertainty around credit markets and consumer behavior. Our deferred tax assets remain fully reserved by a valuation allowance.

RECENT ACCOUNTING PRONOUCEMENTS

Refer to Footnote 2 to the financial statements included in Item 8 of this Form 10-K.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Integrated Management Information, Inc.:

We have audited the accompanying balance sheets of Integrated Management Information, Inc. as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2010 and 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Management Information, Inc. as of December 31, 2010 and 2009 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Gruber & Company, LLC
Lake Saint Louis, Missouri
February 14, 2011

Integrated Management Information, Inc.

Balance Sheets

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$513,076	$214,329
Accounts receivable, net of allowance of $7,056 and $174,955 (Note 2)	222,480	204,596
Prepaid expenses and other current assets	34,580	65,695
Total current assets	770,136	484,620
Property and equipment, net	114,544	134,035
Intangible assets, net	14,724	655
Total assets	$899,404	$619,310

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$172,324	$161,049
Accrued expenses and other current liabilities	33,608	51,115
Short-term debt and current portion of notes payable (Note 5)	9,130	8,467
Total current liabilities	215,062	220,631
Notes payable and other long-term debt (Note 5)	331,687	360,871
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 21,039,006 and 20,929,006 shares issued, respectively; and 20,788,450 and 20,849,481 shares outstanding, respectively	21,039	20,929
Additional paid-in-capital	3,401,383	3,387,130
Treasury stock of 250,556 and 79,525 shares, respectively	(47,417)	(20,144)
Accumulated deficit	(3,022,350)	(3,350,107)
Total stockholders’ equity	352,655	37,808
Total liabilities and stockholders’ equity	$899,404	$619,310

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Operations

	Years ended December 31,
	2010	2009

Revenues	$3,274,566	$2,660,530
Costs of revenues	1,474,881	1,314,683
Gross profit	1,799,685	1,345,847
Selling, general and administrative expenses	1,440,229	1,468,537
Gain on sale of online businesses	—	(4,000)
Income (loss) from operations	359,456	(118,690)
Other expense (income):
Interest expense	33,388	35,507
Other income, net	(1,689)	(1,006)
Income (loss) before income taxes	327,757	(153,191)
Income taxes	—	—
Net income (loss)	$327,757	$(153,191)

Income (loss) per share:
Basic	$0.02	$(0.01)
Diluted	$0.02	$(0.01)

Weighted average shares outstanding:
Basic	20,847,311	20,867,150
Diluted	20,863,845	20,867,150

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statements of Cash Flows

	Year ended December 31,
	2010	2009
Operating activities:
Net income (loss)	$327,757	$(153,191)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	81,766	56,389
Stock based compensation expense	63	27,750
Issuance of 110,000 common shares	14,300	—
Bad debts expense	2,264	223,422
Gain on sale of online businesses	—	(4,000)
Changes in operating assets and liabilities:
Accounts receivable	(20,148)	30,697
Inventories	—	14,350
Prepaid expenses and other current assets	31,115	(32,622)
Accounts payable	11,275	(57,794)
Accrued expenses and other current liabilities	(17,507)	(2,323)
Deferred revenue	—	—
Net cash provided by operating activities	430,885	102,678

Investing activities:
Acquisition of property and equipment	(58,337)	(111,711)
Acquisition of intangible assets	(18,007)	—
Proceeds from sale of equipment	—	4,000
Net cash used in investing activities	(76,344)	(107,711)

Financing activities:
Proceeds from notes payable	—	89,964
Repayment under notes payable	(28,521)	(20,626)
Stock repurchase under Buyback Program	(27,273)	(4,020)
Net cash provided by (used in) financing activities	(55,794)	65,318
Net change in cash and cash equivalents	298,747	60,285
Cash and cash equivalents at beginning of year	214,329	154,044
Cash and cash equivalents at end of year	$513,076	$214,329

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Statement of Stockholders’ Equity

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2008	20,929,006	$20,929	$3,359,380	$(3,196,916)	$(16,124)	$167,269

Stock repurchase of 22,325 shares on the open market	—	—	—	—	(4,020)	(4,020)
Stock-based compensation expense	—	—	27,750	—	—	27,750
Net loss	—	—	—	(153,191)	—	(153,191)
Balance at December 31, 2009	20,929,006	$20,929	$3,387,130	$(3,350,107)	$(20,144)	$37,808

Stock repurchase of 171,031 shares on the open market	—	—	—	—	(27,273)	(27,273)
Issuance of 110,000 common shares	110,000	110	14,190	—	—	14,300
Stock-based compensation expense	—	—	63	—	—	63
Net income	—	—	—	327,757	—	327,757
Balance at December 31, 2010	21,039,006	$21,039	$3,401,383	$(3,022,350)	$(47,417)	$352,655

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

Integrated Management Information, Inc.

Notes to the Financial Statements

Liquidity

Historically, our growth has been funded through a combination of convertible debt from private investors and private placement offerings. We continually evaluate all funding options including additional offerings of our securities to private, public and institutional investors and other credit facilities as they become available.

The primary driver of our operating cash flow is our third-party verification solutions, specifically the gross margin generated from services provided. Therefore we focus on the elements of those operations including revenue growth and long term projects that ensure a steady stream of operating profits to enable us to meet our cash obligations. On a weekly basis we review the performance of each of our revenue streams focusing on third party verification solutions compared with prior periods and our operating plan. We believe that our various sources of capital, including cash flow from operating activities, overall improvement in our performance, and our ability to obtain additional financing are adequate to finance current operations as well as the repayment of current debt obligations. We are not aware of any other event or trend that would negatively affect our liquidity. In the event such a trend develops, we believe that there are sufficient financing avenues available to us and from our internal cash generating capabilities to adequately manage our ongoing business.

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

At December 31, 2009, we had $169,555 in receivables outstanding due from the USDA that was greater than 90 days past due. The receivable was related to a special grant funded project for premise registrations throughout the USDA. This project was specific to the years ended 2007 and 2008. Midway through the USDA grant funded project, the USDA re-evaluated the project and decided to discontinue the project. Numerous times, we attempted to collect this receivable but due to the length of time it remained outstanding, the fact that the program was discontinued and the lack of response we received from those responsible for this project, we reserved the full amount outstanding. The bad debt provision was recorded in selling, general and administrative expenses within the 2009 Statements of Operations.

Cost of Goods Sold

Cost of goods sold includes the purchase price of products sold, which includes livestock ear tags, in connection with the US Verified Source and Age Verification programs. Salaries and related fringe benefits directly associated with development of the US Verified programs are allocated to cost of goods sold.

Cash and Cash Equivalents

All cash and short-term investments with original maturities of three months or less are considered cash and cash equivalents, since they are readily convertible to cash. Amounts in-transit from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. We place our cash with high quality financial institutions and at times may exceed the FDIC $250,000 insurance limit. We have not experienced any losses related to balances that exceed the $250,000 FDIC insurance limit and we believe our credit risk is minimal.

Property and Equipment

Property and equipment are recorded at cost and are depreciated generally using the straight-line method over the estimated useful lives of the respective assets, which range from one to seven years.

Intangible Assets

Our intangible assets primarily represent our trademarks and the related costs incurred to obtain the trademark. These assets are recorded at cost and are subject to amortization. We amortize using the straight-line method over the estimated useful lives of the respective assets, which range from two to five years.

Impairment of Long-Lived Assets

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

Integrated Management Information, Inc.

Notes to the Financial Statements

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

Internal use software development costs are accounted for in accordance with ASC Topic No. 985 which requires the capitalization of certain external and internal computer software costs incurred during the application development stage. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training costs and maintenance are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality.

In accounting for website software development costs, we have adopted the provisions of ASC Topic No. 350. ASC Topic No. 350 provides that certain planning and training costs incurred in the development of website software be expensed as incurred, while application development stage costs are to be capitalized.

During the years ended December 31, 2010 and 2009, we have capitalized certain external and internal use software and website development costs totaling $52,305 and $67,559, respectively. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years. During 2010 and 2009, the amortization of capitalized costs totaled $58,559 and $32,225, respectively. Capitalized costs are included in property and equipment, net.

Advertising Expenses

Advertising costs are expensed as incurred. The total advertising expenses included in the Statement of Operations for the years ended December 31, 2010 and 2009 were $43,762 and $6,413, respectively.

Fair Value of Financial Instruments

For certain of our financial instruments, including cash, accounts payable and accrued interest, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates and terms offered to us for similar debt are substantially the same.

Income Taxes

Deferred tax assets and liabilities have been determined based upon the differences between the financial statement amounts and the tax bases of assets and liabilities as measured by enacted tax rates expected to be in effect when these differences are expected to reverse. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our net operating loss carry forwards are the most significant component of our deferred income tax assets; however, the ultimate realization of our deferred income tax assets is dependent upon generation of future taxable income. We consider past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. As of December 31, 2010, we believe it is more likely than not that our net deferred tax asset will not be realized and accordingly we have recorded a valuation allowance against the deferred tax assets.

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

In accordance with ASC Topic No. 740, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. We have applied ASC Topic No. 740 to all tax positions for which the statute of limitations remains open. There was no net effect to the financial statements and none of the unrecognized tax benefits will impact our effective tax rate.

Stock-Based Compensation

The fair value of stock options is estimated using the Black-Scholes option-pricing model. No stock options were granted during the years ended December 31, 2010 and 2009.

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

Our stock-based compensation cost for the years ended December 31, 2010 and 2009 was $63 and $27,750 respectively and has been included in general and administrative expenses. No tax benefits were recognized for these costs due to our cumulative losses as well as a full valuation reserve on our deferred tax assets.

New Accounting Standards

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by us for the second quarter 2009 reporting. The adoption did not have a significant impact on the subsequent events that we report, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance.

In June 2009, the FASB issued ASC Topic 105, “Generally Accepted Accounting Principles (“GAAP”),” which establishes the FASB ASC as the single official source of authoritative, nongovernmental U.S. GAAP. The ASC did not change GAAP but reorganizes the literature. ASC Topic 105 is effective for interim and annual periods ending after September 15, 2009. Adoption did not have a material impact on our consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, which updates the guidance in ASC Topic 805, Business Combinations. The objective of ASU 2010-29 is to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. The amendments in ASU 2010-29 specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments affect any public entity as defined by ASC 805 that enters into business combinations that are material on an individual or aggregate basis. We do not expect the adoption of this guidance will have a material impact upon our financial position or results of operations.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

Subsequent Events

We evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the date of issuance.

Integrated Management Information, Inc.

Notes to the Financial Statements

Note 3 - Property and Equipment

The major categories of property and equipment are as follows:

	December 31,
	2010	2009

Automobiles	$39,946	$39,946
Furniture and office equipment	41,922	69,784
Software and tools	13,988	23,070
Website development and other enhancements	183,385	131,080
	$279,241	$263,880
Less accumulated depreciation	164,697	129,845
Property and equipment, net	$114,544	$134,035

Depreciation expense for the years ended December 31, 2010 and 2009 were $77,828 and $55,951, respectively.

Note 4 — Intangible Assets

During March 2010, we purchased the rights to the Nebraska Verified™  trademark for $8,500. In connection with the purchase of this intangible asset, we paid $5,000 in cash and financed the remaining $3,500 payable in equal monthly installments of $350 over the next 10 months.

During 2010, we capitalized $9,507 in legal fees and other directly related expenses relating to our “Where Food Comes From” trademark and logo.

Amortization expense for the years ended December 31, 2010 and 2009 were $3,938 and $438, respectively.

Note 5 - Notes Payable

Notes payable consist of the following:

	December 31,
	2010	2009

Equipment Note Payable	$20,817	$29,338
Lapaesotes Note Payable - Related Party	320,000	340,000
	$340,817	$369,338
Less current portion of notes payable and other long-term debt	9,130	8,467
Notes payable and other long-term debt	$331,687	$360,871

Equipment Note Payable

On January 31, 2009, we issued a note payable in the amount of $35,963 for the purchase of a vehicle used primarily for business purposes. Under the Note, interest and principal payments are due in equal

Integrated Management Information, Inc.

Notes to the Financial Statements

monthly installments of $870.55 over 4 years beginning March 17, 2009. The Note bears an interest rate of 7.4% per annum and is fully secured by the vehicle.

Lapaseotes Note Payable - Related Party

In September 2007, we obtained $300,000 in unsecured debt financing. In April 2009, an additional $50,000 was obtained under the same financing terms. The notes are held by a major shareholder who is related to Pete Lapaseotes, a director; bear an interest rate of 9% per annum, payable quarterly. The principal balance was due on September 12, 2011 but during the quarter ended September 30, 2010, the maturity date was extended to September 12, 2012.

During 2010 and 2009, we paid an additional $20,000 and $10,000, respectively, towards the principal balance. We intend to continue making principal payments towards the balance as additional funds become available.

Our obligations under our notes payable for the five years as of December 31, 2010 are as follows:

Fiscal year ended December 31:

2011	$9,130
2012	329,844
2013	1,843
Thereafter	—
$340,817

Integrated Management Information, Inc.

Notes to the Financial Statements

Note 6 - Income Taxes

The reconciliation of income taxes calculated at the statutory rates to our effective tax rate is as follows:

	December 31,
	2010	2009
Expected tax expense (benefit)	$114,715	$(53,617)
State tax provision (benefit), net	9,833	(4,596)
Permanent differences	3,021	2,998
Prior year true-up to provisions	59,344	—
Change in valuation allowance	(194,489)	40,662
Other, net	7,576	14,552
Total provision for taxes	$—	$—

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets as of December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$856,797	$920,457
Other	(54,076)	76,753
Deferred tax assets	$802,721	$997,210
Less valuation allowance	(802,721)	(997,210)
Net deferred tax assets	$—	$—

As of December 31, 2010, our net operating loss carry forwards for U.S. federal income tax purposes were $2.4 million, and were subject to the following expiration schedule:

Net operating loss incurred:	Amount	Expiration dates:
December 31, 2005	537,568	December 31, 2025
December 31, 2006	1,544,906	December 31, 2026
December 31, 2007	365,518	December 31, 2027
December 31, 2008	—
Total tax carryforwards	$2,447,992

Integrated Management Information, Inc.

Notes to the Financial Statements

Our unused net operating loss carry forwards may be applied against future taxable income. Utilization of net operating losses may be limited in the event of an ownership change under Section 382 of the Internal Revenue Code.

Note 7 — Stockholders’ Equity

Common Stock

We are authorized to issue up to 95 million shares of common stock, par value $0.001 per share. As of December 31, 2010 and 2009, there were 20,788,450 and 20,849,481 shares outstanding, respectively, net of 250,556 and 79,525 shares held in treasury, respectively.

During 2010 we granted 110,000 common shares of fully vested stock at $0.13 per share with an aggregate value of $14,300 in connection with investor relations services performed by Pfeiffer High.

Preferred Stock

We are authorized to issue up to 5 million shares of our preferred stock, par value $0.001 per share. There are currently no issued shares.

Stock Buyback Plan

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market.

Repurchased shares under the Stock Buyback Plan by year are as follows:

	Number of Shares	Cost of Shares	Average Cost per Share
For the year ended December 31,
2008	57,200	$16,124	$0.28
2009	22,325	4,020	$0.18
2010	171,031	27,273	$0.16
Total	250,556	$47,417	$0.19

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

Note 8 - Stock Option and Warrant Plans

2006 Equity Incentive Plan

The 2006 Equity Incentive Plan provides for the issuance of stock-based awards to employees, officers, directors and consultants. The 2006 Stock Plan permits the granting of stock awards and stock options.  The vesting of stock-based awards is generally subject to meeting certain performance based objectives, the passage of time or a combination of both, and continued employment through the vesting period. The 2006 Equity Incentive Plan provides for the issuance of a maximum of 3,000,000 shares of our common stock of which 791,500 shares were still available for issuance as of December 31, 2010.

Stock Options Granted to the Company’s Founders

In February 2006, the founders of the Company were granted options to purchase 6,000,000 shares of common stock. The options vest at 1,500,000 per year over a period beginning January 1, 2007 to January

Integrated Management Information, Inc.

Notes to the Financial Statements

1, 2010 at exercise prices of $1.67 for the first three million and $2.67 for the remaining three million. The options expire January 1, 2011.

Warrants Granted

Historically warrants were granted in various financing transactions, private placements and as part of consulting arrangements with independent contractors. Vesting of the warrants occurred immediately on the grant date. As of December 31, 2010 all warrants expired unexercised.

Stock Option and Warrant Activity

Stock option and warrant activity during 2010 is summarized as follows:

				Weighted Avg.
		Weighted Avg.	Weighted Avg.	Remaining
	Number of	Exercise Price	Fair Value	Contractual Life	Aggregate
	Options/Warrants	per Share	per Share	(in years)	Intrinsic Value

Outstanding, December 31, 2009	8,593,500	$1.64	$0.01	1.13
Granted	—	$—	$—	—
Exercised	—	$—	$—	—
Canceled	(745,000)	$0.56	$0.08	0.34
Outstanding, December 31, 2010	7,848,500	$1.74	$0.01	0.12	$2,700
Exercisable, December 31, 2010	7,848,500	$1.74	$0.01	0.12	$2,700

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of our common stock on December 31, 2010 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2010.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2010:

	Options and Warrants Outstanding			Options and Warrants Exercisable
		Average
		Remaining	Weighted Avg.		Weighted Avg.
	Number	Contractual Life	Exercise Price	Number	Exercise Price
	Outstanding	(in years)	per Share	Outstanding	per Share

Range of exercise prices per share:
$0.00 - $0.70	1,473,500	0.64	$0.24	1,473,500	$0.24
$0.71 - $0.94	375,000	0.00	$0.83	375,000	$0.83
$0.95 - $1.17	—	—	$—	—	$—
$1.18 - $3.00	6,000,000	0.00	$2.17	6,000,000	$2.17
Total	7,848,500	0.12	$1.74	7,848,500	$1.74

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

The following is a reconciliation of the share data used in the basic and diluted income (loss) per share computations:

	Year ended December 31,
	2010	2009
Basic:
Weighted average shares outstanding	20,847,311	20,867,150

Diluted:
Weighted average shares outstanding	20,847,311	20,867,150
Weighted average effects of dilutive securities	16,534	—
Total	20,863,845	20,867,150

Antidilutive securities:	7,801,884	8,593,500

Note 10 - Related Party Transactions

In 2010 and 2009, we recorded revenue of $1,710 and $1,231, respectively, from a related party (father of Leann Saunders, a founding shareholder).

As previously discussed in Note 5, we have unsecured debt payable to a major shareholder who is related to Pete Lapaseotes, a director.

Integrated Management Information, Inc.

Notes to the Financial Statements

Note 11 — Commitments, Contingencies and Concentrations of Risk

Operating Leases

In June 2006, we entered into a building lease for our headquarters in Castle Rock, Colorado. The lease is for a period of five years and can be extended for an additional five years. In addition to the primary rent, the lease requires additional payments for operating costs and other common area maintenance costs. Rent expense for the years ended December 31, 2010 and 2009 was $66,403 and $65,321, respectively.

Future minimum lease payments for our headquarters are as follows:

Years Ending December 31,	Amount
2011	48,509
2012	24,554
Thereafter	—
Total lease commitments	$73,063

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

Note 12 — Employee Benefit Plan

On February 13, 2006, we established a 401(K) plan for the benefit of our employees. The Plan covers substantially all of our employees who have attained age 21. We may make a discretionary matching contribution in an amount that is determined by our Board of Directors. If a matching contribution is

Integrated Management Information, Inc.

Notes to the Financial Statements

made, the amount cannot exceed the elective deferral contributions. For the years ended December 31, 2010 and 2009, we did not make a matching contribution.

Note 13 — Supplemental Cash Flow Information

	Year ended December 31,
	2010	2009
Cash paid during the year:
Interest expense on Lapaseotes Notes	$30,300	$28,775
Income taxes	$—	$—

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

Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2010.

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

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position Held
John Saunders	39	CEO and Chairman of the Board
Leann Saunders	40	President
Dannette Boyd	41	Chief Financial Officer
Pete Lapasotes	52	Director
Adam Larson	41	Director
Dr. Gary Smith	72	Director
Robert VanSchoick	60	Director

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

Dannette Henning was engaged as a consultant beginning in November 2007 and accepted responsibilities as the Chief Financial Compliance Officer in early 2008. From 2004 to 2007, Ms. Henning was the Controller for Einstein Noah Restaurant Group. From 2001 to 2003, she served as the Assistant Controller for Vari-L Company. Mrs. Henning’s previous experience includes financial management positions with KPMG Peat Marwick, DF&R Restaurant Company, and CSI/CDC Company. Mrs. Henning is a CPA with more than 15 years of professional experience. She received a BBA degree in Accounting from the University of Texas at Arlington.

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

Dr. Gary Smith recently retired from his position as a professor in the Department of Animal Science at Colorado State University, a position he held since 1990. Currently he serves as a University Distinguished Professor at Colorado State University-Fort Collins and on the Graduate Faculty of Texas A&M University-College Station. Dr. Smith received his PhD in Meat Science and Muscle Biology from Texas A&M University. Dr. Smith has also taught at Washington State University, Texas A&M University and FSIS-USDA National Meat Inspection Training Center. Dr. Smith is a member of multiple professional associations and societies and has received numerous academic awards.

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

Board Structure

The board of directors held two meetings during calendar year 2010. We currently have no nominating, executive, compensation committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning executive officer compensation. Our independent outside directors’ function as the Audit Committee and Adam Larson acts as a financial expert.

Director Compensation

We presently compensate all directors by paying them $500 per meeting attending in person and $200 per telephonic meeting in excess of fifteen minutes. The same compensation applies for any committee meetings attended. In addition, directors are reimbursed for all company travel related expenses. Equity awards were not granted to members of our board of directors during the fiscal year ended December 31, 2010.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations, we believe that during the fiscal year ended December 31, 2010 all applicable filing requirements were complied with by our executive officers and directors.

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

ITEM 11.                                            EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last two completed fiscal years ended December 31, 2010 and 2009, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and to each of the two other executive officers of the Company in all capacities in which they served:

	Annual Compensation
Name and Position	Year	Salary ($)	Bonus ($)	Other ($)
John Saunders	2010	130,667	—	—
CEO	2009	125,000	—	—

Leann Saunders	2010	106,367	—	—
President	2009	96,425	—	—

Dannette Boyd	2010	51,250	—	—
Chief Financial Officer	2009	65,000	—	—

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

Aggregated Option Exercises in the Last Fiscal Year and Year End Option Values

The following table sets forth the total number of securities underlying unexercised options held by our named executive officers as of December 31, 2010:

	Number of Outstanding Options				Value of Outstanding in-the- Money Options
Name Executive Officer	Exercisable (#)	Unexercisable (#)	Exercise Price	Expiration Date	Exercisable ($)	Unexercisable ($)
John Saunders	1,500,000	—	$1.67	1/01/2011	$—	$—
	1,500,000	—	$2.67	1/01/2011	$—	$—
Leann Saunders	1,500,000	—	$1.67	1/01/2011	$—	$—
	1,500,000	—	$2.67	1/01/2011	$—	$—
Dannette Boyd	50,000	—	$0.24	7/7/2011	$—	$—

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth as of February 10, 2011 the record and beneficial ownership of Common Stock held by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company; (ii) each current director; (iii) each “named executive officer” (as defined in Regulation S-B, Item 402 under the Securities Act of 1933); and (iv) all executive officers and directors of the Company as a group. Securities reported as “beneficially owned” include those for which the named persons may exercise voting power or investment power, alone or with others. Voting power and investment power are not shared with others unless so stated. The number and percent of shares of Common Stock of the Company beneficially owned by each such person as of February 10, 2011 includes the number of shares, which such person has the right to acquire within sixty (60) days after such date.

Name and Address	Number of Shares		Percentage Ownership
Michael D. Smith 3310 I-40 West, Suite 100, Amarillo, TX 79102	2,562,896	(1)	11.3%
Jon Angell PO Box C, Centralia, MO 65240	1,066,500	(1)	4.7%
John and Leann Saunders	7,752,143	(2), (3)	34.2%
Pete Lapasotes	562,210	(2), (4)	2.5%
Adam Larson	135,000	(2), (4)	*
Dr. Gary Smith	60,000	(2), (4)	*
Robert VanSchoick	10,000	(2), (4)	*
Dannette Boyd	50,000	(2), (5)	*
All officers and directors as a group (7 persons)	8,569,353		37.9%

* Less than 1% beneficial ownership

(1)

This table is based upon information obtained from our stock records. Unless otherwise indicated in the footnotes to the above table and subject to community property laws where applicable, we believe that each stockholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

(2)	The address for all persons is 221 Wilcox, Suite A, Castle Rock, CO 80104
(3)	John and Leann Saunders are husband and wife and own the shares as joint tenants.
(4)	Includes options to purchase 10,000 shares of common stock which are currently exercisable.
(5)	Includes options to purchase 50,000 shares of common stock which are currently exercisable.

Change of Control

There are currently no arrangements that would result in a change of control of the company.

Equity Compensation Plan Information

The following table sets forth securities authorized for issuance under our equity compensation plans as of December 31, 2010:

Plan Category	No. of securities to be issued upon exercise of outstanding options and warrants	Weighted average exercise price of outstanding options and warrants	No. of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders: 2006 Equity Incentive Plan	3,000,000	$0.63	791,500
Equity compensation plans not approved by security holders: Options held by John and Leann Saunders	6,000,000	$2.17	—
Total	9,000,000		791,500

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

John Saunders, our CEO and Chairman of the Board, is married to Leann Saunders, our President.

In 2010 and 2009, the Company recorded revenue of $1,710 and $1,231, respectively, from a related party (father of Leann Saunders, a founding shareholder).

In September 2007, we obtained $300,000 in unsecured debt financing. In April 2009, an additional $50,000 was obtained under the same financing terms. The notes are held by a major shareholder who is related to Pete Lapaseotes, a director. The note bears an interest rate of 9% per annum, payable quarterly. The principal balance is due on September 12, 2012.

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

ITEM 14.               PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Fees Paid to Independent Public Accountants

The following table presents fees for professional audit services rendered by Gruber & Company, LLC for the audit of the Company’s annual financial statements for the years ended December 31, 2009 and December 31, 2008 and fees billed for other services rendered by Gruber & Company, LLC during those periods.

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

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Document Name
3.1	Articles of Incorporation	Incorporated by reference from Registrant’s Registration Statement on Form SB-2

3.2	By-laws of the Registrant	Incorporated by reference from Registrant’s Registration Statement on Form SB-2

4.1	Form of the Registrant’s Common Stock Certificate	Incorporated by reference from Registrant’s Registration Statement on Form SB-2

4.2	2005 Stock Option Plan	Incorporated by reference from Registrant’s Registration Statement on Form SB-2

4.3	2006 Equity Incentive Plan	Incorporated by reference from Registrant’s Registration Statement on Form SB-2

10.1	Lease dated July 15, 2005 for offices in Platte City, Missouri	Incorporated by reference from Registrant’s Registration Statement on Form SB-2

10.2	Employment Agreement dated January 1, 2006 between the Registrant and John K. Saunders	Incorporated by reference from Registrant’s Registration Statement on Form SB-2

10.3	Employment Agreement dated January 1, 2006 between the Registrant and Leann Saunders	Incorporated by reference from Registrant’s Registration Statement on Form SB-2

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2011	Integrated Management Information, Inc.
	By:	/s/ John K. Saunders
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John K. Saunders	Chairman and CEO	March 10, 2011
John K. Saunders

/s/ Pete Lapasotes	Director	March 10, 2011
Pete Lapasotes

/s/ Adam Larson	Director	March 10, 2011
Adam Larson

/s/ Dr. Gary Smith	Director	March 10, 2011
Dr. Gary Smith

/s/ Robert VanSchoick	Director	March 10, 2011
Robert VanSchoick