Form 10-Q
period 2011-03-31
Integrated Management Information, Inc.
filed 2011-05-13
CIK 1360565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2011
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
Yes ☐                     No ☒

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of May 12, 2011 was 20,725,850.

Integrated Management Information, Inc.
Balance Sheets
(Unaudited)

	March 31,	Dec 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$476,375	$513,076
Accounts receivable, net of allowance	301,946	222,480
Prepaid expenses and other current assets	26,491	34,580
Total current assets	804,812	770,136
Property and equipment, net	99,695	114,544
Intangible assets, net	13,288	14,724
Total assets	$917,795	$899,404

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$157,763	$172,324
Accrued expenses and other current liabilities	25,740	33,608
Current portion of notes payable	9,304	9,130
Total current liabilities	192,807	215,062
Notes payable and other long-term debt	309,282	331,687
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized;
21,039,006 and 21,039,006 shares issued, respectively; and 20,725,850 and 20,788,450 shares outstanding, respectively	21,039	21,039
Additional paid-in-capital	3,401,383	3,401,383
Treasury stock of 313,156 and 250,556 shares, respectively	(61,789)	(47,417)
Accumulated deficit	(2,944,927)	(3,022,350)
Total stockholders’ equity	415,706	352,655
Total liabilities and stockholders’ equity	$917,795	$899,404

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.
Statements of Operations
(Unaudited)

	First Quarter ended
	Mar 31,	Mar 31,
	2011	2010

Revenues	$821,819	$680,183
Costs of revenues	369,746	278,741
Gross profit	452,073	401,442
Selling, general and administrative expenses	367,007	352,682
Income from operations	85,066	48,760
Other expense (income):
Interest expense	8,205	8,469
Other income, net	(562)	(290)
Income before income taxes	77,423	40,581
Income taxes	—	—
Net income	$77,423	$40,581

Net income per share:
Basic	$—	$—
Diluted	$—	$—

Weighted average shares outstanding:
Basic	20,764,368	20,846,814
Diluted	20,810,526	20,862,808

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.
Statements of Cash Flows
(Unaudited)

	Year to Date Period ended Mar 31,
	2011	2010
Operating activities:
Net income	$77,423	$40,581
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,737	18,237
Stock based compensation expense	—	63
Changes in operating assets and liabilities:
Accounts receivable	(79,466)	46,401
Prepaid expenses and other current assets	8,089	4,094
Accounts payable	(14,561)	(16,830)
Accrued expenses and other current liabilities	(7,868)	(8,041)
Net cash provided by operating activites	4,354	84,505

Investing activities:
Acquisition of property and equipment	(4,452)	(26,228)
Acquisition of intangible assets	—	(8,500)
Net cash used in investing activities	(4,452)	(34,728)

Financing activities:
Repayments under notes payable	(22,231)	(12,071)
Stock repurchase under Buyback Program	(14,372)	(1,277)
Net cash used in financing activities	(36,603)	(13,348)
Net change in cash and cash equivalents	(36,701)	36,429
Cash and cash equivalents at beginning of year	513,076	214,329
Cash and cash equivalents at end of period	$476,375	$250,758

Cash paid during the year to date period ended:
Income taxes	$—	$—
Interest paid	$7,788	$7,562

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.
Statements of Stockholders’ Equity
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2009	20,929,006	$20,929	$3,387,130	$(3,350,107)	$(20,144)	$37,808

Stock repurchase of 171,031 shares on the open market	—	—	—	—	(27,273)	(27,273)
Issuance of 110,000 common shares	110,000	110	14,190	—	—	14,300
Stock-based compensation expense	—	—	63	—	—	63
Net income	—	—	—	327,757	—	327,757
Balance at December 31, 2010	21,039,006	$21,039	$3,401,383	$(3,022,350)	$(47,417)	$352,655

Stock repurchase of 62,600 shares on the open market	—	—	—	—	(14,372)	(14,372)
Net income	—	—	—	77,423	—	77,423
Balance at March 31, 2011	21,039,006	$21,039	$3,401,383	$(2,944,927)	$(61,789)	$415,706

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

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2010 included in our Form 10-K filed on March 10, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The operating results for the first quarter ended March 31, 2011 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Certain reclassifications have been made to conform previously reported data to the current presentation. These reclassifications have no effect on net income or financial position as previously reported.

Note 2 - Basic and Diluted Income per Share

Basic income per share was computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Integrated Management Information, Inc.
Notes to the Financial Statements

The following schedule is a reconciliation of the share data used in the basic and diluted income per share computations:
	First Quarter ended
	Mar 31,	Mar 31,
	2011	2010
Basic:
Weighted average shares outstanding	20,764,368	20,846,814

Diluted:
Weighted average shares outstanding	20,764,368	20,846,814
Weighted average effects of dilutive securities	46,158	15,994
Total	20,810,526	20,862,808

Antidilutive securities:	1,353,500	8,541,500

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

The fair value of stock options is estimated using the Black-Scholes option-pricing model. No stock options were granted during the first quarters ended March 31, 2011 and 2010.

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

Our stock-based compensation cost for the first quarters ended March 31, 2011 and 2010 was $0 and $63, respectively, and has been included in general and administrative expenses. No tax benefits were recognized for these costs due to our cumulative losses as well as a full valuation reserve on our deferred tax assets.

Integrated Management Information, Inc.
Notes to the Financial Statements

Stock Option Plan Activity

Stock option activity under our Plans is summarized as follows:
				Weighted Avg.
		Weighted Avg.	Weighted Avg.	Remaining
	Number of	Exercise Price	Fair Value	Contractual Life	Aggregate
	Options/Warrants	per Share	per Share	(in years)	Intrinsic Value

Outstanding, December 31, 2010	7,848,500	$1.74	$0.01	0.12
Granted	—	$—	$—	—
Exercised	—	$—	$—	—
Canceled	(6,375,000)	$2.09	$—	—
Outstanding, March 31, 2011	1,473,500	$0.24	$0.04	0.39	$83,325
Exercisable, March 31, 2011	1,473,500	$0.24	$0.04	0.39	$83,325

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on March 31, 2011 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on March 31, 2011.

Note 4 - Stock Buyback Plan

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market. Repurchased shares under the Stock Buyback Plan by year are as follows:
For the year to date period ended:	Number of Shares	Cost of Shares	Average Cost per Share

December 31, 2008	57,200	$16,124	$0.28
December 31, 2009	22,325	4,020	$0.18
December 31, 2010	171,031	27,273	$0.16
March 31, 2011	62,600	14,372	$0.23
Total	313,156	$61,789	$0.20

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

Integrated Management Information, Inc.
Notes to the Financial Statements

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

As of March 31, 2011 and December 31, 2010, we believe it is more likely than not that our net deferred tax asset will not be realized beyond the provision for income taxes due on taxable earnings for the year ended December 31, 2011; and accordingly, we have recorded a valuation allowance against the deferred tax assets.

We will continue to assess the need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become taxable. Although we achieved net income for the year to date period ended March 31, 2011 and for the year ended December 31, 2010, we will continue to review various qualitative and quantitative data in regards to the realization of our deferred tax assts, including:

●	The levels of historical taxable income and projections for future taxable income over periods in which the deferred tax assets would be deductible;

●	Accumulation of income (loss) before taxes utilizing a look-back period of three years;

●	Events within our industry;

●	The cyclical nature of our business;

●	The health of the economy; and

●	Historical trending.

If at some future time we conclude that our prospects for the realization of our deferred tax assets are more likely than not, we will then reduce our valuation allowance as appropriate and credit income tax expense. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carry-forward periods are reduced.

Integrated Management Information, Inc.
Notes to the Financial Statements

Note 6 - Notes Payable

Notes payable consist of the following:

	March 31,	December 31,
	2011	2010

Equipment Note Payable	$18,586	$20,817
Lapaesotes Note Payable - Related Party	$300,000	$320,000
	$318,586	$340,817
Less current portion of notes payable and other long-term debt	9,304	9,130
Notes payable and other long-term debt	$309,282	$331,687

Equipment Note Payable

On January 31, 2009, we issued a note payable in the amount of $35,963 for the purchase of a vehicle used primarily for business purposes. Under the Note, interest and principal payments are due in equal monthly installments of $870.55 over 4 years beginning March 17, 2009. The Note is fully secured by the vehicle.

Lapaseotes Note Payable – Related Party

In September 2007, we obtained $300,000 in unsecured debt financing. In April 2009, an additional $50,000 was obtained under the same financing terms. The notes are held by a major shareholder who is related to Pete Lapaseotes, a director; bear an interest rate of 9% per annum, payable quarterly.

During first quarter ended March 31, 2011, we paid an additional $20,000 towards the principal balance. We intend to continue making principal payments towards the balance as additional funds become available.

During April 2011, modifications to the terms of the existing agreement were completed. Such modifications included a reduction in the interest rate from 9% to 6% annually, as well as an extension of the maturity date from September 12, 2012 to March 31, 2014. Principal is due in full upon the maturity date; interest is payable quarterly.

Note 7 - Related Party Transactions

As previously discussed in Note 6, we have unsecured debt payable to a major shareholder who is related to Pete Lapaseotes, a director.

Note 8 - Commitments and Contingencies

Operating Leases

In June 2006, we entered into a building lease for our headquarters in Castle Rock, Colorado. The lease is for a period of five years and can be extended for an additional five years. In addition to the primary rent, the lease requires additional payments for operating costs and other common area maintenance costs.

Integrated Management Information, Inc.
Notes to the Financial Statements

As of March 31, 2011, future minimum lease payments for our headquarters are as follows:

Years Ending December 31,	Amount
2011	36,531
2012	24,554
Thereafter	—
Total lease commitments	$61,085

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

Integrated Management Information, Inc.
Notes to the Financial Statements

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

Note 10 - Recent Accounting Pronouncements

The pronouncements that we adopted for the year to date period ended March 31, 2011 did not have a material impact on the consolidated financial statements.

Note 11 – Subsequent Events

On April 22, 2011, we entered into a U.S. Small Business Administration Note with Great Western Bank. The Note which matures on May 1, 2021 provides for $200,000 in additional working capital. The interest rate on the Note is at prime plus 2.5% and is adjusted quarterly. Principal and interest are payable monthly. As of April 22, 2011, the current effective rate is 5.75%. The note can be prepaid without penalties and contains certain customary affirmative and negative covenants.

The loan agreement is secured by the accounts receivable, property and equipment, and intangible assets of the Company. The Note is further guaranteed by John and Leann Saunders, founders of the Company, with a security interest in 3,000,000 shares of Integrated Management Information, Inc. stock. The 3,000,000 shares are personally owned by the Saunders.

Simultaneous with the closing of the new loan agreement with Great Western Bank, we amended the terms of our existing $300,000 in unsecured debt. The note is held by a major shareholder who is related to Pete Lapaseotes, a director of the Company. Modifications to the terms of the existing agreement include a reduction in the interest rate from 9% to 6% annually, as well as an extension of the maturity date from September 12, 2012 to March 31, 2014. Principal is due in full upon the maturity date; interest is payable quarterly.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Form 10−K for the fiscal year ended December 31, 2010. The following discussion and analysis includes historical and certain forward−looking information that should be read together with the accompanying consolidated financial statements, related footnotes and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward−looking statements.

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

More recently, we worked with compliance programs and marketing approaches in advance of completion of the country of origin labeling (COOL) legislation’s final rule, requiring meat retailers to display the country of origin on their meat and produce labels. In March 2009, we introduced our VerifiedGreen™ Verification program. This program caters to producers and consumers who are committed to reducing their carbon footprint. Then in March 2010, in response to consumers’ demand of increased transparency regarding the origins and safety of their food, we introduced our “Where Food Comes From®” consumer labeling program. This program is a rigorous qualification protocol under which only those farmers, ranchers and processors who meet strict third-party verification requirements may display the distinctive “Where Food Comes From®” brand.  It is the first of its kind that directly connects the consumer with the food supply chain in a way that fosters confidence at the point of purchase. We believe that as consumers become better educated, they will have more confidence in their food purchase decisions. In addition to building consumer confidence, the “Where Food Comes From®” label gives producers and processors a way to enhance, differentiate and even protect their valuable brands.

Current Marketplace Conditions

We believe the following recent events will drive our business forward effectively increasing consumer demand for third party verification services and presenting additional opportunities:

●
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

●
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

●
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

●
With increased consumer consciousness generated by movies such as “Food, Inc.” and Time Magazine’s August 2009 cover article “The Real Cost of Cheap Food”, consumers are looking for answers to questions including food production practices and overall food safety and regulation. Additionally, there has been a shift in attitude within the new administration that is uniquely positioning the agricultural industry. “Know Your Farmer Know Your Food” is a new USDA initiative to help more Americans understand where their food comes from and how they can support development of local and regional food systems. We believe that as consumers become better educated they will have more confidence in their food purchase decisions. This demand should accelerate the growth of our “Where Food Comes From®” labeling program.

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

In early 2010, we began to see some of the fruits of our labor. We were able to connect food processors and packers to those suppliers that provided product verified for the specific credence attributes demanded, thereby generating a new revenue stream based upon coordination within the food supply chain. We also introduced the “Where Food Comes From®” (WFCF) brand. Revenue generated from WFCF is based upon a similar supply chain sales model. Many long hours of research went into this project and currently we are working hard to market this program to the consumer. Research indicates that transparency in food production is becoming more and more important to consumers. We believe that the future growth of verification services will be achieved only through consumer awareness and demand. WFCF is a labeling program that reconnects the consumer to the farmers and ranchers that produce the food. For the consumer, it is a seal of approval on a package or an individual product that provides assurance that those marketing claims are authentic and have been verified by an accredited, unbiased third party.

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

For the third and fourth quarter of 2010 and first quarter of 2011, we generated a small but consistently growing revenue stream from our WFCF program. We will continue to invest heavily in marketing our verification services and our WFCF brand to build consumer awareness and demand through the use of videos, television exposure, word-of-mouth and the internet. We believe we are positioning ourselves to benefit significantly in 2011 and beyond, but, of course, no assurance can be given that this investment will generate future revenue nor can we determine for how long, if at all.

Financial Highlights

●
Revenues for the first quarter March 31, 2011 increased 20.8% over the same comparable periods in 2010. We are still experiencing significant growth in our US Verified product line and our supply chain coordination efforts.

●
Net income for the first quarter ended March 31, 2011 was $77,423 compared to net income of $40,581 for the same period 2010. This is our fifth consecutive quarter to achieve net income and we believe this is significant considering current economic conditions severely impacting the food industry.

●
On April 22, 2011 we restructured our debt facility to provide for $500,000 at more favorable interest rates. We renewed our existing $300,000 unsecured related party note for three years at a rate of 6.0%, a significant reduction over the previous rate of 9.0%.  In addition, we initiated a new $200,000, 10-year loan with Great Western Bank at a rate of prime plus 2.5% - a current effective rate of 5.75%.

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

Liquidity and Capital Resources

At March 31, 2011, we had cash and cash equivalents of $476,375 compared to $513,076 of cash and cash equivalents at December 31, 2010. Our working capital at March 31, 2011 was $612,005 compared to $555,074 at December 31, 2010.

Net cash provided by operating activities during the year to date period ended March 31, 2011 was $4,354 compared to cash provided of $84,505 during the same period in 2010. Cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets and stock based compensation expense. The decrease was primarily due to the timing of cash receipts offset by better operating performance.

Net cash used in investing activities of $4,452 is attributable to capital expenditures during the first quarter ended March 31, 2011. During the prior comparable period, we spent $26,228 in capital assets. We also spent $8,500 to purchase the rights to the Nebraska Verified trademark. Our capital expenditures are primarily related to purchases and internal development of information technology assets to support our product and service offerings. As we anticipate continued growth, we expect to continue investing additional capital in our information technology assets.

Net cash used in financing activities of $36,603 during the year to date period ended March 31, 2011 was due to net repayments of $22,231 made under our notes payable and $14,372 in repurchases under our Stock Buyback program. Net cash used in financing activities of $13,348 during the first quarter 2010 was due to net repayments of $12,071 made under our notes payable and $1,277 in repurchases under our Stock Buyback program.

Historically, our growth has been funded through a combination of convertible debt from private investors and private placement offerings. We continually evaluate all funding options including additional offerings of our securities to private, public and institutional investors and other credit facilities as they become available.

The primary driver of our operating cash flow is our third-party verification solutions, specifically the gross margin generated from services provided. Therefore we focus on the elements of those operations including revenue growth and long term projects that ensure a steady stream of operating profits to enable us to meet our cash obligations. On a weekly basis we review the performance of each of our revenue streams focusing on third party verification solutions compared with prior periods and our operating plan. Based on the continued sales growth and overall improvement in our performance, we believe that we will achieve profitability for the year ended December 31, 2011. The culmination of all our efforts toward profitability has brought opportunities to us including: increased investor confidence and renewed interest in our company, third-party interest in our expertise to develop and enhance websites, as well as the potential to develop business relationships with long term strategic partners. In keeping with our core business, we will continue to review our business model with a focus on profitability, long term capital solutions and the potential impact of acquisitions or divestitures, if such an opportunity arises.

Our plan for continued growth is primarily based upon intensifying our focus on international markets. We believe that there are significant growth opportunities available to us because often the only means to entry as imposed on international market imports/exports is via a quality verification program, like our USVerified™ product line.

Debt Facility

On April 22, 2011, we entered into a U.S. Small Business Administration Note with Great Western Bank. The Note which matures on May 1, 2021 provides for $200,000 in additional working capital. The interest rate on the Note is at prime plus 2.5% and is adjusted quarterly. Principal and interest are payable monthly. As of April 22, 2011, the current effective rate is 5.75%. The note can be prepaid without penalties and contains certain customary affirmative and negative covenants.

The loan agreement is secured by the accounts receivable, property and equipment, and intangible assets of the Company. The Note is further guaranteed by John and Leann Saunders, founders of the Company, with a security interest in 3,000,000 shares of Integrated Management Information, Inc. stock. The 3,000,000 shares are personally owned by the Saunders.

Simultaneous with the closing of the new loan agreement with Great Western Bank, we amended the terms of our existing $300,000 in unsecured debt. The note is held by a major shareholder who is related to Pete Lapaseotes, a director of the Company. Modifications to the terms of the existing agreement include a reduction in the interest rate from 9% to 6% annually, as well as an extension of the maturity date from September 12, 2012 to March 31, 2014. Principal is due in full upon the maturity date; interest is payable quarterly.

Off Balance Sheet Arrangements

As of March 31, 2011, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

First Quarter ended March 31, 2011 compared to the Same Period in Fiscal Year 2010

Revenues

Revenues are derived from sales of our USVerified identification and verification solutions, consulting services, web-based development and hardware sales. Revenues for the first quarter ended March 31, 2011 were $821,819 compared to $680,183 in the 2010 comparable period, an improvement of 20.8%. We still continue to experience double-digit sales growth from quarter over comparable quarter and we believe this is significant performance in light of the current economic conditions severely impacting the food industry.

During the first quarter ended March 31, 2011, our third party verification revenue, which includes sales of our USVerified solutions and related consulting, program development and web-based development services, increased 19.2% to $684,847 compared to $574,359 in the same quarter 2010. The improvement is due in large part to increased demand in our US Verified NHTC product line and revenue generated from our supply chain coordination efforts.

Revenues derived from sales of hardware, primarily sales of cattle identification ear tags, increased 29.4% to $136,972 in the first quarter 2011 compared to $105,824 in the first quarter 2010.

Cost of Sales and Gross Margin

Cost of sales for the first quarter 2011 were $369,746 compared to $278,741 during the first quarter 2010. Gross margin for the first quarter 2011 slightly decreased 4 basis points to 55% of revenues compared to 59% for the first quarter 2010. Our gross profit was positively impacted by increased volume of verification audits which have a slightly greater labor cost. Accordingly, our gross margins decreased due to the slight shift in our sales mix as compared to first quarter 2010.

For a more detailed discussion regarding profitability, read “Management’s Strategy” above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter 2011 were $367,007, an increase of $14,325, or 4.1% over the first quarter 2010 amount of $352,682. The increase was directly attributed to increased spending in consulting, marketing and advertising. During the second quarter 2010, management, along with the assistance of industry consulting experts, intentionally made the decision to invest heavily in marketing our “Where Food Comes From®” labeling program to build consumer awareness. We believe that the future growth of verification services will be achieved only through consumer awareness and demand. We recognize that we are allocating significant funds to this effort but we are confident that we are heading in the right direction. This marketing decision and the decision to invest these funds in our future were made at a time when we recognized that our operations consistently generated sufficient cash flow. While we continue to generate a small but consistently growing revenue stream from our WFCF program, we cannot guarantee that our marketing investment will generate future revenue nor can we determine for how long, if at all. Therefore, this investment must be expensed in accordance with accounting principles generally accepted in the United States. For a more detailed discussion regarding our “Where Food Comes From®” labeling program, read “Management’s Strategy” above.

Net Income and Per Share Information

As a result of the foregoing, net income for the first quarter ended March 31, 2011 was $77,423 or less than a penny per basic and diluted common share, compared to net income of $40,581 or less than a penny per basic and diluted common share for the first quarter ended March 31, 2010.

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

Revenue Recognition

Revenues are recognized only when realized / realizable and earned in accordance with generally acceptable accounting principles.

●	Revenue from product sales is recognized when the goods are shipped and title passes to the customer.

●	Revenue from contracts for consulting and website development is recognized on the percentage of completion method.

●	Revenue derived from our US Verified program is recognized using the Proportional Performance Model. Contracts are cancelable only for non-performance.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Compliance Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective at a reasonable assurance level based on his evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2010 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2011, there have been no material changes to the risks disclosed in our most recent Annual Report on Form 10−K. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.  ISSUER PURCHASES OF EQUITY SECURITIES

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market. Repurchased shares under the Stock Buyback Plan by year are as follows:

For the year to date period ended:	Number of Shares	Cost of Shares	Average Cost per Share

December 31, 2008	57,200	$16,124	$0.28
December 31, 2009	22,325	4,020	$0.18
December 31, 2010	171,031	27,273	$0.16
March 31, 2011	62,600	14,372	$0.23
Total	313,156	$61,789	$0.20

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

ITEM 6.  EXHIBITS

(a) Exhibits

Number	Description
10.1	Loan Agreement between IMI Global, Inc. and Great Western Bank
31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2011	Integrated Management Information, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

By:	/s/ Dannette D. Henning
Chief Financial Compliance Officer