Form 10-Q
period 2011-06-30
Integrated Management Information, Inc.
filed 2011-08-15
CIK 1360565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 333-133624

INTEGRATED MANAGEMENT INFORMATION, INC.
(Name of Small Business Issuer in its charter)
Colorado	43-1802805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

221 Wilcox, Suite A
Castle Rock, CO 80104
(Address of principal executive offices, including zip code)

Issuer's telephone number, including area code:
(303) 895-3002

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	☐	Accelerated filer:	☐
Non-accelerated filer:	☐	Smaller reporting company:	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐            No ☒

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of August 5, 2011 was 20,713,759.

Integrated Management Information, Inc.
Balance Sheets
(Unaudited)

	Jun 30,	Dec 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$915,777	$513,076
Accounts receivable, net of allowance	331,187	222,480
Prepaid expenses and other current assets	18,217	34,580
Total current assets	1,265,181	770,136
Property and equipment, net	82,364	114,544
Intangible assets, net	11,855	14,724
Total assets	$1,359,400	$899,404

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$180,227	$172,324
Accrued expenses and other current liabilities	21,744	33,608
Current portion of notes payable	35,833	9,130
Total current liabilities	237,804	215,062
Notes payable and other long-term debt	428,255	331,687
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;	-	-
none issued or outstanding
Common stock, $0.001 par value; 95,000,000 shares authorized;	21,049	21,039
21,049,006 and 21,039,006 shares issued, respectively; and
20,713,759 and 20,788,450 shares outstanding, respectively
Additional paid-in-capital	3,407,561	3,401,383
Treasury stock of 335,247 and 250,556 shares, respectively	(67,286)	(47,417)
Accumulated deficit	(2,667,983)	(3,022,350)
Total stockholders' equity	693,341	352,655
Total liabilities and stockholders' equity	$1,359,400	$899,404

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.
Statements of Operations
(Unaudited)

	Second Quarter ended
	Jun 30,	Jun 30,
	2011	2010

Revenues	$1,125,472	$799,130
Costs of revenues	448,274	365,648
Gross profit	677,198	433,482
Selling, general and administrative expenses	393,475	359,710
Income from operations	283,723	73,772
Other expense (income):
Interest expense	7,244	8,576
Other income, net	(465)	(408)
Income before income taxes	276,944	65,604
Income taxes	-	-
Net income	$276,944	$65,604

Net income per share:
Basic	$0.01	$-
Diluted	$0.01	$-

Weighted average shares outstanding:
Basic	20,716,923	20,825,461
Diluted	21,078,226	20,845,517

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.
Statements of Operations
(Unaudited)

	Year to Date Period ended
	Jun 30,	Jun 30,
	2011	2010

Revenues	$1,947,291	$1,479,313
Costs of revenues	818,021	644,389
Gross profit	1,129,270	834,924
Selling, general and administrative expenses	760,482	712,393
Income from operations	368,788	122,531
Other expense (income):
Interest expense	15,449	17,045
Other income, net	(1,028)	(698)
Income before income taxes	354,367	106,184
Income taxes	-	-
Net income	$354,367	$106,184

Net income per share:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

Weighted average shares outstanding:
Basic	20,740,515	20,825,775
Diluted	20,988,471	20,843,848

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.
Statements of Cash Flows
(Unaudited)

	Year to Date Period ended June 30,
	2011	2010
Operating activities:
Net income	$354,367	$106,184
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	40,940	39,905
Stock based compensation expense	4,388	63
Issuance of 55,000 common shares	-	7,150
Bad debt expense	600	1,656
Changes in operating assets and liabilities:
Accounts receivable	(109,307)	23,200
Prepaid expenses and other current assets	16,363	16,092
Accounts payable	7,903	(9,651)
Accrued expenses and other current liabilities	(11,864)	(18,881)
Net cash provided by operating activites	303,390	165,718

Investing activities:
Acquisition of property and equipment	(5,891)	(46,453)
Acquisition of intangible assets	-	(8,500)
Net cash used in investing activities	(5,891)	(54,953)

Financing activities:
Proceeds from notes payable	200,000	-
Repayments under notes payable	(76,729)	(20,230)
Proceeds from stock option exercise	1,800	-
Stock repurchase under Buyback Program	(19,869)	(6,041)
Net cash provided by (used in) financing activities	105,202	(26,271)
Net change in cash and cash equivalents	402,701	84,494
Cash and cash equivalents at beginning of year	513,076	214,329
Cash and cash equivalents at end of period	$915,777	$298,823

Cash paid during the year to date period ended:
Income taxes	$-	$-
Interest paid	$11,258	$10,295

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.
Statements of Stockholders' Equity
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Outstanding	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2009	20,929,006	$20,929	$3,387,130	$(3,350,107)	$(20,144)	$37,808

Stock repurchase program	(250,556)	-	-	-	(27,273)	(27,273)
Issuance of 110,000 common shares	110,000	110	14,190	-	-	14,300
Stock-based compensation expense	-	-	63	-	-	63
Net income	-	-	-	327,757	-	327,757
Balance at December 31, 2010	20,788,450	$21,039	$3,401,383	$(3,022,350)	$(47,417)	$352,655

Stock repurchase program	(84,691)	-	-	-	(19,869)	(19,869)
Issuance of 10,000 common shares	10,000	10	1,790	-	-	1,800
Stock-based compensation expense	-	-	4,388	-	-	4,388
Net income	-	-	-	354,367	-	354,367
Balance at June 30, 2011	20,713,759	$21,049	$3,407,561	$(2,667,983)	$(67,286)	$693,341

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

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2010 included in our Form 10-K filed on March 10, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The operating results for the second quarter and year to date period ended June 30, 2011 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

Integrated Management Information, Inc.
Notes to the Financial Statements

The following schedule is a reconciliation of the share data used in the basic and diluted income per share computations:

	Second Quarter ended		Year to Date ended
	Jun 30,	Jun 30,	Jun 30,	Jun 30,
	2011	2010	2011	2010
Basic:
Weighted average shares outstanding	20,716,923	20,825,461	20,740,515	20,825,775

Diluted:
Weighted average shares outstanding	20,716,923	20,825,461	20,740,515	20,825,775
Weighted average effects of dilutive securities	361,303	20,056	247,956	18,073
Total	21,078,226	20,845,517	20,988,471	20,843,848

Antidilutive securities:	250,000	8,541,500	250,000	8,541,500

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

The fair value of stock options is estimated using the Black-Scholes option-pricing model. For the quarter ended June 30, 2011, stock options to purchase 220,000 shares of common stock were granted. The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Quarter ended		For the Year to Date Period ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010

Expected life of options from date of grant	10 years	N/A	10 years	N/A
Risk free interest rate	2.26%	N/A	2.26%	N/A
Expected volatility	229.6%	N/A	229.6%	N/A
Assumed dividend yield	0%	N/A	0%	N/A

Dividend yield is based on our historical and anticipated policy of not paying cash dividends. Expected volatility is based on the "calculated value" method set forth in ASC Topic Nos. 718 and 505 (based on historical volatilities of appropriate industry sector indices) because our stock did not have sufficient historic share price data available, as it was not publicly traded prior to November 15, 2006. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected term of the options. The expected term of options represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules.

We evaluate and revise the assumptions used to calculate the fair value of stock options granted as necessary, to reflect market conditions and our experience.

Our stock-based compensation cost for the second quarters ended June 30, 2011 and 2010 was $4,388 and $0, respectively, and has been included in general and administrative expenses. Stock-based compensation cost for the year to date periods ended June 30, 2011 and 2010 was $4,388 and $63, respectively. No tax benefits were recognized for these costs due to our cumulative losses as well as a full valuation reserve on our deferred tax assets.

Integrated Management Information, Inc.
Notes to the Financial Statements

Stock Option Plan Activity

Stock option activity under our Plans is summarized as follows:

				Weighted Avg.
		Weighted Avg.	Weighted Avg.	Remaining
	Number of	Exercise Price	Fair Value	Contractual Life	Aggregate
	Options/Warrants	per Share	per Share	(in years)	Intrinsic Value

Outstanding, December 31, 2010	7,848,500	$1.74	$0.01	0.12
Granted	220,000	$0.24	$0.24	9.76
Exercised	(10,000)	$0.18	$0.18	2.18
Canceled	(6,775,000)	$1.98	$-	-
Outstanding, June 30, 2011	1,283,500	$0.24	$0.07	3.32	$148,435
Exercisable, June 30, 2011	1,063,500	$0.23	$0.07	1.99	$124,235

On April 1, 2011, the Board of Directors granted 220,000 options to purchase shares of common stock at a strike price of $0.24 per share, vesting over 3 years, with an expiration date of April 1, 2021.

On June 17, 2011, Dr. Gary Smith, a director, exercised his right to purchase 10,000 shares of common stock at a strike price of $0.18 per share.

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on June 30, 2011 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on June 30, 2011.

Note 4 - Stock Buyback Plan

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market. Repurchased shares under the Stock Buyback Plan by year are as follows:

For the year to date period ended:	Number of Shares	Cost of Shares	Average Cost per Share

December 31, 2008	57,200	$16,124	$0.28
December 31, 2009	22,325	4,020	$0.18
December 31, 2010	171,031	27,273	$0.16
June 30, 2011	84,691	19,869	$0.23
Total	335,247	$67,286	$0.20

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

As of June 30, 2011 and December 31, 2010, we believe it is more likely than not that our net deferred tax asset will not be realized beyond the provision for income taxes due on taxable earnings for the year ended December 31, 2011; and accordingly, we have recorded a valuation allowance against the deferred tax assets.

We will continue to assess the need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become taxable. Although we achieved net income for the year to date period ended June 30, 2011 and for the year ended December 31, 2010, we will continue to review various qualitative and quantitative data in regards to the realization of our deferred tax assts, including:

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

Integrated Management Information, Inc.
Notes to the Financial Statements

Note 6 - Notes Payable

Notes payable consist of the following:

	June 30,	December 31,
	2011	2010

Equipment Note Payable	$16,311	$20,817
Lapaseotes Note Payable - Related Party	$250,000	$320,000
Great Western Bank SBA Loan	$197,777	$-
	$464,088	$340,817
Less current portion of notes payable and other long-term debt	35,833	9,130
Notes payable and other long-term debt	$428,255	$331,687

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

During the year to date period ended June 30, 2011, we have paid an additional $70,000 towards the principal balance. We intend to continue making principal payments towards the balance as additional funds become available.

During April 2011, modifications to the terms of the existing agreement were completed. Such modifications included a reduction in the interest rate from 9% to 6% annually, as well as an extension of the maturity date from September 12, 2012 to March 31, 2014. Principal is due in full upon the maturity date; interest is payable quarterly.

Great Western Bank SBA Loan

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

Integrated Management Information, Inc.
Notes to the Financial Statements

Note 7 - Related Party Transactions

As previously discussed in Note 6, we have unsecured debt payable to a major shareholder who is related to Pete Lapaseotes, a director.

Note 8 - Commitments and Contingencies

Operating Leases

In June 2006, we entered into a building lease for our headquarters in Castle Rock, Colorado. The lease expired June 30, 2011 and we currently lease the space on a month-to-month basis for $5,221 per month until such time as a new agreement is finalized.

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

Integrated Management Information, Inc.
Notes to the Financial Statements

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

Note 10 - Recent Accounting Pronouncements

We have considered recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•
With increased consumer consciousness generated by movies such as “Food, Inc.” and Time Magazine’s August 2009 cover article “The Real Cost of Cheap Food”, consumers are looking for answers to questions including food production practices and overall food safety and regulation. Additionally, there has been a shift in attitude within the new administration that is uniquely positioning the agricultural industry. "Know Your Farmer Know Your Food" is a new USDA initiative to help more Americans understand where their food comes from and how they can support development of local and regional food systems. We believe that as consumers become better educated they will have more confidence in their food purchase decisions. This demand should accelerate the growth of our “Where Food Comes From®” labeling program.

•
Concerns about animal welfare continue to drive retailers to make program decisions based on animal handling, care, well-being and welfare programs. In late 2010 we introduced a new revenue stream specific to conducting animal welfare audits for Whole Food's pork, beef and chicken farmers and ranchers. The service provided to retailers is having a significant impact in our third-party verification revenue and we believe this trend will continue to grow.

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

Financial Highlights

•	Revenues for the second quarter June 30, 2011 increased 40.8% over the same comparable periods in 2010. We are experiencing significant growth in our US Verified product line.

•
Net income for the second quarter ended June 30, 2011 was $276,944 compared to net income of $65,604 for the same period 2010. This is our sixth consecutive quarter to achieve net income and we believe this is significant considering current economic conditions severely impacting the food industry.

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

Liquidity and Capital Resources

At June 30, 2011, we had cash and cash equivalents of $915,777 compared to $513,076 of cash and cash equivalents at December 31, 2010. Our working capital at June 30, 2011 was $1,027,377 compared to $555,074 at December 31, 2010.

Net cash provided by operating activities during the year to date period ended June 30, 2011 was $303,390 compared to cash provided of $165,718 during the same period in 2010. Cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets and stock based compensation expense. The increase was primarily due to the timing of cash receipts offset by better operating performance.

Net cash used in investing activities of $5,891 is attributable to capital expenditures during the year to date period ended June 30, 2011. During the prior year’s comparable period, we spent $46,453 in capital assets. We also spent $8,500 to purchase the rights to the Nebraska Verified trademark. Our capital expenditures are primarily related to purchases and internal development of information technology assets to support our product and service offerings. As we anticipate continued growth, we expect to continue investing additional capital in our information technology assets.

Net cash provided by financing activities of $105,202 during the year to date period ended June 30, 2011 was due a cash inflow of $200,000 from our new SBA loan agreement offset by repayments of $76,729 towards notes payable and $19,869 in repurchases under our Stock Buyback program. Net cash used in financing activities of $26,271 during the year to date period ended June 30, 2010 was due to net repayments of $20,230 towards our notes payable and $6,041 in repurchases under our Stock Buyback program.

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

Off Balance Sheet Arrangements

As of June 30, 2011, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Second Quarter and Year to Date Period ended June 30, 2011 compared to the Same Period in Fiscal Year 2010

Revenues

Revenues are derived from sales of our USVerified identification and verification solutions, consulting services, web-based development and hardware sales. Revenues for the second quarter and year to date period ended June 30, 2011 were $1,125,472 and $1,947,291, respectively, compared to $799,130 and $1,479,313 in the 2010 comparable period, an improvement of 40.8% and 31.6%, respectively. We still continue to experience double-digit sales growth from quarter over comparable quarter and we believe this is significant performance in light of the current economic conditions severely impacting the food industry.

During the second quarter ended June 30, 2011, our third party verification revenue, which includes sales of our USVerified solutions and related consulting, program development and web-based development services, increased 44% to $939,448 compared to $652,529 in the same quarter 2010. For the year to date period ended June 30, 2011, third party verification revenue increased 32.4% to $1,624,296 compared to $1,226,888 in the same 2010 period. The improvement is due in large part to demand from retailers in our US Verified product line. Concerns about animal welfare continue to drive retailers to make program decisions based on animal handling, care, well-being and welfare programs. In late 2010 we introduced a new revenue stream specific to conducting animal welfare audits for Whole Food's pork, beef and chicken farmers and ranchers. The service provided to retailers is having a significant impact in our third-party verification revenue and we believe this trend will continue to grow. We also continue to see increased demand in our NHTC verification revenue.

Revenues derived from sales of hardware, primarily sales of cattle identification ear tags, increased 26.9% to $186,024 in the second quarter 2011 compared to $146,601 in the second quarter 2010. For the year to date period ended June 30, 2011, hardware sales increased 28% to $322,995 compared to $252,425 in the 2010 period.

Cost of Sales and Gross Margin

Cost of sales for the second quarter 2011 were $448,274 compared to $365,648 during the second quarter 2010. Gross margin for the second quarter 2011 improved almost 6 basis points to 60.2% of revenues compared to 54.2% for the second quarter 2010. For the year to date period ended June 30, 2011, cost of sales were $818,021 compared to $644,389 for the 2010 period. Gross margin for the year to date period ended June 30, 2011 improved almost 2 basis points to 58% of revenues compared to 56.4% for the same 2010 period.

Our gross profit for 2011was positively impacted by increased volume of verification audits. Our gross margins for 2011 improved due to the absorption of certain costs which are generally fixed in nature over a greater volume of sales coupled with shifts in our sales mix as compared to 2010. For a more detailed discussion regarding profitability, read “Management’s Strategy” above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter 2011 were $393,475, an increase of $33,765, or 9.4% over the second quarter 2010 amount of $359,710. For the year to date period ended June 30, 2011, expenses increased $48,089, or 6.8%, to $760,482 compared to $712,393 in the same 2010 year to date period.

The increase was partially attributed to spending in consulting, marketing and advertising. During the second quarter 2010, management, along with the assistance of industry consulting experts, intentionally made the decision to invest heavily in marketing our “Where Food Comes From®” labeling program to build consumer awareness. We believe that the future growth of verification services will be achieved only through consumer awareness and demand. We recognize that we are allocating significant funds to this effort but we are confident that we are heading in the right direction. This marketing decision and the decision to invest these funds in our future were made at a time when we recognized that our operations consistently generated sufficient cash flow. While we continue to generate a small but consistently growing revenue stream from our WFCF program, we cannot guarantee that our marketing investment will generate future revenue nor can we determine for how long, if at all. Therefore, this investment must be expensed in accordance with accounting principles generally accepted in the United States. For a more detailed discussion regarding our “Where Food Comes From®” labeling program, read “Management’s Strategy” above.

Net Income and Per Share Information

As a result of the foregoing, net income for the second quarter ended June 30, 2011 was $276,944 or $0.01 per basic and diluted common share, compared to net income of $65,604 or less than a penny per basic and diluted common share for the second quarter ended June 30, 2010. Net income for the year to date period ended June 30, 2011 was $354,367 or $0.02 per basic and diluted common share, compared to net income of $106,184 or $0.01 per basic and diluted common share for the same 2010 period.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Compliance Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective at a reasonable assurance level based on his evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2010 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2011, there have been no material changes to the risks disclosed in our most recent Annual Report on Form 10−K. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.  ISSUER PURCHASES OF EQUITY SECURITIES

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market. Repurchased shares under the Stock Buyback Plan by year are as follows:

For the year to date period ended:	Number of Shares	Cost of Shares	Average Cost per Share

December 31, 2008	57,200	$16,124	$0.28
December 31, 2009	22,325	4,020	$0.18
December 31, 2010	171,031	27,273	$0.16
June 30, 2011	84,691	19,869	$0.23
Total	335,247	$67,286	$0.20

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

ITEM 6.  EXHIBITS

(a) Exhibits

Number	Description

31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Section 906 Certification of CEO
32.2	Section 906 Certification of CFO

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2011	Integrated Management Information, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

By:	/s/ Dannette D. Henning
Chief Financial Compliance Officer