Form 10-Q
period 2011-09-30
Integrated Management Information, Inc.
filed 2011-11-08
CIK 1360565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2011

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
Yes ☐    No ☒

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of November 5, 2011 was 20,590,759.

Integrated Management Information, Inc.
Table of Contents
September 30, 2011

Integrated Management Information, Inc.
Balance Sheets
(Unaudited)

	Sept 30,	Dec 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$1,217,369	$513,076
Accounts receivable, net of allowance	373,296	222,480
Prepaid expenses and other current assets	11,053	34,580
Total current assets	1,601,718	770,136
Property and equipment, net	66,932	114,544
Intangible assets, net	10,529	14,724
Total assets	$1,679,179	$899,404

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$290,660	$172,324
Accrued expenses and other current liabilities	56,303	33,608
Current portion of notes payable	36,012	9,130
Total current liabilities	382,975	215,062
Notes payable and other long-term debt	422,018	331,687
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 21,049,006 and 21,039,006 shares issued, respectively; and 20,590,759 and 20,788,450 shares outstanding, respectively	21,049	21,039
Additional paid-in-capital	3,411,955	3,401,383
Treasury stock of 458,247 and 250,556 shares, respectively	(94,785)	(47,417)
Accumulated deficit	(2,464,033)	(3,022,350)
Total stockholders’ equity	874,186	352,655
Total liabilities and stockholders’ equity	$1,679,179	$899,404

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.
Statements of Operations
(Unaudited)

	Third Quarter ended
	Sept 30,	Sept 30,
	2011	2010

Revenues	$1,250,071	$923,701
Costs of revenues	578,928	433,671
Gross profit	671,143	490,030
Selling, general and administrative expenses	460,357	376,740
Income from operations	210,786	113,290
Other expense (income):
Interest expense	7,046	8,199
Other income, net	(210)	(426)
Income before income taxes	203,950	105,517
Income taxes	—	—
Net income	$203,950	$105,517

Net income per share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Weighted average shares outstanding:
Basic	20,643,862	20,863,573
Diluted	20,838,047	20,883,133

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.
Statements of Operations
(Unaudited)

	Year to Date Period ended
	Sept 30,	Sept 30,
	2011	2010

Revenues	$3,197,363	$2,403,014
Costs of revenues	1,396,949	1,078,060
Gross profit	1,800,414	1,324,954
Selling, general and administrative expenses	1,220,839	1,089,132
Income from operations	579,575	235,822
Other expense (income):
Interest expense	22,496	25,244
Other income, net	(1,238)	(1,123)
Income before income taxes	558,317	211,701
Income taxes	—	—
Net income	$558,317	$211,701

Net income per share:
Basic	$0.03	$0.01
Diluted	$0.03	$0.01

Weighted average shares outstanding:
Basic	20,667,409	20,845,714
Diluted	20,896,852	20,864,238

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.
Statements of Cash Flows
(Unaudited)

	Year to Date Period ended Sept 30,
	2011	2010
Operating activities:
Net income	$558,317	$211,701
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	58,962	60,006
Stock based compensation expense	8,782	63
Issuance of 55,000 common shares	—	14,300
Bad debt expense	600	1,656
Changes in operating assets and liabilities:
Accounts receivable	(151,416)	10,144
Prepaid expenses and other current assets	23,527	51,048
Accounts payable	118,336	60,943
Accrued expenses and other current liabilities	22,695	(26,347)
Net cash provided by operating activites	639,803	383,514

Investing activities:
Acquisition of property and equipment	(7,155)	(67,136)
Acquisition of intangible assets	—	(8,500)
Net cash used in investing activities	(7,155)	(75,636)

Financing activities:
Proceeds from notes payable	200,000	—
Repayments under notes payable	(82,787)	(24,930)
Proceeds from stock option exercise	1,800	—
Stock repurchase under Buyback Program	(47,368)	(8,914)
Net cash provided by (used in) financing activities	71,645	(33,844)
Net change in cash and cash equivalents	704,293	274,034
Cash and cash equivalents at beginning of year	513,076	214,329
Cash and cash equivalents at end of period	$1,217,369	$488,363

Cash paid during the year to date period ended:
Income taxes	$—	$—
Interest paid	$18,797	$18,044

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.
Statements of Stockholders’ Equity
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated	Treasury
	Outstanding	Amount	Capital	Deficit	Stock	Total
Balance at December 31, 2009	20,929,006	$20,929	$3,387,130	$(3,350,107)	$(20,144)	$37,808

Stock repurchase program	(250,556)	—	—	—	(27,273)	(27,273)
Issuance of 110,000 common shares	110,000	110	14,190	—	—	14,300
Stock-based compensation expense	—	—	63	—	—	63
Net income	—	—	—	327,757	—	327,757
Balance at December 31, 2010	20,788,450	$21,039	$3,401,383	$(3,022,350)	$(47,417)	$352,655

Stock repurchase program	(207,691)	—	—	—	(47,368)	(47,368)
Issuance of 10,000 common shares	10,000	10	1,790	—	—	1,800
Stock-based compensation expense	—	—	8,782	—	—	8,782
Net income	—	—	—	558,317	—	558,317
Balance at September 30, 2011	20,590,759	$21,049	$3,411,955	$(2,464,033)	$(94,785)	$874,186

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

Interim Financial Statements

The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2010 included in our Form 10-K filed on March 10, 2011. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The operating results for the third quarter and year to date period ended September 30, 2011 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

Integrated Management Information, Inc.
Notes to the Financial Statements

The following schedule is a reconciliation of the share data used in the basic and diluted income per share computations:

	Third Quarter ended		Year to Date ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2011	2010	2011	2010
Basic:
Weighted average shares outstanding	20,643,862	20,863,573	20,667,409	20,845,714

Diluted:
Weighted average shares outstanding	20,643,862	20,863,573	20,667,409	20,845,714
Weighted average effects of dilutive securities	194,185	19,560	229,443	18,524
Total	20,838,047	20,883,133	20,896,852	20,864,238

Antidilutive securities:	287,500	8,541,500	287,500	8,541,500

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

The fair value of stock options is estimated using the Black-Scholes option-pricing model. During the year to date ended September 30, 2011, stock options to purchase 220,000 shares of common stock were granted during the second quarter. Stock options were not granted during 2010. The fair value of stock options is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the Quarter ended		For the Year to Date Period ended
	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	2011	2010	2011	2010

Expected life of options from date of grant	N/A	N/A	10 years	N/A
Risk free interest rate	N/A	N/A	2.26%	N/A
Expected volatility	N/A	N/A	229.6%	N/A
Assumed dividend yield	N/A	N/A	0%	N/A

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

Our stock-based compensation cost for the third quarters ended September 30, 2011 and 2010 was $4,394 and $0, respectively, and has been included in general and administrative expenses. Stock-based

Integrated Management Information, Inc.
Notes to the Financial Statements

compensation cost for the year to date periods ended September 30, 2011 and 2010 was $8,782 and $63, respectively. No tax benefits were recognized for these costs due to our cumulative losses as well as a full valuation reserve on our deferred tax assets.

Stock Option Plan Activity

Stock option activity under our Plans is summarized as follows:

				Weighted Avg.
		Weighted Avg.	Weighted Avg.	Remaining	Aggregate
	Number of	Exercise Price	Fair Value	Contractual Life	Intrinsic
	Options/Warrants	per Share	per Share	(in years)	Value

Outstanding, December 31, 2010	7,848,500	$1.74	$0.01	0.12
Granted	220,000	$0.24	$0.24	9.51
Exercised	(10,000)	$0.18	$0.18	1.93
Canceled	(6,737,500)	$1.98	$—	—
Outstanding, September 30, 2011	1,321,000	$0.25	$0.07	3.08	$ 135,900
Exercisable, September 30, 2011	1,101,000	$0.25	$0.07	1.79	$ 113,900

On April 1, 2011, the Board of Directors granted 220,000 options to purchase shares of common stock at a strike price of $0.24 per share, vesting over 3 years, with an expiration date of April 1, 2021.

On June 17, 2011, Dr. Gary Smith, a director, exercised his right to purchase 10,000 shares of common stock at a strike price of $0.18 per share.

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on September 30, 2011 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on September 30, 2011.

Note 4 - Stock Buyback Plan

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market. Repurchased shares under the Stock Buyback Plan by year are as follows:

For the year to date period ended:	Number of Shares	Cost of Shares	Average Cost per Share

December 31, 2008	57,200	$16,124	$0.28
December 31, 2009	22,325	4,020	$0.18
December 31, 2010	171,031	27,273	$0.16
September 30, 2011	207,691	47,368	$0.23
Total	458,247	$94,785	$0.21

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

As of September 30, 2011 and December 31, 2010, we believe it is more likely than not that our net deferred tax asset will not be realized beyond the provision for income taxes due on taxable earnings for the year ended December 31, 2011; and accordingly, we have recorded a valuation allowance against the deferred tax assets.

We will continue to assess the need for a valuation allowance that results from uncertainty regarding our ability to realize the benefits of our deferred tax assets. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become taxable. Although we achieved net income for the year to date period ended September 30, 2011 and for the year ended December 31, 2010, we will continue to review various qualitative and quantitative data in regards to the realization of our deferred tax assts, including:

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

Integrated Management Information, Inc.
Notes to the Financial Statements

Note 6 - Notes Payable

Notes payable consist of the following:

	September 30,	December 31,
	2011	2010

Equipment Note Payable	$13,992	$20,817
Lapaseotes Note Payable - Related Party	$250,000	$320,000
Great Western Bank SBA Loan	$194,038	$—
	$458,030	$340,817
Less current portion of notes payable and other long-term debt	36,012	9,130
Notes payable and other long-term debt	$422,018	$331,687

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

During the year to date period ended September 30, 2011, we have paid an additional $70,000 towards the principal balance. We intend to continue making principal payments towards the balance as additional funds become available.

During April 2011, modifications to the terms of the existing agreement were completed. Such modifications included a reduction in the interest rate from 9% to 6% annually, as well as an extension of the maturity date from September 12, 2012 to March 31, 2014. Principal is due in full upon the maturity date; interest is payable quarterly.

Great Western Bank SBA Loan

On April 22, 2011, we entered into a U.S. Small Business Administration Note with Great Western Bank. The Note which matures on May 1, 2021 provides for $200,000 in additional working capital. The interest rate on the Note is at prime plus 2.5% and is adjusted quarterly. Principal and interest are payable monthly. As of September 30, 2011, the current effective rate is 5.75%. The note can be prepaid without penalties and contains certain customary affirmative and negative covenants.

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

Note 8 - Commitments and Contingencies

Operating Leases

In September 2011, we renewed the building lease for our headquarters in Castle Rock, Colorado. The lease is for a period of five years. In addition to the primary rent, the lease requires additional payments for operating costs and other common area maintenance costs. As of September 30, 2011, future minimum lease payments for our headquarters are as follows:

Years Ending December 31,	Amount
2011	$22,950
2012	91,800
2013	94,125
2014	103,425
2015	112,725
Thereafter	89,775
Total lease commitments	$514,800

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

●
Concerns about animal welfare continue to drive retailers to make program decisions based on animal handling, care, well-being and welfare programs. In late 2010 we introduced a new revenue stream specific to conducting animal welfare audits for Whole Food’s pork, beef and chicken farmers and ranchers. The service provided to retailers is having a significant impact in our third-party verification revenue and we believe this trend will continue to grow.

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

Financial Highlights

●	Revenues for the third quarter September 30, 2011 increased 35.3% over the same comparable period in 2010. We are experiencing significant growth in our US Verified product line.

●
Net income for the third quarter ended September 30, 2011 was $203,950 compared to net income of $105,517 for the same period 2010. This is our seventh consecutive quarter to achieve net income and we believe this is significant considering current economic conditions severely impacting the food industry.

●	Operations generated $639,803 in cash for the nine months ended September 30, 2011 compared to $383,514 in the prior year.

●	Net working capital at September 30, 2011 was $1,218,743 compared to $555,074 at December 31, 2010.

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

Liquidity and Capital Resources

At September 30, 2011, we had cash and cash equivalents of $1,217,369 compared to $513,076 of cash and cash equivalents at December 31, 2010. Our working capital at September 30, 2011 was $1,218,743 compared to $555,074 at December 31, 2010.

Net cash provided by operating activities during the year to date period ended September 30, 2011 was $639,803 compared to cash provided of $383,514 during the same period in 2010. Cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets and stock based compensation expense. The increase was primarily due to the timing of cash receipts offset by better operating performance.

Net cash used in investing activities of $7,155 is attributable to capital expenditures during the year to date period ended September 30, 2011. During the prior year’s comparable period, we spent $67,136 in capital assets. We also spent $8,500 to purchase the rights to the Nebraska Verified trademark. Our capital expenditures are primarily related to purchases and internal development of information technology assets to support our product and service offerings. As we anticipate continued growth, we expect to continue investing additional capital in our information technology assets.

Net cash provided by financing activities of $71,645 during the year to date period ended September 30, 2011 was due a cash inflow of $200,000 from our new SBA loan agreement offset by repayments of $82,787 towards notes payable and $47,368 in repurchases under our Stock Buyback program. Net cash used in financing activities of $33,844 during the year to date period ended September 30, 2010 was due to net repayments of $24,930 towards our notes payable and $8,914 in repurchases under our Stock Buyback program.

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

Debt Facility

On April 22, 2011, we entered into a U.S. Small Business Administration Note with Great Western Bank. The Note which matures on May 1, 2021 provides for $200,000 in additional working capital. The interest rate on the Note is at prime plus 2.5% and is adjusted quarterly. Principal and interest are payable monthly. As of September 30, 2011, the current effective rate is 5.75%. The note can be prepaid without penalties and contains certain customary affirmative and negative covenants.

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

Off Balance Sheet Arrangements

As of September 30, 2011, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Third Quarter and Year to Date Period ended September 30, 2011 compared to the Same Period in Fiscal Year 2010

Revenues

	Third quarter ended Sept 30,		Year to date ended Sept 30,
	2011	2010	2011	2010

Third party verification	$892,360	$685,496	$2,512,652	$1,910,497
Hardware sales	331,004	224,420	653,999	476,845
Other revenue	26,707	13,785	30,712	15,672
Total revenues	$1,250,071	$923,701	$3,197,363	$2,403,014

Total revenues for the third quarter and year to date period ended September 30, 2011 increased 35.3% and 33.1%, respectively, compared to the third quarter and year to date period ended September 30, 2010. We still continue to experience double-digit sales growth from quarter over comparable quarter and we believe this is significant performance in light of the current economic conditions severely impacting the food industry.

Third party verification revenue includes sales of our USVerified solutions and related consulting, program development and web-based development services. Third party verification revenue for the third quarter and year to date period ended September 30, 2011 increased 30.2% and 31.5%, respectively, compared to the third quarter and year to date period ended September 30, 2010. The improvement is due in large part to demand from retailers in our US Verified product line. Concerns about animal welfare continue to drive retailers to make program decisions based on animal handling, care, well-being and welfare programs. In late 2010 we introduced a new revenue stream specific to conducting animal welfare audits for Whole Food’s pork, beef and chicken farmers and ranchers. The service provided to retailers is having a significant impact in our third-party verification revenue and we believe this trend will continue to grow. We also continue to see increased demand in our NHTC verification revenue.

Hardware sales are primarily sales of cattle identification ear tags. Hardware sales for the third quarter and year to date period ended September 30, 2011 increased 47.5% and 37.2%, respectively, compared to the third quarter and year to date period ended September 30, 2010. The significant increase during the third quarter was due to special promotions we offered to our customers based on their volume.

Other revenue primarily represents the fees earned from our WFCF labeling program. Other revenue for the third quarter and year to date period ended September 30, 2011 increased 93.7% and 96.0%, respectively, compared to the third quarter and year to date period ended September 30, 2010. This revenue source is still in its infancy and we anticipate exponential growth in the future as more and more food producers continue to show interest in this product offering.

Cost of Sales and Gross Margin

Cost of sales for the third quarter 2011 were $578,928 compared to $433,671 during the third quarter 2010. Gross margin for the third quarter 2011 remained relatively constant at 53.7% of revenues compared to 53.1% for the third quarter 2010. For the year to date period ended September 30, 2011, cost of sales were $1,396,949 compared to $1,078,060 for the 2010 period. Gross margin for the year to date period ended September 30, 2011 improved approximately 1 basis point to 56.3% of revenues compared to 55.1% for the same 2010 period.

Our gross profit for 2011was positively impacted by increased volume of verification audits. Our gross margins for 2011 are slightly improving due to the absorption of certain costs which are generally fixed in nature over a greater volume of sales coupled with shifts in our sales mix as compared to 2010. For a more detailed discussion regarding profitability, read “Management’s Strategy” above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter 2011 were $460,357, an increase of $83,617, or 22.2% over the third quarter 2010 amount of $376,740. For the year to date period ended September 30, 2011, expenses increased $131,707, or 12.1%, to $1,220,839 compared to $1,089,132 in the same 2010 year to date period.

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

Net Income and Per Share Information

As a result of the foregoing, net income for the third quarter ended September 30, 2011 was $203,950 or $0.01 per basic and diluted common share, compared to net income of $105,517 for the third quarter ended September 30, 2010. Net income for the year to date period ended September 30, 2011 was $558,317 or $0.03 per basic and diluted common share, compared to net income of $211,701 or $0.01 per basic and diluted common share for the same 2010 period.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2010 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 30, 2011, there have been no material changes to the risks disclosed in our most recent Annual Report on Form 10−K. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.  ISSUER PURCHASES OF EQUITY SECURITIES

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market. Repurchased shares under the Stock Buyback Plan by year are as follows:

For the year to date period ended:	Number of Shares	Cost of Shares	Average Cost per Share

December 31, 2008	57,200	$16,124	$0.28
December 31, 2009	22,325	4,020	$0.18
December 31, 2010	171,031	27,273	$0.16
September 30, 2011	207,691	47,368	$0.23

Total	458,247	$94,785	$0.21

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

Date: November 8, 2011	Integrated Management Information, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

By:	/s/ Dannette D. Henning
Chief Financial Compliance Officer