Form 10-K
period 2011-12-31
Integrated Management Information, Inc.
filed 2012-03-26
CIK 1360565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of March 16, 2012 was 20,550,759. The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2011, the last business day of our most recently completed second fiscal quarter was $4,221,492.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

ITEM 1.	BUSINESS

GENERAL

Integrated Management Information, Inc. (“IMI Global,” “IMI,” the “Company,” “our,” “we,” or “us,”) is a leading provider of verification and communication solutions for the agriculture, livestock and food industry.

We were incorporated in 1998 as a Missouri corporation. In March, 2005, we reincorporated in Delaware, and in March 2006, we changed our domicile from Delaware to Colorado.  Until December 31, 2004 we were structured as a Subchapter S corporation and on January 1, 2005, we converted to a Subchapter C corporation.

We provide our owned and operated online products and services which specialize in identification and traceability, process, production practice and supply verification, document control for USDA verification programs and third party auditing services. We apply information technology to the agriculture, livestock and food industry by addressing the growing importance of marketing claims such as: source of origin information, genetic background, animal treatment, animal health history, animal age, animal movements, nutrition, carbon credits and other credence attributes. Our solutions provide assurance regarding those claims made that cannot be confirmed by visual inspection once the product reaches the retail food case and is marketed to the consumer. We have developed a range of proprietary web-based applications, consulting methodologies, auditing processes, and other services to allow the livestock and food industry to record, manage, report, and audit this information. Our solutions help our customers establish their own systems, meet government regulations, create their own premium brand identity, gain cost efficiencies and command a higher price for their product.

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

In 2009, we worked with compliance programs, and marketing approaches which required meat retailers to display the country of origin labels (COOL) on their meat and produce. Also in 2009, we introduced our VerifiedGreen™ Verification program. This program caters to producers and consumers who are committed to reducing their carbon footprint. Then in March 2010, in response to consumers’ demand of increased transparency regarding the origins and safety of their food, we introduced our “Where Food Comes From” (WFCF) consumer labeling program. This program is a rigorous qualification protocol under which only those farmers, ranchers and processors who meet strict third-party verification requirements may display the distinctive WFCF brand. It is the first of its kind that directly connects the consumer with the food supply chain in a way that fosters confidence at the point of purchase. We believe that as consumers become better educated, they will have more confidence in their food purchase decisions. In addition to building consumer confidence, the WFCF label gives producers and processors a way to enhance, differentiate and even protect their valuable brands.

As part of our business strategy, we regularly evaluate acquisition opportunities as a means of accelerating our growth and achieving our long-term strategic objectives. In February 2012, we completed our acquisition of 60% of the outstanding stock of International Certification Services, Inc. (“ICS”). ICS is one of the leading organic certifiers in the United States. ICS represents an opportunity to extend the range of our existing programs and establish our capabilities in other major food groups, including poultry, grains, fruits and vegetables, dairy, packaged and processed goods. We believe this acquisition has tremendous synergies for both IMI and ICS. As industry leaders in our respective product and service offerings, we are now positioned to offer our customers new solutions across the verification and certification spectrum. We also believe it provides diversification for our company, enables us to better serve our customers, and provides another avenue for our WFCF program.

INDUSTRY BACKGROUND

As the livestock and food industry has matured and expanded internationally, there has been an increasing need to record, manage, report and audit information regarding the source, age, genetic background, animal treatment, nutrition, and other credence attributes of livestock for the benefit of producers, processors, distributors, retailers, consumers, and regulators.

Demand for livestock identification, traceability and verification solutions further accelerated in recent years due to industry and consumer concerns regarding bovine spongiform encephalopathy (mad cow disease), governmental and industry regulations regarding recordkeeping for livestock, and technology, and technology advances, including radio frequency ID tags for livestock and web-based systems facilitating real-time data entry, reporting, and auditing. The demand for verification continues to grow and present other opportunities for our business in light of the many recent product recalls in fresh produce and country of origin labeling.

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

The USDA also promotes participation in NAIS (National Animal Identification System). The purpose of the NAIS is to protect the health of U.S. livestock and poultry and the economic well-being of those industries by quickly and effectively tracing an animal disease to its source. While the federal program is voluntary, money received by some states, tribes, and non-profit entities from the USDA through cooperative agreements has been used to make parts or the entire program mandatory. Some countries have restricted the importation of some animal products because of the potential for disease. Effectively implemented, NAIS could potentially allow trace back of a disease to its origin within 48 hours, limiting the impact of a potential outbreak. This could have monetary benefits for farmers, who would lose less livestock in the case of disease.

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

Mexico, Canada, South Korea, the Middle East, and Japan are the world’s largest export markets. To market beef and other livestock products in these markets; beef, for example, is required to be sourced from cattle that are of a certain maximum age at the time of slaughter. The USDA’s QSA program is the standard mechanism for verifying source and age for these export markets and, therefore, is a mandatory requirement for producers, packers, and distributors to export to these key markets.

Current Marketplace Conditions

We believe the following marketplace conditions will drive our business forward effectively increasing consumer demand for third party verification services and presenting additional opportunities:

●
In 2010, Korea announced a “nationwide hog farm management system” to improve the farming environment and prevent swine fever. Also in 2010, Korea fully implemented a mandatory domestic and imported beef tracing system. We believe this provides significant international verification opportunities in predominately Asian markets which have historically been difficult for US markets to penetrate.

●
U.S. beef has been largely absent from the European Union (EU) for the past 20+ years due to an EU ban on hormone-treated meat and meat products. In late 2009, the EU announced an annual duty-free quota of 20,000 metric tons for high-quality beef from cattle not treated with growth hormones (NHTC). In March 2012, the EU expanded the annual duty-free quota from 20,000 metric tons to 48,200 metric tons. NHTC requires third party verification, but with duty-free access lowering the cost of doing business in Europe, we believe that it offers significantly more potential for third party NHTC verification services and our product line, High Quality Beef verification services.

●
One-fourth of the world’s beef and nearly one-fifth of the world’s grain, milk and eggs are produced in the United States. With increased consumer consciousness, Americans are demanding to know where their food comes from and how they can support development of local and regional food systems. We believe that as consumers become better educated they will have more confidence in their food purchase decisions. This demand should accelerate the growth of our “Where Food Comes From®” labeling program.

●
Concerns about animal welfare continue to drive retailers to make program decisions based on animal handling, care, well-being and welfare programs. In late 2010 we introduced a new revenue stream for various retailers. We offer animal welfare audits at the supplier level on pork, beef and chicken farmers and ranchers. The service provided to retailers is having a significant impact in our third-party verification revenue and we believe this trend will continue to grow.

●
The worldwide market for certified organic products is estimated at $59.4 billion in 2010. The U.S. market is estimated at $28.5 billion in 2010 and is expected to reach $42.5 billion by 2015. Increasing consumer demand for healthy, better-for-you products produced chemical free with sustainable agricultural practices is driving growth in the organic market. Additionally, specialty food-store chains, conventional grocery store chains and big box retailers are allocating more shelf space to organic products in order to meet the growing demand. Our acquisition of a 60% ownership investment in ICS creates a strategic transaction offering major participants in the food and agriculture industries a comprehensive range of verification services for the major food groups through a single platform.

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

We offer a range of products and services to track, record, manage, report, and audit key data regarding livestock. Our distinct product line is USVerified™.com, a USDA Process Verified Product Line which offers the following verification solutions: USDA Process Verified, QSA, NHTC and EV Program Development for companies. Our offerings address the needs of each industry segment, and our customers span the supply chain from birth through the various stages of feeding and raising the livestock, to packing and distribution. We have no principal suppliers because most of our revenue is service related. The few products that we purchase, principally livestock identification ear tags, are purchased primarily from one supplier. However, there are numerous other companies which manufacture and market such ear tags. Our USVerified products and services offerings are tailored to the needs of each level of the beef and other livestock supply chain in support of USDA programs.

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

Under the Supply Verified program, suppliers provide documentation to us about their processes and records. This documentation is evaluated and audited by us and, if warranted, we provide a certificate that the producer meets the requirements of source and age verification. We charge each supplier a fixed fee for performing the audit and providing the certification. In order to maintain certification, a supplier must participate in the annual audits.

Our VerifiedGreen™ Verification program caters to producers and consumers who are committed to reducing their carbon footprint. Such a program is expected to appeal to forward-thinking producers and retailers who are both environmentally conscious and looking for a marketing edge as well as to consumers who want to support producers practicing good environmental stewardship.

Feed Yards

We offer solutions to enable feed yards to comply with USDA’s verification requirements. Initially, we work with the feed yard to implement the required systems and procedures to track key data regarding the cattle and other livestock that move through the operation, including source and age as well as additional health and nutritional information. This service is provided and priced to feed yards on a packaged basis, which includes access to our proprietary web-based applications and processes, completion of a USDA program compliant manual, implementation services, and initial training. In addition, we offer a monthly service to maintain the USDA compliant manual and web host the data.

Packers

We offer solutions to meat packers, processors and distributors to demonstrate that their products comply with USDA’s QSA requirements, Export Verification (EV) requirements as well as the USDA’s Process Verified Program (PVP), which is broader in scope than the QSA program. Suppliers with approved USDA Process Verified Programs are able to make marketing claims associated with their process verified points -- such as age, source, feeding practices, or other raising and production claims. This service is provided and priced to meat packers on a packaged basis, which includes access to our proprietary web-based applications and processes, completion of a USDA program compliant manual, obtaining USDA approval, implementation services, and initial training. In addition, we offer a monthly service to maintain the USDA compliant manual and web host the data.

SALES

Our revenues are generated from sales of our USVerified identification and verification solutions, consulting services, web-based development and hardware sales. We sell our products and services directly to customers at various levels in the livestock supply chain. Our customers include some of the largest U.S. beef and pork packers and specialty retail chains. In 2011, one customer generated approximately 14% of our net revenue. No single customer generated more than 10% of net revenue in 2010.

Third Party Verification Services

Services that qualify for compliance with the USDA’s Quality System Assessment, Process Verification, and Export Verification Programs are:

●	USVerified™ Source and Age Verification
●	USVerified™ Non-Hormone Treated Cattle (NHTC)
●	Verified Natural Beef™ (USDA NeverEver3)
●	Verified Green™
●	Individual Animal Identification and Tag Allocation

We offer other verification programs including:

●	Where Food Comes From® - our consumer labeling program for all of our verification services
●	High Quality Beef – a program designed for the European Union
●	Verified Humane
●	Verified Grassfed – our program was approved for a USDA claim in February 2010
●	Verified Pork – our program was approved for a USDA claim in February 2010
●	Global Animal Partnership 5-Step Animal Welfare Rating™

In connection with our acquisition of a 60% ownership investment in ICS, we also offer the following programs:

●	Canadian Organic
●	USDA Organic
●	Farm Verified Organic
●	Food Alliance Certified
●	Gluten-Free Standard

All of these programs qualify for our WhereFoodComesFrom® verification seal of approval. As a third-party verification service provider, we must review each individual producer or food company’s claim and system to ensure that 100 percent of the supply is managed through a third party verification program recognized by the USDA, ISO and/or another internationally recognized standards.

We also offer consulting, program development and web-based development services on a customized basis to meet special customer requirements. For the years ended December 31, 2011 and 2010, our third party verification programs provided 78.7% and 79.2% of our total revenue, respectively.

Hardware Sales

In support of our third party verification service offerings, we offer hardware products (primarily identification cattle ear tags) to our customers. While these hardware products have lower profit margins compared with our proprietary offerings, they allow us to offer our customers a comprehensive solution. Approximately 19.9% and 19.8% of our total revenue was provided by the sale of hardware during the years ended December 31, 2011 and 2010, respectively.

Other Revenue

Other revenue primarily represents the fees earned from our WFCF labeling program. This revenue source is still in its infancy, and we anticipate exponential growth in the future as more and more food producers continue to show interest in this product offering.

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

COMPETITION

Of the approximately 775,000 independent suppliers of cattle in the United States, we estimate that only approximately 40,000 use some form of verification program. We currently provide tracking information for approximately 6,000 of the most significant independent suppliers which we believe supply greater than 50% of the beef and other livestock products available for export markets.

We believe we differentiate ourselves from our competitors by providing better, more flexible solutions to all segments of the supply chain. We are also the market leader in the area of diversifying to the Non-Hormone Treated Cattle Verification Program and the USDA’s Never Ever 3 Verification Program.

Our key competitors for our SupplyVerified Program are: Trace Gains AgInfolink, Scientific Certification Systems, Validus Services, MicroBeef Technologies, Quality Assurance International and Sterling Solutions.

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

EMPLOYEES

As of December 31, 2011, we had 18 employees all of which are full-time. Our future success is substantially dependent upon the performance of our key senior management personnel, as well as our ability to attract and retain highly qualified technical personnel. Additional information regarding certain risks related to our employees is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

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

Public attitudes towards beef and other livestock products may be influenced by claims that these products are unsafe for consumption or pose unknown health risks. Decreased demand for beef and other livestock products could have a material adverse effect on the operating results and financial condition of our existing or prospective customers. If operating results of our customers are impaired, the resources that our customers can devote to building information systems for tracking cattle and other livestock and herd management would be reduced which in turn would limit purchases of our verification solutions and consulting services. Therefore, our ability to generate revenue is subject to the risks and uncertainties relating to the financial condition of our customers.

We look for opportunities to expand our presence in international markets in which we may have limited experience and inherently international operations are subject to increased risks which could harm our business, operating results and financial condition.

We continually seek to expand our product and service offerings in international markets. As we expand into new international markets, we will have only limited experience in marketing and operating our products and services in such markets. In other instances, we may rely on the efforts and abilities of foreign business partners in such markets. Certain international markets may develop more slowly than domestic markets and our operations in international markets may not develop at a rate that supports our level of investment.

In addition to uncertainty about our ability to expand into international markets, there are certain risks inherent in doing business internationally, including:

●	trade barriers and changes in trade regulations;
●	difficulties in developing, staffing and simultaneously managing a large number of varying foreign operations as a result of distance, language and cultural differences;
●	stringent local labor laws and regulations;
●	longer payment cycles;
●	currency exchange rate fluctuations;
●	political or social unrest or economic instability;
●	import or export restrictions;
●	seasonal volatility in business activity;
●	risks related to government regulation or required compliance with local laws in certain jurisdictions, including those more fully described above; and
●	potentially adverse tax consequences.

One or more of these factors could harm our future international operations and consequently, could harm our brand, business, operating results and financial condition.

We face risks associated with growth and acquisitions.

As part of our business strategy, we regularly evaluate acquisition opportunities as a means of accelerating our growth and achieving our long-term strategic objectives. For example, in February 2012, we completed our acquisition of 60% of the outstanding stock of ICS. ICS represents an opportunity to extend the range of our existing programs and establish our capabilities in other major food groups, including poultry, grains, fruits and vegetables, dairy, packaged and processed goods.

The expansion of our operations, whether through acquisitions, development or internal growth, could divert management’s attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. There can be no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems.

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

We lease approximately 3,100 square feet of office space in a one story office facility in Castle Rock, Colorado which is used as our corporate headquarters. Our lease expires in September 2016. Our rent for the facility in Castle Rock, Colorado is $7,650 per month, which includes CAM charges.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business. We are not aware of any such legal actions, proceedings or claims as of December 31, 2011. Although it is not possible to predict with certainty the outcome of these unresolved actions, we do not believe, based on current knowledge, that any legal proceeding or claim is likely to have a material effect on our financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.	MARKET FOR COMMON EQUITY’ RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Since the inception of the public trading of our securities on November 15, 2006, our common stock has been listed on the over-the-counter electronic bulletin board (“OTC:BB”) under the symbol “INMG”. The following table sets forth the range of high and low bid prices over the past two years. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

	2011		2010
	High	Low	High	Low
First quarter	$0.38	$0.13	$0.17	$0.10
Second quarter	$0.40	$0.18	$0.19	$0.12
Third quarter	$0.37	$0.13	$0.22	$0.11
Fourth quarter	$0.50	$0.20	$0.24	$0.10

Stockholders

As of March 16, 2012, we estimate that there were 240 beneficial and actual owners of our Common Stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals and entities are registered in the name of Cede & Co. A nominee of The Depository Trust Company, Cede & Co. is a securities depository for banks and brokerage firms.

Dividends

We have not declared or paid any cash dividends on our common stock. We presently do not have plans to pay any cash dividends in the future.

Recent Sales of Unregistered Securities

During 2010, we granted 110,000 of fully vested common stock at $0.13 per share with an aggregate value of $14,300 in connection with investor relations services performed by Pfeiffer High.

On February 29, 2012, in connection with our acquisition of 60% of the outstanding shares of ICS, we issued 172,840 shares of our common stock valued at $0.45 per share, or approximately $77,800 in total.

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

Issuer Purchases of Equity Securities

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market. Repurchased shares under the Stock Buyback Plan by year are as follows:

For the year ended December 31,	Number of Shares	Cost of Shares	Average Cost per Share

2008	57,200	$16,124	$0.28
2009	22,325	4,020	$0.18
2010	171,031	27,273	$0.16
2011	247,691	61,597	$0.25
Total	498,247	$109,014	$0.22

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

Management’s Strategy

For several years, management has been focusing its efforts on building a strong foundation to enhance profitability for the long term. Initially our efforts focused on our age and source verification services. Throughout 2009, we introduced a more robust offering of verification services. We also internally developed automated processes which improved our efficiency and reduced our employee headcount. As a direct result, total verification sales and hardware sales improved. We were able to provide more verification certifications (a multiple service offering) in a single audit but this type of service has marginal increases in revenue with declining profit margins as compared to our single service offerings. Interestingly enough, because our customers were seeing more profit per head from multiple verifications at a minimal increase in cost per verification service, they increased the number of cattle within each group audited. We benefitted from increased hardware sales which has higher profit margins due to our process automation.

In early 2009, we understood that all this work was necessary to build a solid foundation but we also recognized a “potential market saturation and decreasing profits dilemma” early on and began working toward a solution. Through our research and development, we learned that we needed to be on the cutting edge of this industry and that the most significant person to influence the food industry was the consumer. We were concerned about various food claims that the industry made without any third party verification. In response, we identified opportunities for horizontal and vertical integration. In addition to our current business structure, we knew we needed to develop a self-sustaining revenue stream with minimal management and labor costs, while simultaneously addressing food concerns near to our heart. We had built a company with strong credibility in the industry, and we had the technical expertise to make our processes operate very efficiently. The opportunities that we identified in early 2009 are built upon the verification services we provide and the solid reputation we have built.

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

During 2010 and 2011, we generated a small but consistently growing revenue stream from our WFCF program. We will continue to invest heavily in marketing our verification services and our WFCF brand to build consumer awareness and demand through the use of videos, television exposure, word-of-mouth and the internet. We believe we are positioning ourselves to benefit significantly in 2012 and beyond, but, of course, no assurance can be given that this investment will generate future revenue nor can we determine for how long, if at all.

Acquisition of 60% of outstanding shares of ICS

On February 29, 2012, we entered into a Purchase and Exchange Agreement (the “Purchase Agreement”), dated February 29, 2012 but effective as of the close of business on December 31, 2011 by and among IMI and International Certification Services, Inc. (ICS), and other shareholders as individually named in the Agreement (collectively the “Sellers”).

Pursuant to the Purchase Agreement, on February 29, 2012 (the “Closing”) the Company acquired 60% of the issued and outstanding stock of ICS (the “Acquisition”) in exchange for aggregate consideration of $420,000, which includes $350,000 in cash and 172,840 shares (the “Shares”) of common stock of IMI valued at approximately $77,800 based upon the closing price of our stock on February 29, 2012 of $0.45. The Purchase Agreement provides for 50% of the Shares to be held in escrow for a period of eighteen months to support any indemnification claims by us for breach of ICS representations, warranties and covenants under the Purchase Agreement. The Purchase Agreement also includes non-dilution provisions, and we have right of first refusal on the remaining 40% of the outstanding stock.

ICS is a premier provider of organic accreditation services and has a strong reputation in the organic market segment. They have a large and growing customer base that includes food retailers as well as producers and processors of fruits, vegetables, dairy, livestock and honey. Their flagship certification program is Farm Verified Organic® – an ISO Guide 65 and IFOAM accredited program that meets the requirements of the USDA National Organic Program – that is designed for organic producers selling to U.S. and international markets. ICS also offers USDA National Organic Program, Canadian Organic Regime (COR) and Food Alliance sustainability certification as well as facilitation and compliancy of European Union, Japan and Bio Suisse standards. It is estimated that the total organic market segment in the U.S. and E.U. is more than $50 billion annually.

We believe this acquisition has tremendous synergies for both IMI and ICS. As industry leaders in our respective product and service offerings, we are now positioned to offer our customers new solutions across the verification and certification spectrum. We also believe it provides diversification for our company in the produce, grain and dairy industries. It should enable us to better serve our customers, as well as accelerate our revenue growth, be accretive to earnings and provide another avenue for our WFCF program.

RESULTS OF OPERATIONS

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

	Years ended December 31,		2011	2011 - 2010
Selected Financial Data	2011	2010	Improvement	% Change

Revenues:
Service revenues	$3,329,615	$2,592,172	$737,443	28.4%
Product sales	843,098	648,027	195,071	30.1%
Other revenue	60,036	34,367	25,669	74.7%
Total revenues	4,232,749	3,274,566	958,183	29.3%
Costs of revenues:
Labor and other costs of services	1,282,342	1,026,137	256,205	25.0%
Costs of products	602,049	448,744	153,305	34.2%
Total costs of revenues	1,884,391	1,474,881	(409,510)	-27.8%
Gross profit	2,348,358	1,799,685	548,673	30.5%
Gross margin	55.5%	55.0%	0.5%	*
Selling, general and administrative expenses	1,671,835	1,440,229	(231,606)	-16.1%
Other expense, net	36,421	31,699	(4,722)	-14.9%
Income tax benefit	(224,350)	-	224,350	*
Net income	$864,452	$327,757	536,695	163.7%
* calculation not meaningful for discussion purposes

Revenues

Total revenues for the year ended December 31, 2011 increased 29.3% over the year ended December 31, 2010. We still continue to experience double-digit sales growth from year over year, and we believe this is significant performance in light of the current economic conditions severely impacting the food industry.

Service revenues include sales of our USVerified solutions and related consulting, program development and web-based development services. Service revenues for the year ended December 31, 2011 increased 28.4% compared to the year ended December 31, 2010. The improvement is due in large part to demand from retailers in our US Verified product line. Concerns about animal welfare continue to drive retailers to make program decisions based on animal handling, care, well-being and welfare programs. In late 2010, we introduced a new revenue stream specific to conducting animal welfare audits on pork, beef and chicken farmers and ranchers that supply specialty retailers. This program is having a significant impact on our service revenues and we believe this trend will continue to grow. We also continue to see increased demand in our NHTC verification program.

Product sales are primarily sales of cattle identification ear tags. Product sales for the year ended December 31, 2011 increased 30.1% compared to the year ended December 31, 2010. The overall increase over the prior year was due to special promotions that we offered to our customers based on their volume.

Other revenue primarily represents the fees earned from our WFCF labeling program. Other revenue for the year ended December 31, 2011 increased 74.7% compared to the year ended December 31, 2010. This revenue source is still in its infancy, and we anticipate exponential growth in the future as more and more food producers continue to show interest in this product offering.

Cost of Sales and Gross Margin

Cost of sales for the year ended December 31, 2011 were $1,884,391 compared to $1,474,881 for the year ended December 31, 2010. Gross margin for 2011 slightly improved to 55.5% of revenues compared to 55.0% for 2010.

Our gross profit for 2011 was positively impacted by increased volume of verification audits. Our gross margins for 2011 are slightly improving due to the absorption of certain costs which are generally fixed in nature over a greater volume of sales coupled with shifts in our sales mix as compared to 2010. For a more detailed discussion regarding profitability, read “Management’s Strategy” above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2011 increased $231,606, or 16.1% over the year ended December 31, 2010. The increase was partially attributed to spending in consulting, marketing and advertising. During the second quarter 2010, management, along with the assistance of industry consulting experts, intentionally made the decision to invest heavily in marketing our “Where Food Comes From®” labeling program to build consumer awareness. We believe that the future growth of verification services will be achieved only through consumer awareness and demand. We recognize that we are allocating significant funds to this effort but we are confident that we are heading in the right direction. This marketing decision and the decision to invest these funds in our future were made at a time when we recognized that our operations consistently generated sufficient cash flow. While we continue to generate a small but consistently growing revenue stream from our WFCF program, we cannot guarantee that our marketing investment will generate future revenue nor can we determine for how long, if at all. Therefore, this investment must be expensed in accordance with accounting principles generally accepted in the United States. For a more detailed discussion regarding our “Where Food Comes From®” labeling program, read “Management’s Strategy” above.

Income Tax Benefit

For tax purposes, utilization of our fully reserved net operating loss (“NOL”) carryforwards offset any taxes due and reduced our effective tax rate for 2011 and 2010. In 2011, we recorded a deferred tax benefit of $224,350 by reversing a portion of our valuation allowance after concluding the likelihood for a partial realization of the benefits of our deferred tax assets is more likely than not.

Net Income and Per Share Information

As a result of the foregoing, net income for the year ended December 31, 2011 was $864,452 or $0.04 per basic and diluted common share, compared to net income of $327,757 or $0.02 per basic and diluted common share for the year ended December 31, 2010. The benefit from income taxes that we incurred related to the reversal of a portion of our valuation allowance on our deferred tax assets had an impact of less than a penny per share on a dilutive basis in 2011.

Liquidity and Capital Resources

At December 31, 2011, we had cash and cash equivalents of $969,020 compared to $513,076 of cash and cash equivalents at December 31, 2010. Our working capital at December 31, 2011 was $1,523,429 compared to $555,074 at December 31, 2010.

Net cash provided by operating activities during 2011 was $720,685 compared to net cash provided of $430,535 during the same period in 2010. Cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets and stock based compensation expense. The improvement was primarily driven by better operating performance. Additionally, the timing of cash receipts and cash disbursements affects our operating assets and cash balances.

Net cash used in investing activities during 2011 was $310,780 compared to $76,344 during 2010. Net cash used during 2011 was primarily attributable to net purchases of marketable equitable securities of $298,609 in 2011, offset by capital expenditures of $12,171 compared to capital expenditures of $76,344 in 2010. Our capital expenditures are primarily related to purchases and internal development of information technology assets to support our product and service offerings.

Net cash provided by financing activities of $51,231 during 2011 was due to a cash inflow of $200,000 from our new SBA loan agreement offset by repayments of $88,972 towards notes payable and $61,597 in repurchases under our Stock Buyback program. Net cash used in financing activities of $55,794 during 2010 was due to repayments of $28,521 towards notes payable and $22,273 in repurchases under our Stock Buyback program.

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

Debt Facility

On April 22, 2011, we entered into a U.S. Small Business Administration Note with Great Western Bank. The Note, which matures on May 1, 2021, provides for $200,000 in additional working capital. The interest rate on the Note is at prime plus 2.5% and is adjusted quarterly. Principal and interest are payable monthly. As of December 31, 2011, the current effective rate is 5.75%. The note can be prepaid without penalties and contains certain customary affirmative and negative covenants.

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

Off Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements of any type.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are discussed in Note 2 to our financial statements as set forth in Item 8 of this Form 10-K.

Stock-Based Compensation Expense

Calculating stock-based compensation expense requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. We utilize the Black-Scholes option-pricing model to estimate the fair value of stock options. Under this pricing model, which incorporates ranges of assumptions for inputs, our assumptions are as follows:

●	Dividend yield is based on our historical and anticipated policy of not paying cash dividends.
●	Expected volatility assumptions were derived from our actual volatilities.
●	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant with maturity dates approximately equal to the expected life at the grant date.
●
The expected term of options represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, based on historical exercise patterns, which we believe are representative of future behavior.

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

Income Taxes and Realization of Deferred Tax Assets

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the respective tax bases of our assets and liabilities. Deferred tax assets and liabilities are measured using current enacted tax rates expected to apply to taxable income in the years in which we expect the temporary differences to reverse. We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and may record a valuation allowance if, based on all available evidence, we determine that some portion of the tax benefit will not be realized.

In addition, our income tax returns are periodically audited by federal and state tax authorities. These audits include questions regarding our tax filing positions, including the timing and amount of deductions taken and the allocation of income amongst various tax jurisdictions. We evaluate our exposures associated with our various tax filing positions and record a related liability. We adjust our liability for unrecognized tax benefits and income tax provision in the period in which an uncertain tax position is effectively settled, the statute of limitations expires for the relevant taxing authority to examine the tax position or when more information becomes available.

The ultimate realization of deferred income tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Although we achieved $640,102 and $327,757 of pre-tax income for 2011 and 2010, respectively, we reviewed various qualitative and quantitative data in regards to the realization of our deferred tax assets, including:

●	The level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets would be deductible, and
●	Accumulation of income (loss) before taxes utilizing a look-back period of three years.
●	Events within the industry,
●	The cyclical nature of our business,
●	The health of the economy,
●	Our future forecasts of taxable income and
●	Historical trending.

The recording of our net deferred income tax assets requires significant management judgment regarding the interpretation of applicable statutes, the status of various income tax audits, and our particular facts and circumstances. After consideration of the aforementioned qualitative and quantitative data, we concluded not to reduce our valuation allowance as of December 31, 2010 because of the current macroeconomic climate and uncertainty around credit markets and consumer behavior. In the fourth quarter of 2011, after again assessing the existing qualitative and quantitative data, including the wide-spread consensus that the economic climate was beginning to improve, we reduced our valuation allowance of $643,370 by $224,350 to $419,020 after consideration the following factors:

• Our continued profitability through December 31, 2011 resulting in eight consecutive quarters of profitability; and

• Our cumulative income before taxes of $967,859 over the past two years through December 31, 2011

On an on-going basis, we will continue to assess the likelihood of realization of the benefits of our deferred tax assets considering the many qualitative and quantitative factors. We believe that our estimates are reasonable; however, actual results could differ from these estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to our financial statements set forth in Item 8 of this Form 10-K for a detailed description of recent accounting pronouncements. We do not expect these recently issued accounting pronouncements to have a material impact on our results of operations, financial condition, or liquidity in future periods.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Integrated Management Information, Inc.:

We have audited the accompanying balance sheet of Integrated Management Information, Inc. (the “Company”) as of December 31, 2011, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Management Information, Inc. as of December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14 to the financial statements, in February 2012, the Company acquired 60% of the issued and outstanding capital stock of International Certification Services, Inc.

/s/ GHP Horwath, P.C.
Denver, Colorado
March 26, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Integrated Management Information, Inc.:

We have audited the accompanying balance sheet of Integrated Management Information, Inc. (the “Company”) as of December 31, 2010, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Integrated Management Information, Inc. as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/Gruber & Company, LLC.
Lake Saint Louis, Missouri
February 14, 2011

Integrated Management Information, Inc.
Balance Sheets

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$969,020	$513,076
Accounts receivable, net	226,760	222,480
Investment in marketable securities	283,511	-
Prepaid expenses and other current assets	36,776	34,580
Deferred tax assets	224,350	-
Total current assets	1,740,417	770,136
Property and equipment, net	57,354	114,544
Intangible assets, net	9,205	14,724
Total assets	$1,806,976	$899,404

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$148,384	$172,324
Accrued expenses and other current liabilities	42,960	33,608
Short-term debt and current portion of notes payable (Note 6)	25,644	9,130
Total current liabilities	216,988	215,062
Notes payable and other long-term debt (Note 6)	176,201	11,687
Notes payable, related party (Note 6)	250,000	320,000
Total liabilities	643,189	546,749

Commitments and contingencies (Note 12)

Stockholders’ equity:

Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized; 21,049,006 (2011) and 21,039,006 (2010) shares issued, and 20,550,759 (2011) and 20,788,450 (2010) shares outstanding	21,049	21,039
Additional paid-in-capital	3,416,343	3,401,383
Treasury stock of 498,247 shares (2011) and 250,556 shares (2010)	(109,014)	(47,417)
Accumulated other comprehensive loss	(6,693)	-
Accumulated deficit	(2,157,898)	(3,022,350)
Total stockholders’ equity	1,163,787	352,655
Total liabilities and stockholders’ equity	$1,806,976	$899,404

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.
Statements of Operations and Comprehensive Income

	Years ended December 31,
	2011	2010
Revenues:
Service revenues	$3,329,615	$2,592,172
Product sales	843,098	648,027
Other revenue	60,036	34,367
Total revenues	4,232,749	3,274,566
Costs of revenues:
Labor and other costs of services	1,282,342	1,026,137
Costs of products	602,049	448,744
Total costs of revenues	1,884,391	1,474,881
Gross profit	2,348,358	1,799,685
Selling, general and administrative expenses	1,671,835	1,440,229
Income from operations	676,523	359,456
Other expense (income):
Interest expense	29,539	33,388
Loss on sale of marketable securities	13,597	-
Other income, net	(6,715)	(1,689)
Income before income taxes	640,102	327,757
Income tax benefit	(224,350)	-
Net income	864,452	327,757
Unrealized loss on marketable securities	(6,693)	-
Comprehensive income	$857,759	$327,757

Net income per share:
Basic	$0.04	$0.02
Diluted	$0.04	$0.02

Weighted average number of common shares outstanding:
Basic	20,674,739	20,847,311
Diluted	21,008,549	20,863,845

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.
Statements of Cash Flows

	Year ended December 31,
	2011	2010
Operating activities:
Net income	$864,452	$327,757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,880	81,766
Stock-based compensation expense	13,170	63
Issuance of common shares for services	-	14,300
Deferred tax benefit	(224,350)	-
Bad debt expense	10,605	2,264
Loss on sale of marketable securities	13,597	-
Changes in operating assets and liabilities:
Accounts receivable	(14,885)	(20,148)
Prepaid expenses and other current assets	(2,196)	31,115
Accounts payable	(23,940)	11,275
Accrued expenses and other current liabilities	9,352	(17,507)
Net cash provided by operating activities	720,685	430,885

Investing activities:
Purchases of marketable securities	(429,399)	-
Proceeds from sale of marketable securities	125,598	-
Purchases of property and equipment	(12,171)	(58,337)
Acquisition of intangible assets	-	(18,007)
Net cash used in investing activities	(315,972)	(76,344)

Financing activities:
Proceeds from notes payable	200,000	-
Repayments of notes payable	(88,972)	(28,521)
Proceeds from stock option exercise	1,800	-
Stock repurchase under Buyback Program	(61,597)	(27,273)
Net cash provided by (used in) financing activities	51,231	(55,794)
Net increase in cash and cash equivalents	455,944	298,747
Cash and cash equivalents at beginning of year	513,076	214,329
Cash and cash equivalents at end of year	$969,020	$513,076

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.
Statements of Stockholders’ Equity

			Additional		Other
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated
	Shares	Amount	Capital	Stock	Loss	Deficit	Total
Balance at December 31, 2009	20,849,481	$20,929	$3,387,130	$(20,144)	$-	$(3,350,107)	$37,808

Stock repurchase of 171,031 shares on the open market	(171,031)	-	-	(27,273)	-	-	(27,273)
Issuance of common shares for services	110,000	110	14,190	-	-	-	14,300
Stock-based compensation expense	-	-	63	-	-	-	63
Net income	-	-	-	-	-	327,757	327,757
Balance at December 31, 2010	20,788,450	21,039	3,401,383	(47,417)	-	(3,022,350)	352,655
Stock repurchase of 247,691 shares on the open market	(247,691)	-	-	(61,597)	-	-	(61,597)
Issuance of common shares upon exercise of options	10,000	10	1,790	-	-	-	1,800
Stock-based compensation expense	-	-	13,170	-	-	-	13,170
Unrealized loss on marketable securities					(6,693)		(6,693)
Net income	-	-	-	-	-	864,452	864,452
Balance at December 31, 2011	20,550,759	$21,049	$3,416,343	$(109,014)	$(6,693)	$(2,157,898)	$1,163,787

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.
Notes to the Financial Statements

Note 1 - The Company and Basis of Presentation

Business Overview

Integrated Management Information, Inc., is a Colorado corporation based in Castle Rock, Colorado, (“IMI Global,” “IMI,” the “Company,” “our,” “we,” or “us,”). We are a leading provider of verification and communication solutions for the agriculture, livestock and food industry. Our customers are located throughout the United States.

We provide our owned and operated online products and services which specialize in identification and traceability; process, production practice and supply verification; document control for USDA verification programs, and; third-party auditing services. We apply information technology to the agriculture, livestock and food industry by addressing the growing importance of marketing claims such as: source of origin information, genetic background, animal treatment, animal health history, animal age, animal movements, nutrition, carbon credits and other credence attributes. Our solutions provide assurance regarding those claims made that cannot be confirmed by visual inspection once the product reaches the food retail case and is marketed to the consumer. We have developed a range of proprietary web-based applications, consulting methodologies, auditing processes, and other services to allow the livestock and food industry to record, manage, report, and audit this information. Our solutions help our customers establish their own systems, meet government regulations, create their own premium brand identity, gain cost efficiencies and command a higher price for their product.

On February 29, 2012, we closed on an acquisition of a 60% ownership investment in a North Dakota company, International Certification Services, Inc. (“ICS”) (Note 14).

Basis of Presentation

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues, costs and expenses during the reporting period. Actual results could differ from the estimates.

Certain reclassifications to the 2010 statement of operations have been made to conform to the 2011 presentation, none of which had any effect on total revenue, gross profit, income from operations, or net income.

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

All cash and short-term investments with original maturities of three months or less are considered cash and cash equivalents, since they are readily convertible to cash. Amounts in-transit from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. We place our cash with high quality financial institutions. At times, cash balances may exceed the FDIC insurance limit, however; we have not experienced any losses related to balances that exceed such FDIC insurance limits and we believe our credit risk is minimal.

Integrated Management Information, Inc.
Notes to the Financial Statements

Revenue Recognition

We offer a range of products and services to deploy and maintain identification, traceability, and verification systems and to facilitate customers’ participation in and compliance with USDA’s Quality System Assessment, Process Verification and Export Verification Programs. We generate revenue primarily from the sale of our US Verified identification and verification solutions, consulting services, web-based development, and hardware sales. We sell our products and services directly to customers at various levels in the livestock supply chain.

Revenue is recognized when persuasive evidence of an agreement with the customer exists, delivery has occurred or services have been provided, the sales price is fixed or determinable, collectability is reasonably assured, and risk of loss and title have transferred to the customer.

In 2011, one customer generated approximately 14% of our total revenue. No single customer generated more than 10% of net revenue in 2010.

Service revenues primarily consist of fees charged for verification audits and other verification services that the Company performs for customers under our US Verified Program. Revenues derived from our US Verified program services are recognized as those services are rendered. Contracts for these services are cancelable only for non-performance.

Revenues under contracts for consulting and website development are recognized when completed (for short-term projects). On occasion, we may enter into long-term projects, for which we use the percentage of completion method. No such long-term projects occurred during 2011 and 2010.

Product sales are primarily generated from the sale of cattle identification ear tags. Revenue is recognized when goods are shipped and after title has transferred to the customer.

Other revenue primarily represents the fees earned from our “Where Food Comes From®” (WFCF) labeling program. Revenue is recognized when our customer, who has been granted a right to use our WFCF label, places a WFCF label on their product and ships their product. Revenue is billed based on pounds of product shipped.

Generally, we do not provide right of return or warranty on product sales or services performed.

Accounts Receivable and Allowance for Doubtful Accounts

The majority of our receivables are due from trade customers. Credit is extended based on our evaluation of the customer’s financial condition and generally, collateral is not required. Accounts receivable are due approximately 30 days from the invoice date and are stated at amounts due from customers, net an allowance for doubtful accounts. Accounts receivable that are outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss and payment history, the customer’s current ability to pay its obligations to us and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The allowance for doubtful accounts was approximately $7,000 at December 31, 2011 and 2010.

Two customers accounted for greater than 10% of our outstanding accounts receivable balance at December 31, 2011.

Integrated Management Information, Inc.
Notes to the Financial Statements

Cost of Revenues

Cost of revenues includes the cost of products sold, which consists of livestock ear tags used in connection with the US Verified Source and Age Verification programs. Salaries and related fringe benefits directly associated with development of the US Verified programs are allocated to cost of revenues.

Livestock identification ear tags sold in connection with our verification offerings are purchased primarily from one supplier. However, there are numerous other companies which manufacture and market such ear tags.

Investment in Marketable Securities

We classify our investments in marketable securities as available-for-sale securities and account for the investments at fair value. Changes in the fair value of these securities are recognized as a component of accumulated other comprehensive income (loss) within stockholders’ equity on the Balance Sheet. Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are determined by specific identification of the cost basis of each security and are reported on the Statement of Operations. We follow a conservative investment strategy of optimizing liquidity and protecting principal. We invest primarily in high credit quality equity securities, both in mutual funds and individual corporate stocks, and all investments are traded in active markets (Note 3). We do not utilize derivative financial instruments to manage interest rate risk.

Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short maturities. The amounts shown for short-term debt and notes payable also approximate fair value because current interest rates and terms offered to us for similar debt are substantially the same. Our investments in marketable securities consist of equity securities classified as available-for-sale and are recorded at fair value on a recurring basis.

Fair value accounting guidance defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements, for both financial and non-financial assets. It also establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:

●	Level 1: Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.
●
Level 2: Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data.

●
Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Our investments in available-for-sale marketable securities include equity mutual funds, exchange-traded funds and individual corporate equity securities. For these securities, we use quoted prices in active markets for identical assets to determine their fair value, thus they are considered to be Level 1 instruments under the fair value hierarchy. The method described may produce a fair value calculation that may not be indicative of net realizable value of future fair values. Although we believe our valuation method is appropriate, the use of a different methodology or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Integrated Management Information, Inc.
Notes to the Financial Statements

Property and Equipment

Property and equipment are recorded at cost and are depreciated generally using the straight-line method over the estimated useful lives of the respective assets, which range from one to seven years.

Intangible Assets

Our intangible assets primarily represent our trademark rights and the related costs incurred to obtain the trademark rights. These assets are recorded at cost and are subject to amortization. We amortize these assets using the straight-line method over the estimated useful lives of the respective assets, which range from two to five years.

Impairment of Long-Lived Assets

We review all of our long-lived assets (including intangible assets) for impairment at least annually or whenever impairment indicators are determined to be present. If an impairment exists, the amount of impairment is measured as the excess of the carrying amount of the asset over its fair value as determined utilizing the estimated discounted future cash flows, or some other fair value measure, or the expected proceeds, net of costs to sell, upon sale of the asset.

Research and Development, Software Development Costs, and Internal Use Software Development Costs

Research and development costs are charged to operations as incurred. We did not incur any research and development expense in 2011 or 2010.

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

Internal use software development costs represent the capitalization of certain external and internal computer software costs incurred during the application development stage. The application development stage is characterized by software design and configuration activities, coding, testing and installation. Training costs and maintenance are expensed as incurred, while upgrades and enhancements are capitalized if it is probable that such expenditures will result in additional functionality.

Website software development costs related to certain planning and training costs incurred in the development of website software are expensed as incurred, while application development stage costs are capitalized.

Integrated Management Information, Inc.
Notes to the Financial Statements

During the year ended December 31, 2010, we capitalized certain external and internal use software and website development costs totaling $52,305 (none in 2011). The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years. During 2011 and 2010, the amortization of capitalized costs totaled $53,216 and $58,559, respectively. Capitalized costs are included in property and equipment, net.

Advertising Expenses

Advertising costs are expensed as incurred. The total advertising expenses included in the Statement of Operations for the years ended December 31, 2011 and 2010, were $61,502 and $43,762, respectively.

Income Taxes

We compute income taxes using the asset and liability method. Under this method, deferred income taxes are recognized for differences between the basis of assets and liabilities for financial statement and income statement purposes using the enacted statutory rate in effect for the year these differences are expected to be taxable or deductible. Deferred income tax expense or benefit is based on the changes in the net deferred tax asset or liability from period to period. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. If we determine that a deferred tax asset could be realized in a greater or lesser amount than recorded, the asset’s recorded amount is adjusted and the income statement is either credited or charged, respectively, in the period during which the determination is made.

We reduce our deferred tax assets by a valuation allowance if we determine that it is more likely than not that some portion or all of these tax assets will not be realized. In making this determination, we consider various qualitative and quantitative factors, such as:

●	The level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets would be deductible,
●	Accumulation of income (loss) before taxes utilizing a look-back period of three years.
●	Events within the industry,
●	The cyclical nature of our business,
●	The health of the economy,
●	Our future forecasts of taxable income, and
●	Historical trending.

The recognition of our net deferred income tax assets requires significant management judgment regarding the interpretation of applicable statutes, the status of various income tax audits, and our particular facts and circumstances. After consideration of the aforementioned qualitative and quantitative data, we concluded not to reduce our valuation allowance as of December 31, 2010 because of the current macroeconomic climate and uncertainty around credit markets and consumer behavior. In the fourth quarter of 2011, after again assessing the existing qualitative and quantitative data, including the wide-spread consensus that the economic climate was beginning to improve, we reduced our valuation allowance of $643,370 by $224,350 to $419,020 after consideration the following factors:

● Our continued profitability through December 31, 2011 resulting in eight consecutive quarters of profitability; and
● Our cumulative income before taxes of $962,667 over the past two years through December 31, 2011

Integrated Management Information, Inc.
Notes to the Financial Statements

On an on-going basis, we will continue to assess the likelihood of realization of the benefits of our deferred tax assets considering the many qualitative and quantitative factors.

We recognize the tax benefit from an uncertain tax position when we determine that it is more-likely-than-not that the position would be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. If we derecognize an uncertain tax position, our policy is to record any applicable interest and penalties within the provision for income tax. Management believes there are no current uncertain tax positions that would result in an asset or liability being recognized in the accompanying financial statements. Interest and penalties on unrecognized tax benefits, if any, are recognized as a component of income tax expense.

Stock-Based Compensation

The fair value of stock options is estimated using the Black-Scholes option-pricing model, which incorporates ranges of assumptions for inputs. Our assumptions are as follows:

●	Dividend yield is based on our historical and anticipated policy of not paying cash dividends.
●	Expected volatility assumptions were derived from our actual volatilities.
●	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant with maturity dates approximately equal to the expected life at the grant date.
●
The expected term of options represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, based on historical exercise patterns, which we believe are representative of future behavior.

Our stock-based compensation cost for the years ended December 31, 2011 and 2010, was $13,170 and $63, respectively, and has been included in income from operations.

The fair value of stock options granted during 2011 of 220,000 shares (none were granted in 2010) was estimated using the following assumptions:

Expected life of options from date of grant	8 years
Risk free interest rate	2.26%
Expected volatility	229.6%
Assumed dividend yield	0.0%

As of December 31, 2011, total unrecognized stock-based compensation cost related to non-vested awards granted under our option plans is as follows:

For the year ending
December 31,
2012	$17,580
2013	17,595
2014	4,399
$39,574

Integrated Management Information, Inc.
Notes to the Financial Statements

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend fair value disclosure requirements. The updated guidance requires separate disclosures of transfers into and out of Levels 1 and 2, more detailed reconciliations of Level 3 recurring fair value measurements on a gross basis, fair value information by class of assets and liabilities, and descriptions of valuation techniques and inputs for Level 2 and Level 3 measurements. We have adopted the disclosure requirements of the new guidance. The adoption of this new guidance did not have a material impact on our financial position, results of operations or cash flows. In May 2011, the FASB issued guidance further amending the fair value measurement and disclosure requirements. The guidance requires the disclosure of quantitative information about unobservable inputs, a description of the valuation processes used, and a qualitative discussion around the sensitivity of the measurements. This guidance is effective for our Company at the beginning of the first quarter of 2012. The adoption of this new guidance also did not have a material impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued guidance that revises the manner in which entities present comprehensive income in their financial statements. The guidance requires entities to report the components of comprehensive income in either a single, continuous statement or two separate but consecutive statements. The Company adopted this guidance on January 1, 2012, with no material impact on our financial position, results of operations or cash flows.

In September 2011, the FASB issued guidance that simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance is effective for our Company at the beginning of the first quarter of 2012. The adoption of this guidance is not anticipated to have a material impact on our financial position, results of operations or cash flows.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

Note 3 – Investments in Marketable Securities

The following table summarizes our investments in marketable securities.

	December 31, 2011
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Equity securities	$224,012	$6,189	$(9,884)	$220,317
Mutual funds	61,000	-	(2,998)	58,002
Uninvested cash	5,192	-	-	5,192
Investment in marketable securities	$290,204	$2,771	$(9,464)	$283,511

There were no marketable securities that had gross unrealized losses greater than twelve months.  At December 31, 2011, the fair value of equity securities and mutual funds in loss positions were approximately $158,800 and $58,002, respectively.

Integrated Management Information, Inc.
Notes to the Financial Statements

Note 4 - Property and Equipment

The major categories of property and equipment are as follows:

	December 31,
	2011	2010

Automobiles	$39,946	$39,946
Furniture and office equipment	53,709	41,922
Software and tools	13,988	13,988
Website development and other enhancements	183,385	183,385
	291,028	279,241
Less accumulated depreciation	233,674	164,697
Property and equipment, net	$57,354	$114,544

Depreciation expense for the years ended December 31, 2011 and 2010, was $69,361 and $77,828, respectively.

Note 5 – Intangible Assets

In March 2010, we purchased the rights to the Nebraska Verified™ trademark for $8,500. In connection with the purchase of this intangible asset, we paid $5,000 in cash and financed the remaining $3,500 payable in equal monthly installments of $350 through January 2011. These trademark rights are being amortized over 3 years.

During 2010, we capitalized $9,507 in legal fees and other directly-related costs relating to our “Where Food Comes From” trademark and logo. This trademark and logo is being amortized over 5 years.

Amortization expense for the years ended December 31, 2011 and 2010, was $5,519 and $3,938, respectively. Accumulated amortization at December 31, 2011 and 2010, was $8,800 and $5,471, respectively. Future scheduled amortization of these intangible assets is $4,451 in 2012,  $1,901 in 2013, $1,901 in 2014, and $952 in 2015.

Integrated Management Information, Inc.
Notes to the Financial Statements

Note 6 - Notes Payable

Notes payable consist of the following:

	December 31,
	2011	2010

Equipment Note Payable	$11,630	$20,817
Lapaesotes Note Payable - Related Party	250,000	320,000
Great Western Bank SBA Loan	190,215	-
	451,845	340,817
Less current portion of notes payable and other long-term debt	25,644	9,130
Notes payable and other long-term debt	$426,201	$331,687

Equipment Note Payable

On January 31, 2009, we issued a note payable in the amount of $35,963 for the purchase of a vehicle. Interest and principal payments are due in equal monthly installments of $870 over four years beginning March 17, 2009. The Note bears an interest rate of 7.4% per annum and is collateralized by the vehicle.

Lapaseotes Notes Payable – Related Party

In September 2007, we obtained $300,000 in unsecured debt financing. In April 2009, an additional $50,000 was obtained under the same financing terms. The notes are held by a major shareholder who is related to Mr. Lapaseotes, a member of our Board of Directors. These notes bear an interest rate of 9% per annum, payable quarterly.

Prior to 2011, we paid $30,000 towards the principal balance. During 2011, we paid an additional $70,000 towards the principal balance. We intend to continue making principal payments towards the balance as additional funds become available.

In April 2011, modifications to the terms of the existing agreement were completed. Such modifications included a reduction in the interest rate from 9% to 6% annually, as well as an extension of the maturity date from September 12, 2012 to March 31, 2014. We applied the 10% significance test in accordance with GAAP to determine if the original debt should be accounted for as an extinguishment. The results were less than 10% and therefore the original debt has not been accounted for as an extinguishment. Principal is due in full upon the maturity date; interest is payable quarterly.

Great Western Bank SBA Loan

On April 22, 2011, we entered into a U.S. Small Business Administration (“SBA”) Note with Great Western Bank. The Note, which matures on May 1, 2021, provides for $200,000 in additional working capital. The interest rate on the Note is at prime plus 2.5% and is adjusted quarterly. Principal and interest are payable monthly. As of December 31, 2011, the current effective rate is 5.75%. The note can be prepaid without penalties and contains certain customary affirmative and negative covenants.

The loan agreement is collateralized by the accounts receivable, property and equipment, and intangible assets of the Company. The Note is further guaranteed by John and Leann Saunders, significant shareholders, officers and members of the Company’s Board of Directors, with a security interest in 3,000,000 common shares of Integrated Management Information, Inc. stock. The 3,000,000 shares are personally owned by the Saunders.

Integrated Management Information, Inc.
Notes to the Financial Statements

Our obligations under our notes payable for the next five years and thereafter, as of December 31, 2011, are as follows:

Fiscal year ending December 31:

2012	$25,644
2013	18,550
2014	267,754
2015	18,801
2016	19,892
Thereafter	101,204
$451,845

Note 7 - Income Taxes

The reconciliation of income taxes calculated at the statutory rates to our effective tax rate is as follows:

	December 31,
	2011	2010
Expected income tax expense	$222,219	$114,715
State tax provision, net	19,047	9,833
Permanent differences	3,129	3,021
Prior year true-up to provisions	(58,765)	59,344
Change in valuation allowance	(388,586)	(194,489)
Other, net	(21,394)	7,576
Effective income tax benefit (deferred)	$(224,350)	$-

Integrated Management Information, Inc.
Notes to the Financial Statements

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets as of December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$636,982	$856,797
Other	6,388	(54,076)
Deferred tax assets	643,370	802,721
Less valuation allowance	(419,020)	(802,721)
Net deferred tax assets	$224,350	$-

As of December 31, 2011, our net operating loss carryforwards for U.S. federal income tax purposes were $1.8 million, and were subject to the following expiration schedule:

Net operating loss incurred:	Amount	Expiration dates:
December 31, 2006	$1,454,431	December 31, 2026
December 31, 2007	365,518	December 31, 2027
Total tax carryforwards	$1,819,949

Our unused net operating loss carryforwards may be applied against future taxable income.

Note 8 – Stockholders’ Equity

Common Stock

During 2010, we granted 110,000 shares of fully-vested common stock at $0.13 per share (the market price per share at the date of grant) with an aggregate value of $14,300 (recorded on the date of grant in our general and administrative expenses) in connection with investor relations services performed by a third party.

On June 17, 2011, Dr. Gary Smith, a member of our Board of Directors, exercised his options to purchase 10,000 shares of common stock at a strike price of $0.18 per share ($1,800 total proceeds).

Integrated Management Information, Inc.
Notes to the Financial Statements

Stock Buyback Plan

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market at the quoted market price on the date of repurchase. Repurchased shares under the Stock Buyback Plan by year are as follows:

For the year ended December 31,	Number of Shares	Cost of Shares	Average Cost per Share

2008	57,200	$16,124	$0.28
2009	22,325	4,020	$0.18
2010	171,031	27,273	$0.16
2011	247,691	61,597	$0.25
Total	498,247	$109,014	$0.22

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

Note 9 - Stock Option and Warrant Plans

2006 Equity Incentive Plan

The 2006 Equity Incentive Plan (the “Plan”) provides for the issuance of stock-based awards to employees, officers, directors and consultants. The Plan permits the granting of stock awards and stock options. The vesting of stock-based awards is generally subject to meeting certain performance based objectives, the passage of time or a combination of both, and continued employment through the vesting period. The Plan provides for the issuance of a maximum of 3,000,000 shares of our common stock, of which 571,500 shares were still available for issuance as of December 31, 2011.

Stock Options Granted to the Company’s Founders

In February 2006, the founders of the Company were granted options to purchase 6,000,000 shares of common stock. The options vested at 1,500,000 per year over the period beginning January 1, 2007 to January 1, 2010, at exercise prices of $1.67 for the first three million and $2.67 for the remaining three million. These options expired on January 1, 2011.

Warrants

Historically, warrants were granted in various financing transactions, private placements and as part of consulting arrangements with independent contractors. Vesting of the warrants occurred immediately on the grant date. As of December 31, 2010, all warrants expired unexercised.

Integrated Management Information, Inc.
Notes to the Financial Statements

Stock Option Activity

On April 1, 2011, the Board of Directors granted 220,000 options to purchase shares of common stock at a strike price of $0.24 per share, vesting over 3 years, with an expiration date of April 1, 2021.

On June 17, 2011, Dr. Gary Smith, a member of the Board of Directors, exercised his options to purchase 10,000 shares of common stock at a strike price of $0.18 per share.

Stock option activity during 2011 and 2010 is summarized as follows:

				Weighted
				Avg.
		Weighted	Weighted	Remaining
		Avg.	Avg.	Contractual	Aggregate
	Number of	Exercise Price	Fair Value	Life	Intrinsic
	Options	per Share	per Share	(in years)	Value
Outstanding, January 1, 2010	8,593,500	$1.64	$0.01	1.13
Granted	-	$-	$-	-
Exercised	-	$-	$-	-
Expired	(745,000)	$0.56	$0.08	0.34
Outstanding, December 31, 2010	7,848,500	$1.74	$0.01	0.12	$2,700
Granted	220,000	$0.24	$0.24	9.26
Exercised	(10,000)	$0.18	$0.18	1.68
Expired	(6,737,500)	$1.98	$-	-
Outstanding, December 31, 2011	1,321,000	$0.25	$0.07	2.83	$98,295
Exercisable, December 31, 2011	1,101,000	$0.25	$0.07	1.54	$82,895

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of our common stock on December 31, 2011 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2011.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2011:

	Options Outstanding			Options Exercisable
		Average
		Remaining	Weighted		Weighted
		Contractual	Avg.		Avg.
	Number	Life	Exercise Price	Number	Exercise Price
	Outstanding	(in years)	per Share	Outstanding	per Share

Range of exercise prices per share:
$0.00 - $0.10	45,000	1.00	$0.10	45,000	$0.10
$0.11 - $0.20	65,000	0.98	$0.17	65,000	$0.17
$0.21 - $0.30	1,143,500	2.85	$0.24	923,500	$0.24
$0.31 - $0.40	30,000	1.49	$0.38	30,000	$0.38
$0.41 - $1.00	37,500	3.01	$0.61	37,500	$0.61
Total	1,321,000	2.66	$0.25	1,101,000	$0.25

At December 31, 2011, there were 220,000 non-vested options with a grant-date fair value of $0.24 per share.  No options vested during the year.

Integrated Management Information, Inc.
Notes to the Financial Statements

Note 10 - Basic and Diluted Net Income per Share

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

The following is a reconciliation of the share data used in the basic and diluted income per share computations:

	Year ended December 31,
	2011	2010
Basic:
Weighted average number of shares outstanding	20,674,739	20,847,311

Diluted:
Weighted average number of shares outstanding	20,674,739	20,847,311
Weighted average effects of dilutive securities	333,810	16,534
Total	21,008,549	20,863,845

Antidilutive securities	67,500	7,801,884

Note 11 - Related Party Transactions

In 2011 and 2010, we recorded revenue of $2,947 and $1,710, respectively, from a related party (father of Leann Saunders, our President).

Note 12 – Commitments and Contingencies

Operating Leases

In September 2011, we renewed the building lease for our headquarters in Castle Rock, Colorado. The lease is for a period of five years. In addition to the primary rent, the lease requires additional payments for operating costs and other common area maintenance costs. Rent expense for the years ended December 31, 2011 and 2010, was $74,664 and $66,403, respectively.

We also lease certain office equipment for a base rent of $375 per month or $4,500 annually. This 60-month lease expires in April 2014.

Integrated Management Information, Inc.
Notes to the Financial Statements

Future minimum lease payments for our headquarters are as follows:

Years Ending December 31,	Amount
2012	$91,800
2013	94,125
2014	103,425
2015	112,725
2016	89,775
Total lease commitments	$491,850

Employment Agreements

In January 2006, we entered into an employment contract with John Saunders, our Chief Executive Officer, for an annual salary of $90,000, subject to annual performance review adjustments. The agreement automatically renews annually unless a 60-day notice of non-renewal is provided by either the Company or the employee.

In January 2006, we entered into an employment contract with Leann Saunders, our President, for an annual salary of $90,000 subject to annual performance review adjustments. The agreement automatically renews annually unless a 60-day notice of non-renewal is provided by either the Company or the employee.

Legal proceedings

From time to time, we may become involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business. We are not aware of any such legal actions, proceedings or claims as of December 31, 2011. Although it is not possible to predict with certainty the outcome of these unresolved actions, we do not believe, based on current knowledge, that any legal proceeding or claim is likely to have a material effect on our financial position, results of operations or cash flows.

Employee Benefit Plan

On February 13, 2006, we established a 401(K) plan for the benefit of our employees. The Plan covers substantially all of our employees who have attained age 21. We may make a discretionary matching contribution in an amount that is determined by our Board of Directors. If a matching contribution is made, the amount cannot exceed the elective deferral contributions. For the year ended December 31, 2011, we made matching contributions of $6,931. In 2010, we did not make a matching contribution.

Integrated Management Information, Inc.
Notes to the Financial Statements

Note 13 – Supplemental Cash Flow Information

	Year ended December 31,
	2011	2010
Cash paid during the year:
Interest on Lapaseotes Notes - related party	$15,361	$30,300
Other interest	$10,748	$-
Income taxes	$-	$-

Non-cash investing activities:
Unrealized loss on marketable securities	$6,693	$-

Note 14 - Subsequent Events

Acquisition of 60% of outstanding shares of ICS

On February 29, 2012, we entered into a Purchase and Exchange Agreement (the “Purchase Agreement”), dated February 29, 2012 but effective as of the close of business on December 31, 2011, by and among IMI and International Certification Services, Inc. (ICS), and other shareholders as individually named in the Agreement (collectively the “Sellers”).

Pursuant to the Purchase Agreement, on February 29, 2012 (the “Closing”) the Company acquired 60% of the issued and outstanding stock of ICS (the “Acquisition”) in exchange for aggregate consideration of $420,000, which includes $350,000 in cash and 172,840 shares (the “Shares”) of common stock of IMI valued at approximately $77,800 based upon the closing price of our stock on February 29, 2012 of $0.45. The Purchase Agreement provides for 50% of the Shares to be held in escrow for a period of eighteen months to support any indemnification claims by us for breach of ICS representations, warranties and covenants under the Purchase Agreement. The Purchase Agreement also includes non-dilution provisions, and we have right of first refusal on the remaining 40% of the outstanding stock.

This Acquisition is to be accounted for under the acquisition method of accounting. Due to the timing of the Acquisition, we have not yet developed a preliminary purchase price allocation for the transaction.

Other

We evaluated all other subsequent events and transactions for potential recognition or disclosure in the financial statements through the date of issuance.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In December 2011, the Company’s independent registered public accounting firm, Gruber and Company, LLC (Gruber), informed the Company’s board of directors that due to rules promulgated by the Public Company Accounting Oversight Board concerning audit partner rotation requirements, Gruber may need to resign as the Company auditors.

On January 9, 2012, the Company received notice of Gruber’s resignation as the Company’s independent registered public accounting firm, effective January 10, 2012. Gruber advised the Company and its board of directors that its resignation was necessary in order for Gruber to comply with audit partner rotation requirements.

The reports of Gruber on the financial statements of the Company for the fiscal years ended December 31, 2010 and 2009 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles, except that the report on the December 31, 2009 financial statements included an explanatory paragraph relating to the Company’s ability to continue as a going concern.

During the fiscal years ended December 31, 2010 and December 31, 2011, there were (i) no disagreements with Gruber on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Gruber, would have caused Gruber to make reference to the subject matter of the disagreements in connection with its reports, and (ii) no events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K (Reportable Events).

On January 9, 2012, the Company engaged GHP Horwath, P.C. (GHP) as its new, independent registered public accounting firm. The decision to engage GHP as the Company’s independent registered public accounting firm was approved by the Company’s board of directors.

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

Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2011.

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

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position Held
John Saunders	40	CEO and Chairman of the Board
Leann Saunders	41	President and Director
Dannette Boyd	42	Chief Financial Officer
Pete Lapasotes	53	Director
Adam Larson	42	Director
Dr. Gary Smith	73	Director
Robert VanSchoick	61	Director

John Saunders founded our company in 1998 and has been the chief executive officer since founding. Previously, Mr. Saunders was a partner and consultant for Pathfinder Consulting Services, Inc. in Parker, Colorado. An expert in both technology and the livestock industry, Mr. Saunders is a graduate of Yale University.

Leann Saunders joined IMI in 2003 and is our President. Mrs. Saunders is responsible for overseeing key customer relationships along with management of product development and delivery of USVerified solutions. Prior to 2003, Mrs. Saunders worked for PM Beef Holdings, an integrated beef company, and developed a supply system for PM’s Ranch to Retail product line and managed PM’s USDA Process Verified program. She then served as the company’s Vice President of Marketing and Communications. Prior to joining PM in 1996, Mrs. Saunders worked for McDonald’s Corporation as a Purchasing Specialist, and Hudson Foods Corporation. Mrs. Saunders graduated with a BS in Agriculture Business and an MS in Beef Industry Leadership from Colorado State University.

Dannette Henning was engaged as a consultant beginning in November 2007 and accepted responsibilities as the Chief Financial Officer in early 2008. From 2004 to 2007, Ms. Henning was the Controller for Einstein Noah Restaurant Group. From 2001 to 2003, she served as the Assistant Controller for Vari-L Company. Mrs. Henning’s previous experience includes financial management positions with KPMG Peat Marwick, DF&R Restaurant Company, and CSI/CDC Company. Mrs. Henning is a CPA with more than 20 years of professional experience. She received a BBA degree in Accounting from the University of Texas at Arlington.

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

Dr. Gary Smith serves as a University Distinguished Professor at Colorado State University-Fort Collins and on the Graduate Faculty of Texas A&M University-College Station. In 2011, Dr. Smith retired from his position as a professor in the Department of Animal Science at Colorado State University, a position he held since 1990. Dr. Smith received his PhD in Meat Science and Muscle Biology from Texas A&M University. Dr. Smith has also taught at Washington State University, Texas A&M University and FSIS-USDA National Meat Inspection Training Center. Dr. Smith is a member of multiple professional associations and societies and has received numerous academic awards.

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

Board Structure

The board of directors held two telephonic meetings during calendar year 2011. We currently have no nominating, executive, compensation committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning executive officer compensation; however, Mr. and Mrs. Saunders abstain from voting concerning their compensation. Messrs. Lapaseotes, Larson, Smith and Van Schoick function as the Audit Committee and Mr. Larson acts as a financial expert.

Director Compensation

We presently compensate all directors by paying them $500 per meeting attending in person and $200 per telephonic meeting in excess of fifteen minutes. The same compensation applies for any committee meetings attended. In addition, directors are reimbursed for all company travel related expenses. Equity awards of options to purchase 10,000 shares of our common stock at $0.24 per share were granted to members of our board of directors during the year ended December 31, 2011.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations, we believe that during the fiscal year ended December 31, 2011 all applicable filing requirements were complied with by our executive officers and directors.

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

Summary Compensation Table

The following table sets forth, for the last two completed fiscal years ended December 31, 2011 and 2010, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and to each of the two other executive officers of the Company in all capacities in which they served:

	Annual Compensation
Name and Position	Year	Salary ($)	Bonus ($)	Other ($)
John Saunders	2011	150,000	6,250	-
CEO	2010	130,667	-	-

Leann Saunders	2011	125,000	5,238	-
President	2010	106,367	-	-

Dannette Boyd	2011	50,000	1,563	-
Chief Financial Officer	2010	51,250	-	-

Employment Contracts

In January 2006, we entered into an employment contract with John Saunders, our Chief Executive Officer, for an annual salary of $90,000 subject to annual performance review adjustments. The agreement automatically renews annually unless a 60-day notice of non-renewal is provided by either the Company or the employee.

In January 2006, we entered into an employment contract with Leann Saunders, our President, for an annual salary of $90,000 subject to annual performance review adjustments. The agreement automatically renews annually unless a 60-day notice of non-renewal is provided by either the Company or the employee.

Aggregated Option Exercises in the Last Fiscal Year and Year End Option Values

The following table sets forth the total number of securities underlying unexercised options held by our named executive officers as of December 31, 2011:

	Number of Outstanding Options				Value of Outstanding in-the-Money Options*
Name Executive Officer	Exercisable (#)	Unexercisable (#)	Exercise Price	Expiration Date	Exercisable ($)	Unexercisable ($)
John Saunders	-	10,000	$0.24	1/4/2021	$-	$2,350

Leann Saunders	-	10,000	$0.24	1/4/2021	$-	$2,350

Dannette Henning	50,000	-	$0.24	7/7/2013	$11,750	$-
	-	10,000	$0.24	1/4/2021	$-	$2,350

* Based on the closing stock price of our common stock on March 6, 2012 of $0.475 per share.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth as of March 16, 2012 the record and beneficial ownership of Common Stock held by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company; (ii) each current director; (iii) each “named executive officer” (as defined in Regulation S-B, Item 402 under the Securities Act of 1933); and (iv) all executive officers and directors of the Company as a group. Securities reported as “beneficially owned” include those for which the named persons may exercise voting power or investment power, alone or with others. Voting power and investment power are not shared with others unless so stated. The number and percent of shares of Common Stock of the Company beneficially owned by each such person as of March 16, 2012 includes the number of shares, which such person has the right to acquire within sixty (60) days after such date.

Name and Address	Number of Shares		Percentage Ownership	shares owned	exercisable options and warrants	unexercisable options and warrants
Michael D. Smith	2,562,896	(1)	11.7%	2,562,896	-	-
3310 I-40 West, Suite 100, Amarillo, TX 79102
Jon Angell	1,083,082	(1)	5.0%	1,083,082	-	-
PO Box C, Centralia, MO 65240
John and Leann Saunders	7,758,809	(2), (3), (4)	35.5%	7,752,143	6,666	13,334
Pete Lapaseotes	565,543	(2), (5)	2.6%	552,210	13,333	6,667
Adam Larson	138,333	(2), (5)	*	125,000	13,333	6,667
Dr. Gary Smith	63,333	(2), (6)	*	60,000	3,333	6,667
Robert VanSchoick	13,333	(2), (5)	*	-	13,333	6,667
Dannette Boyd	53,333	(2), (7)	*	-	53,333	6,667
All officers and directors as a group (7 persons)	8,592,684		39.3%	8,489,353	103,331	46,669
* Less than 1% beneficial ownership

(1)
This table is based upon information obtained from our stock records. Unless otherwise indicated in the footnotes to the above table and subject to community property laws where applicable, we believe that each stockholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

(2)	The address for all persons is 221 Wilcox, Suite A, Castle Rock, CO 80104
(3)	John and Leann Saunders are husband and wife and own the shares as joint tenants.
(4)	Includes options to purchase 20,000 shares of common stock, of which 6,666 are currently exercisable.
(5)	Includes options to purchase 20,000 shares of common stock, of which 13,333 are currently exercisable.
(6)	Includes options to purchase 10,000 shares of common stock, of which 3,333 are currently exercisable.
(7)	Includes options to purchase 60,000 shares of common stock, of which 53,333 are currently exercisable.

Change of Control

There are currently no arrangements that would result in a change of control of the company.

Equity Compensation Plan Information

The following table sets forth securities authorized for issuance under our equity compensation plans as of December 31, 2011:

Plan Category	No. of securities to be issued upon exercise of outstanding options and warrants	Weighted average exercise price of outstanding options and warrants	No. of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders:
2006 Equity Incentive Plan	1,321,000	$0.25	571,500
Equity compensation plans not approved by security holders:
Options held by John and Leann Saunders	-		-
Total	1,321,000		571,500

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

John Saunders, our CEO and Chairman of the Board, is married to Leann Saunders, our President. Both Mr. and Mrs. Saunders serve on our Board of Directors.

In 2011 and 2010, we recorded revenue of $2,947 and $1,710, respectively, from a related party (father of Leann Saunders, our President).

In September 2007, we obtained $300,000 in unsecured debt financing. In April 2009, an additional $50,000 was obtained under the same financing terms. The notes are held by a major shareholder who is related to Mr. Lapaseotes, a member of our Board of Directors. The note bears an interest rate of 9% per annum, payable quarterly. During April 2011, modifications to the terms of the existing agreement were completed. Such modifications included a reduction in the interest rate from 9% to 6% annually, as well as an extension of the maturity date from September 12, 2012 to March 31, 2014. Principal is due in full upon the maturity date; interest is payable quarterly.

Messrs. Larson, Smith and Van Schoick are considered independent directors. Mr. Lapaseotes, Mr. Saunders and Mrs. Saunders are not independent. Messrs. Lapaseotes, Larson, Smith and Van Schoick function as the Audit Committee and Mr. Larson acts as a financial expert.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table presents fees for professional audit services rendered by GHP Horwath, P.C. for the audit of the Company’s annual financial statements for the year ended December 31, 2011 and by Gruber & Company, LLC for the audit of the Company’s annual financial statements for the year ended December 31, 2010.

	2011	2010
Audit fees (1)	$30,250	$29,250
Audit related fees	$-	$-
Tax fees	-	-
	$30,250	$29,250

(1)           Includes fees and expenses related to the fiscal year audit and interim reviews, notwithstanding when the fees and expenses were billed or when the services were rendered. Audit fees also include fees and expenses related to SEC filings, comfort letters, consents, comment letters and accounting consultations.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Document Name
3.1	Articles of Incorporation	Incorporated by reference from Registrant’s Registration Statement on Form SB-2

3.2	By-laws of the Registrant	Incorporated by reference from Registrant’s Registration Statement on Form SB-2

4.1	Form of the Registrant’s Common Stock Certificate	Incorporated by reference from Registrant’s Registration Statement on Form SB-2

4.2	2005 Stock Option Plan	Incorporated by reference from Registrant’s Registration Statement on Form SB-2

4.3	2006 Equity Incentive Plan	Incorporated by reference from Registrant’s Registration Statement on Form SB-2

10.1	Lease dated July 15, 2005 for offices in Platte City, Missouri	Incorporated by reference from Registrant’s Registration Statement on Form SB-2

10.2	Employment Agreement dated January 1, 2006 between the Registrant and John K. Saunders	Incorporated by reference from Registrant’s Registration Statement on Form SB-2

10.3	Employment Agreement dated January 1, 2006 between the Registrant and Leann Saunders	Incorporated by reference from Registrant’s Registration Statement on Form SB-2

10.4	Purchase and Exchange Agreement, dated as of February 29, 2012, by and among Integrated Management Information, Inc. and International Certification Services, Inc.	Incorporated by reference from Registrant’s Form 8-K filed March 2, 2012

10.5	Shareholders’ Agreement, dated as of February 29, 2012, by and among Integrated Management Information, Inc. and International Certification Services, Inc. and the selling shareholders.	Incorporated by reference from Registrant’s Form 8-K filed March 2, 2012

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101-PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2012	Integrated Management Information, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John K. Saunders	Chairman and CEO	March 26, 2012
John K. Saunders

/s/ Leann Saunders	President and Director	March 26, 2012
Leann Saunders

/s/ Pete Lapaseotes	Director	March 26, 2012
Pete Lapaseotes

/s/ Adam Larson	Director	March 26, 2012
Adam Larson

/s/ Dr. Gary Smith	Director	March 26, 2012
Dr. Gary Smith

/s/ Robert VanSchoick	Director	March 26, 2012
Robert VanSchoick