Form 10-Q
period 2012-03-31
Integrated Management Information, Inc.
filed 2012-05-15
CIK 1360565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2012

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of May 9, 2012 was 20,723,599.

Integrated Management Information, Inc.

March 31, 2012

Integrated Management Information, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$781,947	$969,020
Accounts receivable, net	371,439	226,760
Investment in marketable securities	297,556	283,511
Prepaid expenses and other current assets	50,965	36,776
Deferred tax assets	232,350	224,350
Total current assets	1,734,257	1,740,417
Property and equipment, net	126,031	57,354
Intangible assets, net	740,677	9,205
Long-term deferred tax assets	295,599	—
Total assets	$2,896,564	$1,806,976

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$205,288	$148,384
Accrued expenses and other current liabilities	51,577	42,960
Customer deposits	52,024	—
Deferred revenue	205,361	—
Short-term debt and current portion of notes payable	26,086	25,644
Current portion of capital lease obligations	9,848	—
Total current liabilities	550,184	216,988
Capital lease obligations, net of current portion	17,970	—
Notes payable and other long-term debt	170,275	176,201
Notes payable, related party	250,000	250,000
Other long-term liabilities	5,580	—
Total liabilities	994,009	643,189
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 21,221,846 (2012) and 21,049,006 (2011) shares issued, and 20,723,599 (2012) and 20,550,759 (2011) shares outstanding	21,222	21,049
Additional paid-in-capital	3,498,342	3,416,343
Treasury stock of 498,247 shares	(109,014)	(109,014)
Accumulated other comprehensive gain (loss)	5,016	(6,693)
Accumulated deficit	(1,795,765)	(2,157,898)
Total stockholders’ equity	1,619,801	1,163,787
Non-controlling interest	282,754	—
Total equity	1,902,555	1,163,787
Total liabilities and stockholders’ equity	$2,896,564	$1,806,976

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Quarter ended
	March 31,	March 31,
	2012	2011
Revenues:
Service revenues	$845,827		$681,976
Product sales	156,954		136,972
Other revenue	26,503		2,871
Total revenues	1,029,284		821,819
Costs of revenues:
Labor and other costs of services	355,453		276,934
Costs of products	102,872		92,812
Total costs of revenues	458,325		369,746
Gross profit	570,959		452,073
Selling, general and administrative expenses	488,137		367,007
Income from operations	82,822		85,066
Other expense (income):
Interest expense	7,872		8,205
Other income, net	(2,662)		(562)
Income before income taxes	77,612		77,423
Income tax benefit	(282,090)		—
Net income	359,702		77,423
Net loss attributable to non-controlling interest	2,431		—
Net income attributable to Integrated Management Information, Inc.	$362,133		$77,423

Net income per share:
Basic	$0.02	$	*
Diluted	$0.02	$	*

Weighted average number of common shares outstanding:
Basic	20,609,639		20,764,368
Diluted	21,105,614		20,810,526

* less than $0.01 per share

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

	Quarter ended
	March 31,	March 31,
	2012	2011

Net income	$359,702	$77,423
Unrealized gain on marketable securities	11,709	—
Comprehensive income	371,411	77,423
Comprehensive loss attributable to non controlling interest	2,431	—
Comprehensive income attributable to Integrated Management Information, Inc.	$373,842	$77,423

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Quarter ended March 31,
	2012	2011
Net income	$359,702	$77,423
Net cash provided by operating activities	39,430	4,354

Investing activities:
Acquisition of International Certification Services, net of cash acquired	(214,774)	—
Purchases of marketable securities	(2,336)	—
Purchases of property and equipment	(2,942)	(4,452)
Net cash used in investing activities	(220,052)	(4,452)

Financing activities:
Repayments of notes payable	(5,484)	(22,231)
Repayments of capital lease obligations	(967)	—
Stock repurchase under Buyback Program	—	(14,372)
Net cash used in financing activities	(6,451)	(36,603)
Net decrease in cash and cash equivalents	(187,073)	(36,701)
Cash and cash equivalents at beginning of period	969,020	513,076
Cash and cash equivalents at end of period	$781,947	$476,375

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

	Integrated Management Information, Inc.

			Additional		Other		Non-
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	controlling
	Shares	Amount	Capital	Stock	(Loss)/Gain	Deficit	Interest	Total
Balance at December 31, 2011	20,550,759	$21,049	$3,416,343	$(109,014)	$(6,693)	$(2,157,898)	$—	$1,163,787
Acquisition of International Certification Services, Inc.:
Shares issued	172,840	173	77,605	—	—	—	—	77,778
Non-controlling interest	—	—	—	—	—	—	285,185	285,185
Stock-based compensation expense	—	—	4,394	—	—	—	—	4,394
Unrealized gain on marketable securities	—	—	—	—	11,709	—	—	11,709
Net income attributable to IMI common shareholders	—	—	—	—	—	362,133	(2,431)	359,702
Balance at March 31, 2012	20,723,599	$21,222	$3,498,342	$(109,014)	$5,016	$(1,795,765)	$282,754	$1,902,555

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 1 - The Company and Basis of Presentation

Business Overview

Integrated Management Information, Inc., is a Colorado corporation based in Castle Rock, Colorado, (“IMI Global,” “IMI,” the “Company,” “our,” “we,” or “us,”). We provide verification and communication solutions for the agriculture, livestock and food industry. Our customers are located throughout the United States.

On February 29, 2012, we closed on an acquisition of a 60% ownership investment in a North Dakota company, International Certification Services, Inc. (“ICS”) (Note 2). This acquisition has been accounted for using the acquisition method of accounting and, accordingly, its results are included in the Company’s condensed consolidated financial statements from the date of acquisition.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the results of operations, financial position and cash flows of Integrated Management Information, Inc. and its majority-owned subsidiary, International Certification Services, Inc. (collectively referred to as “we,” “us,” and “our” throughout this Form 10-Q). All intercompany balances have been eliminated.

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2011 included in our Form 10-K filed on March 26, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the first quarter ended March 31, 2012 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Certain reclassifications to the 2011 condensed consolidated statement of operations have been made to conform to the 2012 presentation, none of which had any effect on total revenue, gross profit, income from operations, or net income.

Seasonality

Our business is subject to seasonal fluctuations. Significant portions of our revenues are typically realized during the second and third quarters of the fiscal year when the calf marketings and the growing seasons are at their peak. Because of the seasonality of the business and our industry, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Note 2 - Acquisition of 60% of outstanding shares of ICS

On February 29, 2012, we entered into a Purchase and Exchange Agreement (the “Purchase Agreement”), dated February 29, 2012, but effective as of the close of business on December 31, 2011, by and among IMI and International Certification Services, Inc. (ICS), and other shareholders as individually named in the Agreement (collectively the “Sellers”).

Integrated Management Information, Inc.

Notes to the Condensed Consolidated Financial Statements

Pursuant to the Purchase Agreement, on February 29, 2012 (the “Closing”) the Company acquired 60% of the issued and outstanding common stock of ICS in exchange for aggregate consideration of $427,778, which includes $350,000 in cash and 172,840 shares of common stock of IMI valued at approximately $77,800 based upon the closing price of our common stock on February 29, 2012, of $0.45 per share. The Purchase Agreement provides for 50% of the Shares to be held in escrow for a period of eighteen months to support any indemnification claims by us for breach of ICS representations, warranties and covenants under the Purchase Agreement. The Purchase Agreement also includes non-dilution provisions, and we have right of first refusal on the remaining 40% of the outstanding stock. The transaction was accounted for using the acquisition method of accounting.

We believe that ICS is one of the leading organic certifiers in the United States and represents an opportunity to extend the range of our existing programs and establish our capabilities in other major food groups, including poultry, grains, fruits and vegetables, dairy, packaged and processed goods. As a result of this acquisition, we believe we are now positioned to offer our customers new solutions across the verification and certification spectrum. We also believe it provides diversification for our company, enables us to better serve our customers, and provides another avenue for our WFCF program.

The purchase price allocation is preliminary and subject to change, as an analysis has not been completed as of the date of this report as we, along with our valuation advisors, are still reviewing all of the underlying assumptions and calculations used in the allocation. However, the table below summarizes the fair values assigned to the assets and liabilities acquired in addition to the excess of the purchase price over the net assets acquired:

Cash	$135,226
Accounts receivable	49,700
Prepaid expenses and other current assets	20,979
Deferred tax assets	21,349
Property and equipment	60,638
Other assets	434
Accounts payable	(20,482)
Accrued expenses	(12,566)
Customer deposits	(29,381)
Deferred revenue	(238,988)
Capital lease obligation	(6,527)
Total fair value excluding excess attributable to intangible assets	(19,618)
Excess attributable to intangible assets	732,581
Total fair value	712,963
Fair value of non-controlling interest	(285,185)
Total consideration	$427,778

On the acquisition date, the provisional fair value of the non-controlling interest was estimated to be $285,185. This amount was based upon the gross consideration that would have been paid assuming 100% of the outstanding stock had been acquired. Excess attributable to intangible assets reflects the excess over the identifiable assets acquired, net of liabilities assumed, to intangible assets based on the preliminary provisional allocation of the purchase price. The provisional amounts of the components of intangible assets have been estimated as $355,000 for customer lists and $350,000 for goodwill.

.

Integrated Management Information, Inc.

Notes to the Condensed Consolidated Financial Statements

From the February 29, 2012 acquisition date through March 31, 2012, ICS revenues and losses were approximately $76,500 and $6,100, respectively.

The following unaudited pro forma information presents the results of operations for the first quarter ended March 31, 2012 and 2011, as if the acquisition of ICS had occurred on January 1, 2012 and 2011.

	Quarter ended
	March 31,	March 31,
	2012	2011
Total revenue	$1,197,753	$1,070,768
Net income	$315,367	$47,805
Basic and diluted earnings per share	$0.02	$ *
* less than $0.01 per share

Included in the pro forma information for the quarter ended March 31, 2012, is approximately $37,000 in accounting, advisory and legal fees incurred related to the acquisition of ICS.

As of March 31, 2012, we have incurred approximately $17,700 in accounting, advisory and legal fees related to the acquisition of ICS, which are reported selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the first quarter ended March 31, 2012.

Note 3 - Basic and Diluted Income per Share

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

The following schedule is a reconciliation of the share data used in the basic and diluted income per share computations:

	Quarter ended
	March 31,	March 31,
	2012	2011
Basic:
Weighted average shares outstanding	20,609,639	20,764,368

Diluted:
Weighted average shares outstanding	20,609,639	20,764,368
Weighted average effects of dilutive securities	495,975	46,152
Total	21,105,614	20,810,520

Antidilutive securities:	37,500	1,353,500

Integrated Management Information, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 4 - Stock-Based Compensation

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

The fair value of stock options is estimated using the Black-Scholes option-pricing model, which incorporates ranges of assumptions for inputs. Our assumptions are as follows:

•	Dividend yield is based on our historical and anticipated policy of not paying cash dividends.
•	Expected volatility assumptions were derived from our actual volatilities.
•	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant with maturity dates approximately equal to the expected life at the grant date.
•	The expected term of options represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, based on historical exercise patterns, which we believe are representative of future behavior.

No stock options were granted during the first quarters ended March 31, 2012 and 2011. Our stock-based compensation expense for the first quarter ended March 31, 2012 and 2011 was $4,394 and $4,388, respectively, and has been included in general and administrative expenses.

Stock Option Plan Activity

Stock option activity under our Plans is summarized as follows:

	.	Weighted Avg.	Weighted	Weighted Avg. Remaining
		Exercise	Avg.	Contractual	Aggregate
	Number of	Price	Fair Value	Life	Intrinsic
	Options/Warrants	per Share	per Share	(in years)	Value

Outstanding, December 31, 2011	1,321,000	$0.25	$0.07	2.83
Granted	—	$—	$—	—
Exercised	—	$—	$—	—
Canceled	—	$—	$—	—
Outstanding, March 31, 2012	1,321,000	$0.25	$0.07	2.58	$365,730
Exercisable, March 31, 2012	1,101,000	$0.25	$0.07	1.29	$304,130

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on March 31, 2012 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on March 31, 2012.

Integrated Management Information, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 5 - Stock Buyback Plan

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market. Repurchased shares under the Stock Buyback Plan by year are as follows:

For the year to date period ended:	Number of Shares	Cost of Shares	Average Cost per Share

December 31, 2008	57,200	$16,124	$0.28
December 31, 2009	22,325	4,020	$0.18
December 31, 2010	171,031	27,273	$0.16
December 31, 2011	247,691	61,597	$0.25
Total	498,247	$109,014	$0.22

During the quarter ended March 31, 2012, we did not repurchase any shares.

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

As of December 31, 2011, our net operating loss carry forwards for U.S. federal income tax purposes were $1.8 million, and were subject to the following expiration schedule:

Net operating loss incurred:	Amount	Expiration dates:
December 31, 2006	$1,454,431	December 31, 2026
December 31, 2007	365,518	December 31, 2027
Total tax carryforwards	$1,819,949

Our unused net operating loss carry forwards may be applied against future taxable income.

Integrated Management Information, Inc.

Notes to the Condensed Consolidated Financial Statements

During the first quarters ended March 31, 2012 and 2011, utilization of NOL carry forwards offset any taxes due and reduced our effective tax rate. As of March 31, 2012, we recorded a deferred tax benefit of $282,250 by reversing a portion of our valuation allowance after concluding the likelihood for a partial realization of the benefits of our deferred tax assets is more likely than not.

Note 7 – Investments in Marketable Securities

The following table summarizes our investments in marketable securities.

	March 31, 2012
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Equity securities	$223,720	$8,851	$(2,461)	$230,110
Mutual funds	61,000	114	(1,488)	59,626
Uninvested cash	7,820	—	—	7,820
Investment in marketable securities	$292,540	$8,965	$(3,949)	$297,556

Fair value accounting guidance defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements, for both financial and non-financial assets. It also establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The fair value hierarchy consists of three broad levels, which are described below:

•	Level 1: Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access.
•	Level 2: Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated with observable market data.
•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

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

Integrated Management Information, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 8 - Notes Payable

Notes payable consist of the following:

	March 31,	December 31,
	2012	2011

Equipment Note Payable	$10,031	$11,630
Lapaesotes Note Payable - Related Party	250,000	250,000
Great Western Bank SBA Loan	186,330	190,215
	446,361	451,845
Less current portion of notes payable and other long-term debt	26,086	25,644
Notes payable and other long-term debt	$420,275	$426,201

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

Great Western Bank SBA Loan

On April 22, 2011, we entered into a U.S. Small Business Administration (“SBA”) Note with Great Western Bank. The Note, which matures on May 1, 2021, provides for $200,000 in additional working capital. The interest rate on the Note is at prime plus 2.5% and is adjusted quarterly. Principal and interest are payable monthly. As of March 31, 2012, the current effective rate is 5.75%. The note can be prepaid without penalties and contains certain customary affirmative and negative covenants.

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

Integrated Management Information, Inc.

Notes to the Condensed Consolidated Financial Statements

ICS Revolving Line of Credit

ICS has a revolving line of credit (LOC) agreement which matures on April 4, 2014, and provides for $70,050 in working capital. The interest rate is at the bank index rate less 0.5% and is adjusted daily. Interest is calculated using a 360 day year. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only is due, with the principal balance due on maturity. As of March, 2012, the current effective rate is 5.75%. The LOC is collateralized by all the business assets of ICS. As of the date of acquisition and through March 31, 2012, ICS had no amounts outstanding under this LOC.

Note 9 - Commitments and Contingencies

Operating Leases

In September 2011, we renewed the building lease for our headquarters in Castle Rock, Colorado. The lease is for a period of five years. In addition to the primary rent, the lease requires additional payments for operating costs and other common area maintenance costs.

ICS owns approximately ¾ acre on which its corporate office is located in Medina, North Dakota. Currently, the ICS corporate office is leased for a period of 10 years with an initial expiration date of March 1, 2013. Two additional options to renew for 5-year terms exist and are deemed to automatically renew unless written notice is provided 60 days before the end of the term. Under the lease agreement, ICS pays a minimum monthly rental rate of approximately $150 plus all utilities, taxes and other expenses based on actual expenses to maintain the building.

As of March 31, 2012, future minimum lease payments are as follows:

Years Ending December 31,	Amount
2012 (reminaing nine months)	$70,214
2013	95,943
2014	105,243
2015	114,543
2016	93,714
Total lease commitments	$479,657

Sub-lease Agreement

Beginning October 1, 2011, ICS sub-leased approximately 300 square feet of space located within its corporate office to a third party on a month-to-month basis. Monthly rent of $302 includes utilities and other common area maintenance. The sub-lease agreement provides for 30 days’ notice to terminate the agreement.

Integrated Management Information, Inc.

Notes to the Condensed Consolidated Financial Statements

Capital Leases

During the first quarter ended March 31, 2012, we entered into a capital lease for certain office equipment with a base rent of $405 per month. This 63-month lease expires April 2017. Approximately $22,300 in asset cost has been included in property and equipment and will be amortized over 63 months. ICS leases certain office equipment under a capital lease with a base rent of $521 per month. The lease expires in April 2013. Included in property and equipment is $7,100 in asset cost. Future minimum payments under capital leases of $5,947 and $1,546 are payable for each of the years ended December 31, 2012 and 2013, respectively. Imputed interest of 6.25% was used in determining the minimum lease payments. As of March 31, 2012, future minimum lease payments for these capital leases are as follows:

Years Ending December 31,	Amount
2012 (reminaing nine months)	$8,330
2013	6,422
2014	4,860
2015	4,860
2016 and thereafter	6,657
Future minimum lease payments	31,129
Less amount representing interest	(3,311)
Present value of net minimum lease payments	27,818
Less current portion	(9,848)
Capital lease obligations	$17,970

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

Legal proceedings

From time to time, we may become involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business. We are not aware of any such legal actions, proceedings or claims as of March 31, 2012. Although it is not possible to predict with certainty the outcome of these unresolved actions, we do not believe, based on current knowledge, that any legal proceeding or claim is likely to have a material effect on our financial position, results of operations or cash flows.

Note 10 - Recent Accounting Pronouncements

We have considered recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our condensed consolidated financial statements.

Integrated Management Information, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 11 – Supplemental Cash Flow Information

	Quarter ended March 31,
	2012	2011
Cash paid during the year:
Interest on Lapaseotes Notes - related party	$3,429	$6,750
Other interest	$2,940	$4,506
Income taxes	$—	$—

Non-cash investing activities:
Unrealized gain on marketable securities	$11,709	$—
Assets acquired under capital lease obligations	$22,258	$—
Common stock issued in connection with ICS acquisition	$77,778	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This information should be read in conjunction with the condensed consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited condensed consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Form 10−K for the fiscal year ended December 31, 2011. The following discussion and analysis includes historical and certain forward−looking information that should be read together with the accompanying condensed consolidated financial statements, related footnotes and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward−looking statements.

Business Overview

Integrated Management Information, Inc. (“IMI Global,” “IMI,” the “Company,” “our,” “we,” or “us,”) provides verification and communication solutions for the agriculture, livestock and food industry.

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

During 2011 and through the first quarter of 2012, we continue to generate consistently growing revenue stream from our WFCF program. We will continue to invest heavily in marketing our verification services and our WFCF brand to build consumer awareness and demand through the use of videos, television exposure, word-of-mouth and the internet. We believe we are positioning ourselves to benefit significantly in 2012 and beyond, but, of course, no assurance can be given that this investment will generate future revenue nor can we determine for how long, if at all.

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

Pursuant to the Purchase Agreement, on February 29, 2012 (the “Closing”) the Company acquired 60% of the issued and outstanding common stock of ICS in exchange for aggregate consideration of $427,778, which includes $350,000 in cash and 172,840 shares of common stock of IMI valued at $77,778 based upon the closing price of our stock on February 29, 2012, of $0.45 per share. The Purchase Agreement provides for 50% of the Shares to be held in escrow for a period of eighteen months to support any indemnification claims by us for breach of ICS representations, warranties and covenants under the Purchase Agreement. The Purchase Agreement also includes non-dilution provisions, and we have right of first refusal on the remaining 40% of the outstanding stock.

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

Current Marketplace Conditions

We believe the following marketplace conditions will drive our business forward effectively increasing consumer demand for third party verification services and presenting additional opportunities:

•	In 2010, Korea announced a “nationwide hog farm management system” to improve the farming environment and prevent swine fever. Also in 2010, Korea fully implemented a mandatory domestic and imported beef tracing system. We believe this provides significant international verification opportunities in predominately Asian markets which have historically been difficult for US markets to penetrate.

•	U.S. beef has been largely absent from the European Union (EU) for the past 20+ years due to an EU ban on hormone-treated meat and meat products. In late 2009, the EU announced an annual duty-free quota of 20,000 metric tons for high-quality beef from cattle not treated with growth hormones (NHTC). In March 2012, the EU expanded the annual duty-free quota from 20,000 metric tons to 48,200 metric tons. NHTC requires third party verification, but with duty-free access lowering the cost of doing business in Europe, we believe that it offers significantly more potential for third party NHTC verification services and our product line, High Quality Beef verification services.

•	One-fourth of the world’s beef and nearly one-fifth of the world’s grain, milk and eggs are produced in the United States. With increased consumer consciousness, Americans are demanding to know where their food comes from and how they can support development of local and regional food systems. We believe that as consumers become better educated they will have more confidence in their food purchase decisions. This demand should accelerate the growth of our “Where Food Comes From®” labeling program.

•	Concerns about animal welfare continue to drive retailers to make program decisions based on animal handling, care, well-being and welfare programs. In late 2010 we introduced a new revenue stream for various retailers. We offer animal welfare audits at the supplier level on pork, beef and chicken farmers and ranchers. The service provided to retailers is having a significant impact in our third-party verification revenue and we believe this trend will continue to grow.

•	The worldwide market for certified organic products is estimated at $59.4 billion in 2010. The U.S. market is estimated at $28.5 billion in 2010 and is expected to reach $42.5 billion by 2015. Increasing consumer demand for healthy, better-for-you products produced chemical free with sustainable agricultural practices is driving growth in the organic market. Additionally, specialty food-store chains, conventional grocery store chains and big box retailers are allocating more shelf space to organic products in order to meet the growing demand. Our acquisition of a 60% ownership investment in ICS creates a strategic transaction offering major participants in the food and agriculture industries a comprehensive range of verification services for the major food groups through a single platform.

Seasonality

Our business is subject to seasonal fluctuations. Significant portions of our revenues are typically realized during the second and third quarters of the fiscal year when the calf marketings and the growing seasons are at their peak. Because of the seasonality of the business and our industry, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Liquidity and Capital Resources

At March 31, 2012, we had cash and cash equivalents of $781,947 compared to $969,020 of cash and cash equivalents at December 31, 2011. Our working capital at March 31, 2012 was $1,197,423 compared to $1,523,429 at December 31, 2011.

Net cash provided by operating activities during the first quarter ended March 31, 2012 was $39,430 compared to cash provided of $4,354 during the same period in 2011. Cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets and stock based compensation expense. The increase was primarily due to the timing of cash receipts offset by better operating performance.

Net cash used in investing activities during the first quarter ended March 31, 2012 was $220,052, which was primarily attributable to the acquisition of 60% of the outstanding stock of ICS. Under the Agreement, we paid $350,000 in cash less approximately $135,200 in cash acquired.

Net cash used in financing activities of $6,451 during the first quarter ended March 31, 2012 was due to repayments towards notes payable and capital lease obligations. During the first quarter ended March 31, 2011, we made repayments of $22,231 towards our notes payable and $14,372 in repurchases under our Stock Buyback program.

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

ICS has a revolving line of credit (LOC) agreement which matures on April 4, 2014, and provides for $70,050 in working capital. The interest rate is at the bank index rate less 0.5% and is adjusted daily. Interest is calculated using a 360 day year. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only is due, with the principal balance due on maturity. The LOC is collateralized by all the business assets of ICS.

Off Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

First Quarter ended March 31, 2012 compared to the Same Quarter in Fiscal Year 2011

Revenues

Total revenues for the first quarter ended March 31, 2012 increased 25.2% compared to the first quarter ended March 31, 2011. We still continue to experience double-digit sales growth from quarter over comparable quarter and we believe this is significant performance in light of the current economic conditions severely impacting the food industry.

Service revenues include sales of our USVerified solutions and related consulting, program development and web-based development services. Service revenues for the first quarter ended March 31, 2012 increased 24.0% compared to the first quarter ended March 31, 2011. Included in our service revenues is approximately $77,000 attributable to ICS. Overall, the improvement is due in large part to demand from retailers in our US Verified product line. Concerns about animal welfare continue to drive retailers to make program decisions based on animal handling, care, well-being and welfare programs. In late 2010, we introduced a revenue stream specific to conducting animal welfare audits on pork, beef and chicken farmers and ranchers that supply specialty retailers. This program is having a significant impact on our service revenues and we believe this trend will continue to grow. We also continue to see increased demand in our NHTC verification program.

Product sales are primarily sales of cattle identification ear tags. Product sales for the first quarter ended March 31, 2012 increased 14.6% compared to the first quarter ended March 30, 2011. The increase during the first quarter was due to increased volume in the quantity of tags sold in connection with our NHTC and Verified Natural verification programs.

Other revenue primarily represents the fees earned from our WFCF labeling program. Other revenue for the first quarter ended March 31, 2012 increased 823% compared to the first quarter ended March 31, 2011. This revenue source is still in its infancy and we anticipate exponential growth in the future as more and more food producers continue to show interest in this product offering.

Cost of Sales and Gross Margin

Cost of sales for the first quarter 2012 were $458,325 compared to $369,746 during the first quarter 2011. Included in our cost of sales is approximately $37,000 attributable to ICS. Gross margin for the first quarter 2011 remained relatively constant at 55.5% of revenues compared to 55.0% for the first quarter 2011.

Our gross profit for 2011was positively impacted by increased volume of verification audits. Our gross margins for 2012 are slightly improving due to the absorption of certain costs which are generally fixed in nature over a greater volume of sales coupled with shifts in our sales mix as compared to 2011. For a more detailed discussion regarding profitability, read “Management’s Strategy” above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter 2012 were $488,137, an increase of $121,130, or 33.0% over the first quarter 2011. Included in our selling, general and administrative expenses is approximately $46,000 attributable to ICS.

Excluding ICS expenses, our selling, general and administrative expenses for the first quarter 2012 increased approximately $75,000 over the first quarter 2011. Approximately $15,000 of this increase was attributed to additional spending for consulting, marketing and advertising WFCF. Another $25,000 of the increase was in salaries associated with two additional employees. One of these employees is dedicated solely to promoting WFCF and IMI via various marketing channels and social media sites, including Facebook and Twitter. The other employee is specifically dedicated to marketing our products within retail sales channels, and for building brand awareness. Also included in selling, general and administrative expenses for the first quarter 2012, is approximately $18,000 in accounting, advisory and legal fees specifically related to the acquisition of ICS, and approximately $11,000 in additional costs related to various mandates required of public companies.

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

Income Tax Benefit

For tax purposes, utilization of our net operating loss (“NOL”) carry forwards offset any taxes due and reduced our effective tax rate for the first quarter of 2012. During the first quarter of 2012, we recorded a deferred tax benefit of $282,250 by reversing a portion of our valuation allowance after concluding the likelihood for a partial realization of the benefits of our deferred tax assets is more likely than not.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to IMI shareholders for the first quarter ended March 31, 2012 was $362,133 or $0.02 per basic and diluted common share, compared to net income of $77,423 or less than a penny per basic and diluted common share for the first quarter ended March 31, 2011. The benefit from income taxes that we incurred related to the reversal of a portion of our valuation allowance on our deferred tax assets had an impact of approximately $0.01 per share on a dilutive basis for the first quarter 2012.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are and may be involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business. Although it is not possible to predict with certainty the outcome of these unresolved actions, we do not believe, based on current knowledge, that any legal proceeding or claim is likely to have a material adverse effect on our condensed consolidated financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2011 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2012, there have been no material changes to the risks disclosed in our most recent Annual Report on Form 10−K. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the acquisition of 60% of the issued and outstanding stock of ICS, we issued 172,840 shares of common stock of IMI valued at $77,778 based upon the closing price of our stock on February 29, 2012, of $0.45 per share. These shares were issued pursuant to the exemption from registration provided by Section 4 (2) of the Securities Act of 1933. The shares bear a legend restricting the sale, transfer or exchange, and may only be sold, transferred or exchanged pursuant to a registration of such shares or a valid exemption therefrom.

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market. Repurchased shares under the Stock Buyback Plan by year are as follows:

For the year to date period ended:	Number of Shares	Cost of Shares	Average Cost per Share

December 31, 2008	57,200	$16,124	$0.28
December 31, 2009	22,325	4,020	$0.18
December 31, 2010	171,031	27,273	$0.16
December 31, 2011	247,691	61,597	$0.25
Total	498,247	$109,014	$0.22

During the quarter ended March 31, 2012, we did not repurchase any shares.

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

Date: May 15, 2012	Integrated Management Information, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

By:	/s/ Dannette D. Henning
Chief Financial Officer

