Form 10-Q
period 2012-06-30
Integrated Management Information, Inc.
filed 2012-08-01
CIK 1360565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2012

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

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of July 24, 2012 was 20,968,599.

Integrated Management Information, Inc.
Table of Contents
June 30, 2012

Integrated Management Information, Inc.
Condensed Consolidated Balance Sheets

	June 30	December 31,
	2012	2011
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$907,399	$969,020
Accounts receivable, net	395,062	226,760
Investment in marketable securities	292,368	283,511
Prepaid expenses and other current assets	35,713	36,776
Deferred tax assets	232,350	224,350
Total current assets	1,862,892	1,740,417
Property and equipment, net	117,193	57,354
Intangible assets, net	715,468	9,205
Long-term deferred tax assets	422,981	-
Total assets	$3,118,534	$1,806,976

Liabilities and Equity
Current liabilities:
Accounts payable	$170,006	$148,384
Accrued expenses and other current liabilities	35,139	42,960
Customer deposits	40,885	-
Deferred revenue	213,191	-
Short-term debt and current portion of notes payable	23,058	25,644
Current portion of capital lease obligations	8,424	-
Total current liabilities	490,703	216,988
Capital lease obligations, net of current portion	16,987	-
Notes payable and other long-term debt	166,101	176,201
Notes payable, related party	200,000	250,000
Other long-term liabilities	775	-
Total liabilities	874,566	643,189

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized;
21,421,846 (2012) and 21,049,006 (2011) shares issued, and
20,918,599 (2012) and 20,550,759 (2011) shares outstanding	21,422	21,049
Additional paid-in-capital	3,550,530	3,416,343
Treasury stock of 503,247 (2012) and 498,247 (2011) shares	(111,284)	(109,014)
Accumulated other comprehensive loss	(3,099)	(6,693)
Accumulated deficit	(1,491,513)	(2,157,898)
Total Integrated Management Information, Inc. equity	1,966,056	1,163,787
Non-controlling interest	277,912	-
Total equity	2,243,968	1,163,787
Total liabilities and stockholders' equity	$3,118,534	$1,806,976

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Quarter ended
	June 30,	June 30,
	2012	2011
Revenues:
Service revenues	$1,172,224	$938,315
Product sales	200,282	186,024
Other revenue	24,676	1,133
Total revenues	1,397,182	1,125,472
Costs of revenues:
Labor and other costs of services	488,684	313,691
Costs of products	152,545	134,583
Total costs of revenues	641,229	448,274
Gross profit	755,953	677,198
Selling, general and administrative expenses	581,369	393,475
Income from operations	174,584	283,723
Other expense (income):
Interest expense	5,821	7,244
Gain on sale of marketable securities	(2,574)	-
Other income, net	(691)	(465)
Income before income taxes	172,028	276,944
Income tax benefit	(127,382)	-
Net income	299,410	276,944
Net loss attributable to non-controlling interest	4,842	-
Net income attributable to Integrated Management Information, Inc.	$304,252	$276,944

Net income per share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Weighted average number of common shares outstanding:
Basic	20,854,725	20,716,923
Diluted	21,549,014	21,078,226

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc Condensed Consolidated Statements of Operations
(Unaudited)

	Year to date ended
	June 30,	June 30,
	2012	2011
Revenues:
Service revenues	$2,018,051	$1,620,291
Product sales	357,236	322,996
Other revenue	51,179	4,004
Total revenues	2,426,466	1,947,291
Costs of revenues:
Labor and other costs of services	844,137	590,625
Costs of products	255,417	227,396
Total costs of revenues	1,099,554	818,021
Gross profit	1,326,912	1,129,270
Selling, general and administrative expenses	1,069,506	760,482
Income from operations	257,406	368,788
Other expense (income):
Interest expense	13,693	15,449
Gain on sale of marketable securities	(2,574)	-
Other income, net	(3,353)	(1,028)
Income before income taxes	249,640	354,367
Income tax benefit	(409,472)	-
Net income	659,112	354,367
Net loss attributable to non-controlling interest	7,273	-
Net income attributable to Integrated Management Information, Inc.	$666,385	$354,367

Net income per share:
Basic	$0.03	$0.02
Diluted	$0.03	$0.02

Weighted average number of common shares outstanding:
Basic	20,732,182	20,740,515
Diluted	21,360,420	20,988,471

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Quarter ended		Year to date ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Net income	$299,410	$276,944	$659,112	$354,367
Unrealized (loss) gain on marketable securities	(8,115)	-	3,594	-
Comprehensive income	291,295	276,944	662,706	354,367
Comprehensive loss attributable to non controlling interest	4,842	-	7,273	-
Comprehensive income attributable to Integrated Management Information, Inc.	$296,137	$276,944	$669,979	$354,367

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Year to date ended June 30,
	2012	2011

Net cash provided by operating activities	$184,173	$303,390

Investing activities:
Acquisition of International Certification Services, Inc. net of cash acquired	(214,774)	-
Purchases of marketable securities	(25,263)	-
Proceeds from sale of marketable securities	22,574	-
Purchases of property and equipment	(8,001)	(5,891)
Net cash used in investing activities	(225,464)	(5,891)

Financing activities:
Proceeds from notes payable	-	200,000
Repayments of notes payable	(62,686)	(76,729)
Repayments of capital lease obligations	(3,374)	-
Proceeds from stock option exercise	48,000	1,800
Stock repurchase under Buyback Program	(2,270)	(19,869)
Net cash (used in) provided by financing activities	(20,330)	105,202
Net change in cash and cash equivalents	(61,621)	402,701
Cash and cash equivalents at beginning of period	969,020	513,076
Cash and cash equivalents at end of period	$907,399	$915,777

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Integrated Management Information, Inc.
	Common Stock		Additional Paid-in	Treasury	Other Comprehensive	Accumulated	Non-controlling
	Shares	Amount	Capital	Stock	(Loss)/Gain	Deficit	Interest	Total
Balance at December 31, 2011	20,550,759	$21,049	$3,416,343	$(109,014)	$(6,693)	$(2,157,898)	$-	$1,163,787
Acquisition of International Certification Services, Inc.:
Shares issued	172,840	173	77,605	-	-	-	-	77,778
Non-controlling interest	-	-	-	-	-	-	285,185	285,185
Stock-based compensation expense	-	-	8,782	-	-	-	-	8,782
Stock repurchase on the open market	(5,000)	-	-	(2,270)	-	-	-	(2,270)
Issuance of common shares upon exercise of options	200,000	200	47,800	-	-	-	-	48,000
Unrealized gain on marketable securities	-	-	-	-	3,594	-	-	3,594
Net income attributable to IMI common shareholders	-	-	-	-	-	666,385	(7,273)	659,112
Balance at June 30, 2012	20,918,599	$21,422	$3,550,530	$(111,284)	$(3,099)	$(1,491,513)	$277,912	$2,243,968

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.
Notes to the Condensed Consolidated Financial Statements

Note 1 - The Company and Basis of Presentation

Business Overview

Integrated Management Information, Inc., is a Colorado corporation based in Castle Rock, Colorado, (“IMI Global,” “IMI,” the “Company,” “our,” “we,” or “us,”). We provide verification and certification solutions for the agriculture, livestock and food industry. Our customers are located throughout the United States.

On February 29, 2012, we completed an acquisition of a 60% ownership investment in a North Dakota company, International Certification Services, Inc. (“ICS”) (Note 2). This acquisition has been accounted for using the acquisition method of accounting and, accordingly, its results are included in the Company’s condensed consolidated financial statements from the date of acquisition.

With the acquisition of ICS, we began aggregating ICS and IMI operations into one reportable segment: Certification and Verification Services. The factors considered in determining this aggregated reporting segment include the economic similarity of the businesses, the nature of services provided, production processes, types of customers and distribution methods. The Company’s chief operating decision maker (the Company’s CEO) allocates resources and assesses the performance of its Certification and Verification Services activities as one segment. The Company also has an operating segment: WFCF Licensing, which does not currently meet the quantitative threshold to be considered a reporting segment.

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

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2011, included in our Form 10-K filed on March 26, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the second quarter and year to date period ended June 30, 2012 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

Integrated Management Information, Inc.
Notes to the Condensed Consolidated Financial Statements

Note 2 - Acquisition of 60% of outstanding shares of ICS

On February 29, 2012, we entered into a Purchase and Exchange Agreement (the “Purchase Agreement”), by and among IMI and ICS, and other shareholders as individually named in the Agreement (collectively the “Sellers”).

Pursuant to the Purchase Agreement, on February 29, 2012 (the “Closing”) the Company acquired 60% of the issued and outstanding common stock of ICS in exchange for aggregate consideration of approximately $427,800, which includes $350,000 in cash and 172,840 shares of common stock of IMI valued at approximately $77,800 based upon the closing price of our common stock on February 29, 2012, of $0.45 per share. The Purchase Agreement provides for 50% of the Shares to be held in escrow for a period of eighteen months to support any indemnification claims by us for breach of ICS representations, warranties and covenants under the Purchase Agreement. The Purchase Agreement also includes non-dilution provisions, and we have right of first refusal on the remaining 40% of the outstanding stock. The transaction was accounted for using the acquisition method of accounting.

We believe that ICS is one of the leading organic certifiers in the United States and represents an opportunity to extend the range of our existing programs and establish our capabilities in other major food groups, including poultry, grains, fruits and vegetables, dairy, packaged and processed goods. As a result of this acquisition, we believe we are now positioned to offer our customers new solutions across the verification and certification spectrum. We also believe it provides diversification for our company, enables us to better serve our customers, and provides another avenue for our “Where Food Comes From” (WFCF) labeling program.

The purchase price allocation is preliminary and subject to change, as an analysis has not been completed as of the date of this report as we, along with our valuation advisors, are still reviewing all of the underlying assumptions and calculations used in the allocation. However, the table below summarizes the provisional fair values assigned to the assets and liabilities acquired in addition to the excess of the purchase price over the net assets acquired:

Cash	$135,200
Accounts receivable	49,700
Prepaid expenses and other current assets	21,000
Deferred tax assets	21,400
Property and equipment	60,600
Other assets	400
Accounts payable	(20,500)
Accrued expenses	(12,500)
Customer deposits	(29,400)
Deferred revenue	(239,000)
Capital lease obligation	(6,500)
Excess attributable to intangible assets	732,600
Total fair value	713,000
Fair value of non-controlling interest	(285,200)
Total consideration	$427,800

On the acquisition date, the provisional fair value of the non-controlling interest was estimated to be $285,200. This amount was based upon the gross consideration that would have been paid assuming 100% of the outstanding stock had been acquired. Excess attributable to intangible assets reflects the excess over the identifiable assets acquired, net of liabilities assumed, to intangible assets based on the preliminary provisional allocation of the purchase price. The provisional amounts of the components of intangible assets have been estimated as $355,000 for customer lists and $378,000 for goodwill.

Integrated Management Information, Inc.
Notes to the Condensed Consolidated Financial Statements

From the February 29, 2012 acquisition date through June 30, 2012, ICS revenues and losses were approximately $344,600 and $18,200, respectively. The following unaudited pro forma information presents the results of operations for the year to date period ended June 30, 2012 and 2011, as if the acquisition of ICS had occurred on January 1, 2012 and 2011.

	Year to Date period ended
	June 30,	June 30,
	2012	2011
Total revenue	$2,594,936	$2,459,824
Net income	$620,769	$295,572
Basic and diluted earnings per share	$0.03	$0.01

Included in the pro forma information for the year to date period ended June 30, 2012, is approximately $50,500 in accounting, advisory and legal fees incurred related to the acquisition of ICS.

As of June 30, 2012, we have recorded approximately $30,700 in accounting, advisory and legal fees related to the acquisition of ICS. Additionally, we have recorded approximately $23,700 in amortization expense based on the provisional amount of the component of intangible assets of $355,000 for customer lists, using an estimated five year useful life. These amounts are reported within selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the year to date period ended June 30, 2012.

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

Integrated Management Information, Inc.
Notes to the Condensed Consolidated Financial Statements

The following schedule is a reconciliation of the share data used in the basic and diluted income per share computations:

	Quarter ended		Year to Date ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Weighted average shares outstanding	20,854,725	20,716,923	20,732,182	20,740,515

Weighted average shares outstanding	20,854,725	20,716,923	20,732,182	20,740,515
Weighted average effects of dilutive securities	694,289	361,303	628,238	247,956
Total	21,549,014	21,078,226	21,360,420	20,988,471

Antidilutive securities:	-	250,000	37,500	250,000

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

The fair value of stock options is estimated using the Black-Scholes option-pricing model, which incorporates ranges of assumptions for inputs. Our assumptions are as follows:

•	Dividend yield is based on our historical and anticipated policy of not paying cash dividends.
•	Expected volatility assumptions were derived from our actual volatilities.
•	The risk-free interest rate is based on the US Treasury yield curve in effect at the date of grant with maturity dates approximately equal to the expected life at the grant date.
•
The expected term of options represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, based on historical exercise patterns, which we believe are representative of future behavior.

No stock options were granted during the second quarter and year to date periods ended June 30, 2012. For the quarter ended June 30, 2011, stock options to purchase 220,000 shares of common stock were granted. The fair value of stock options granted was estimated using the following assumptions:

Expected life of options from date of grant	8 years
Risk free interest rate	2.26%
Expected volatility	229.6%
Assumed dividend yield	0%

Stock-based compensation expense for the second quarter ended June 30, 2012 and 2011 was $4,388 and $4,388, respectively. Stock-based compensation expense for the year to date period ended June 30, 2012 and 2011 was $8,782 and $4,388, respectively. Stock-based compensation expense has been included in general and administrative expenses.

Integrated Management Information, Inc.
Notes to the Condensed Consolidated Financial Statements

Stock Option Plan Activity

Stock option activity under our Plans is summarized as follows:

				Weighted Avg.
		Weighted Avg.	Weighted Avg.	Remaining
	Number of	Exercise Price	Fair Value	Contractua Life	Aggregate
	Options/Warrants	per Share	per Share	(in years)	Intrinsic Value

Outstanding, December 31, 2011	1,321,000	$0.25	$0.07	2.83
Granted	-	$-	$-	-
Exercised	(200,000)	$0.24	$0.04	0.51
Canceled	-	$-	$-	-
Outstanding, June 30, 2012	1,121,000	$0.25	$0.08	2.56	$731,635
Exercisable, June 30, 2012	974,326	$0.25	$0.06	1.63	$634,830

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on June 30, 2012 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on June 30, 2012.

Note 5 - Stock Buyback Plan

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market. Repurchased shares under the Stock Buyback Plan by year are as follows:

For the year to date period ended:	Number of Shares	Cost of Shares	Average Cost per Share

December 31, 2008	57,200	$16,124	$0.28
December 31, 2009	22,325	4,020	$0.18
December 31, 2010	171,031	27,273	$0.16
December 31, 2011	247,691	61,597	$0.25
June 30, 2012	5,000	2,270	$0.45
Total	503,247	$111,284	$0.22

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

Integrated Management Information, Inc.
Notes to the Condensed Consolidated Financial Statements

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

During the second quarter and year to date periods ended June 30, 2012 and 2011, utilization of NOL carry forwards offset any taxes due and reduced our effective tax rate. For the second quarter and year to date period ended June 30, 2012, we recorded a deferred tax benefit of $127,382 and $409,632, respectively, by reversing the remainder of our valuation allowance after concluding the likelihood for a full realization of the benefits of our deferred tax assets is more likely than not.

Note 7 – Investments in Marketable Securities

The following table summarizes our investments in marketable securities.

	June 30, 2012
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Equity securities	$205,251	$8,284	$(9,717)	$203,818
Mutual funds	61,000	5	(1,671)	59,334
Uninvested cash	29,216	-	-	29,216
Investment in marketable securities	$295,467	$8,289	$(11,388)	$292,368

Fair value accounting guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements, for both financial and non-financial assets. It also establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.

Integrated Management Information, Inc.
Notes to the Condensed Consolidated Financial Statements

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

Note 8 - Notes Payable

Notes payable consist of the following:

	June 30,	December 31,
	2012	2011

Equipment Note Payable	$6,771	$11,630
Lapaesotes Note Payable - Related Party	200,000	250,000
Great Western Bank SBA Loan	182,388	190,215
	389,159	451,845
Less current portion of notes payable and other long-term debt	23,058	25,644
Notes payable and other long-term debt	$366,101	$426,201

Equipment Note Payable

On January 31, 2009, we issued a note payable in the amount of $35,963 for the purchase of a vehicle. Interest and principal payments are due in equal monthly installments of $870 over four years beginning March 17, 2009. The Note bears an interest rate of 7.4% per annum and is collateralized by the vehicle.

Lapaseotes Note Payable – Related Party

In September 2007, we obtained $300,000 in unsecured debt financing. The notes are held by a major shareholder who is related to Mr. Lapaseotes, a member of our Board of Directors. In April 2011, modifications to the terms of the existing agreement were completed. Such modifications included a reduction in the interest rate from 9% to 6% annually, as well as an extension of the maturity date from September 12, 2012 to March 31, 2014. Principal is due in full upon the maturity date; interest is payable quarterly.  In April 2012, we paid an additional $50,000 towards the principal.

Integrated Management Information, Inc.
Notes to the Condensed Consolidated Financial Statements

Great Western Bank SBA Loan

On April 22, 2011, we entered into a U.S. Small Business Administration (“SBA”) Note with Great Western Bank. The Note, which matures on May 1, 2021, provides for $200,000 in additional working capital. The interest rate on the Note is at prime plus 2.5% and is adjusted quarterly. Principal and interest are payable monthly. As of June 30, 2012, the current effective rate is 5.75%. The note can be prepaid without penalties and contains certain customary affirmative and negative covenants.

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

ICS Revolving Line of Credit

ICS has a revolving line of credit (LOC) agreement which matures on April 4, 2014, and provides for $70,050 in working capital. The interest rate is at the bank index rate less 0.5% and is adjusted daily. Interest is calculated using a 360 day year. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only is due, with the principal balance due on maturity. As of June 30, 2012, the current effective rate is 5.75%. The LOC is collateralized by all the business assets of ICS.  As of the date of acquisition and through June 30, 2012, ICS had no amounts outstanding under this LOC.

Note 9 - Commitments and Contingencies

Operating Leases

In June 2012, we amended the building lease for our headquarters in Castle Rock, Colorado. The lease is for a period of three years with an expiration date of June 15, 2015. In addition to the primary rent, the lease requires additional payments for operating costs and other common area maintenance costs.

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

Integrated Management Information, Inc.
Notes to the Condensed Consolidated Financial Statements

As of June 30, 2012, future minimum lease payments are as follows:

Years Ending December 31,	Amount
2012 (remaining six months)	$36,514
2013	73,481
2014	74,256
2015	32,135
Thereafter	3,939
Total lease commitments	$220,325

Sub-lease Agreement

ICS sub-leases approximately 300 square feet of space located within its corporate office to a third party on a month-to-month basis. Monthly rent of $302 includes utilities and other common area maintenance. The sub-lease agreement provides for 30 days’ notice to terminate the agreement.

Capital Leases

During the first quarter ended March 31, 2012, we entered into a capital lease for certain office equipment with a base rent of $405 per month. This 63-month lease expires April 2017. Approximately $22,300 in asset cost has been included in property and equipment and is being amortized over 63 months. Imputed interest of 5.25% was used in determining the minimum lease payments.

ICS leases certain office equipment under a capital lease with a base rent of $521 per month. The lease expires in April 2013. Included in property and equipment is $7,100 in asset cost. Imputed interest of 6.25% was used in determining the minimum lease payments.

As of June 30, 2012, future minimum lease payments for capital leases are as follows:

Years Ending December 31,	Amount
2012 (remaining six months)	$5,554
2013	6,422
2014	4,860
2015	4,860
2016 and thereafter	6,657
Future minimum lease payments	28,353
Less amount representing interest	(2,942)
Present value of net minimum lease payments	25,411
Less current portion	(8,424)
Capital lease obligations	$16,987

Integrated Management Information, Inc.
Notes to the Condensed Consolidated Financial Statements

Employment Agreements

In January 2006, we entered into employment agreements with John Saunders, our Chief Executive Officer, and with Leann Saunders, our President. The agreements automatically renew annually unless a 60-day notice of non-renewal is provided by either the Company or the employee.

Effective January 1, 2012, ICS entered into an employment agreement with Christina Dockter as its Chief Executive Officer, for a period of 2 years. The agreement automatically renews annually unless a 60-day notice of non-renewal is provided by either the Company or the employee.

Legal proceedings

From time to time, we may become involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business. We are not aware of any such legal actions, proceedings or claims as of June 30, 2012. Although it is not possible to predict with certainty the outcome of these unresolved actions, we do not believe, based on current knowledge, that any legal proceeding or claim is likely to have a material effect on our financial position, results of operations or cash flows.

Note 10 - Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board (“FASB”) issued two Accounting Standards Updates (“ASU”) which amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The previous option to report other comprehensive income and its components in the statement of shareholders’ equity was eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. We elected to report other comprehensive income and its components in a separate statement of comprehensive income for the quarter and year to date period ended March 31, 2012 and 2011. The adoption of these ASU’s did not impact our net income, financial position or cash flows.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our condensed consolidated financial statements.

Note 11 – Supplemental Cash Flow Information
	Year to date ended June 30,
	2012	2011
Cash paid during the year:
Interest on Lapaseotes Notes - related party	$7,127	$7,200
Other interest	$5,438	$4,303
Income taxes	$-	$-

Non-cash investing activities:
Unrealized gain on marketable securities	$3,594	$-
Assets acquired under capital lease obligations	$22,258	$-
Common stock issued in connection with ICS acquisition	$77,778	$-

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

Business Overview

Integrated Management Information, Inc. (“IMI Global,” “IMI,” the “Company,” “our,” “we,” or “us,”) provides verification and certification solutions for the agriculture, livestock and food industry. We view our business as a single segment with a focus on verification and certification services. Our product sales and other revenue streams are either ancillary or supportive to our main business focus.

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

We stand at the forefront of a rapidly evolving movement to track livestock and verify sources of meat and other livestock products. In the aftermath of the discovery of the first case of mad cow disease in the United States (US) in December, 2003, many of the largest US beef and other livestock export markets were closed resulting in significant losses to the industry. In response to the crisis, several initiatives were enacted to facilitate the reopening of key export markets. Most notably, US suppliers seeking to sell beef and other livestock products to other countries must participate in a pre-approved Quality System Assessment Program so as to have an approved means of verifying specific product requirements. In response, we were the first to develop a USDA Quality System Assessment document management system for auditing the tracking systems used by beef and other livestock producers to verify source and age. We introduced our USVerified Source and Age Verification system in 2005, and over the years we have continued to enhance and further develop programs to address other verification needs including, but not limited to, non-hormone treated cattle (NHTC) and humane handling marketing claims.

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

Most recently, in June 2012, we changed our stock ticker symbol to “WFCF” to better reflect our brand strategy and to raise awareness in the investor community.

Management’s Strategy

For several years, management focused its efforts on building a strong foundation to enhance profitability for the long term. Initially our efforts focused on our age and source verification services. Throughout 2009, we introduced a more robust offering of verification services. We also internally developed automated processes which improved our efficiency and reduced our employee headcount. As a direct result, total verification sales and hardware sales improved. We were able to provide more verification certifications (a multiple service offering) in a single audit but this type of service has marginal increases in revenue with declining profit margins as compared to our single service offerings. Interestingly enough, because our customers were seeing more profit per head from multiple verifications at a minimal increase in cost per verification service, they increased the number of cattle within each group audited. We benefitted from increased hardware sales which has higher profit margins due to our process automation.

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

In early 2010, we began to see some of the fruits of our labor. We were able to connect food processors and packers to those suppliers that provided product verified for the specific credence attributes demanded, thereby generating a new revenue stream based upon coordination within the food supply chain. We also introduced the WFCF brand. Revenue generated from WFCF is based upon a similar supply chain sales model. Many long hours of research went into this project and currently we are working hard to market this program to the consumer. Research indicates that transparency in food production is becoming more and more important to consumers. We believe that the future growth of verification services will be achieved only through consumer awareness and demand. WFCF is a labeling program that reconnects the consumer to the farmers and ranchers that produce the food. For the consumer, it is a seal of approval on a package or an individual product that provides assurance that those marketing claims are authentic and have been verified by an accredited, unbiased third party.

During 2010, management, along with the assistance of industry consulting experts, intentionally made the decision to invest heavily in marketing our services and our WFCF labeling program to build consumer awareness. Today, we still continue to invest heavily in marketing our verification services and our WFCF brand to build consumer awareness and demand through the use of videos, television exposure, word-of-mouth and the internet. We believe we are positioning ourselves to benefit significantly in 2012 and beyond, but, of course, no assurance can be given that this investment will generate future revenue nor can we determine for how long, if at all.

Acquisition of 60% of outstanding shares of ICS

As part of our business strategy, we regularly evaluate acquisition opportunities as a means of accelerating our growth and achieving our long-term strategic objectives. On February 29, 2012, we entered into a Purchase and Exchange Agreement (the “Purchase Agreement”), by and among IMI and International Certification Services, Inc. (ICS), and other shareholders as individually named in the Agreement (collectively the “Sellers”).

Pursuant to the Purchase Agreement, on February 29, 2012 (the “Closing”) the Company acquired 60% of the issued and outstanding common stock of ICS in exchange for aggregate consideration of approximately $427,800, which includes $350,000 in cash and 172,840 shares of common stock of IMI valued at approximately $77,800 based upon the closing price of our stock on February 29, 2012, of $0.45 per share. The Purchase Agreement provides for 50% of the Shares to be held in escrow for a period of eighteen months to support any indemnification claims by us for breach of ICS representations, warranties and covenants under the Purchase Agreement. The Purchase Agreement also includes non-dilution provisions, and we have right of first refusal on the remaining 40% of the outstanding stock.

ICS is a premier provider of organic accreditation services and has a strong reputation in the organic market segment. They have a large and growing customer base that includes food retailers as well as producers and processors of fruits, vegetables, dairy, livestock and honey.  Their flagship certification program is Farm Verified Organic® – an ISO Guide 65 and IFOAM accredited program that meets the requirements of the USDA National Organic Program – that is designed for organic producers selling to the US and international markets.  ICS also offers USDA National Organic Program, Canadian Organic Regime (COR) and Food Alliance sustainability certification as well as facilitation and compliancy of European Union (EU), Japan and Bio Suisse standards.  It is estimated that the total organic market segment in the US and EU is more than $50 billion annually.

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

Current Marketplace Opportunities

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

•
US beef has been largely absent from the EU for the past 20+ years due to an EU ban on hormone-treated meat and meat products. In late 2009, the EU announced an annual duty-free quota of 20,000 metric tons for high-quality beef from cattle not treated with growth hormones (NHTC). In March 2012, the EU expanded the annual duty-free quota from 20,000 metric tons to 48,200 metric tons. NHTC requires third party verification, but with duty-free access lowering the cost of doing business in Europe, we believe that it offers significantly more potential for third party NHTC verification services and our  product line, High Quality Beef verification services.

•
One-fourth of the world's beef and nearly one-fifth of the world's grain, milk and eggs are produced in the United States. With increased consumer consciousness, Americans are demanding to know where their food comes from and how they can support development of local and regional food systems. We believe that as consumers become better educated they will have more confidence in their food purchase decisions. This demand should accelerate the growth of our “Where Food Comes From®” labeling program.

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

•
The worldwide market for certified organic products is estimated at $59.4 billion in 2010. The US market is estimated at $28.5 billion in 2010 and is expected to reach $42.5 billion by 2015. Increasing consumer demand for healthy, better-for-you products produced chemical free with sustainable agricultural practices is driving growth in the organic market. Additionally, specialty food-store chains, conventional grocery store chains and big box retailers are allocating more shelf space to organic products in order to meet the growing demand. Our acquisition of a 60% ownership investment in ICS creates a strategic transaction offering major participants in the food and agriculture industries a comprehensive range of verification services for the major food groups through a single platform.

Current Business Speculation

In 2003, the Japanese government imposed age restrictions on US beef imports to cattle aged below 20 months. Recently, Japanese sources are suggesting that the government may raise the cattle age limit for US beef exported to Japan from below 21 months of age to 30 months or younger. For many years, the US government has called for all age restrictions on beef imports to be abolished. Any agreement reached between Japan and the US would still have to be passed by Japan’s Diet, however. Historically, these discussions have not budged Japan’s strong food safety-minded approach to the issue.

Currently, age verification is conducted under a beef export verification system that uses two criteria: animal production records or physiological age. Traditional physiological methods of age verification, such as dentition, are not valid because of their inaccuracy at the 20-month age level. However, as the age of cattle progress beyond 20 months, and deciduous teeth are replaced by permanent teeth, general reliance upon cattle dentition increases because of the simplicity of the technique, record-keeping and costs involved.

All this speculation has negatively impacted our source and age verification business by approximately 25% for the second quarter ended June 30, 2012 compared to the 2011 period. However, our business is experiencing approximately 20% growth in our NHTC and Verified Natural Beef (VNB) programs as we see our domestic customers shift from source and age verification to NHTC and VNB. We are also seeing an increase in the number of “source verifications” requested in international markets. Although we cannot forecast the impact of the aforementioned speculation upon “age verifications,” we also cannot assume that Japan will change its requirement for source verification from US beef producers, especially considering that Japan has domestic traceability laws. Additionally, movement within the US for a regulatory program to address Animal Disease Traceability domestically may prove to be a significant opportunity for our business.

In summary, we know the inherent value of source and age verifications and the resulting peace of mind that is provided at the consumer level. We believe that the demand for verification, whether at the base level (source and age verification) or at a level that incorporates multiple credence factors (source and age with NHTC and VNB), will continue to grow as more consumers demand to know where their food comes from, and that is something that cattle dentition cannot provide.

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

Liquidity and Capital Resources

At June 30, 2012, we had cash and cash equivalents of $907,399 compared to $969,020 of cash and cash equivalents at December 31, 2011. Our working capital at June 30, 2012 was $1,372,189 compared to $1,523,429 at December 31, 2011.

Net cash provided by operating activities during the year to date period ended June 30, 2012 was $184,173 compared to cash provided of $303,390 during the same period in 2011. Cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock based compensation expense, and a deferred tax benefit resulting from the reversal of the valuation allowance and recognition of our deferred tax assets.

Net cash used in investing activities during the year to date period ended June 30, 2012 was $225,464, which was primarily attributable to the acquisition of 60% of the outstanding stock of ICS. Under the Agreement, we paid $350,000 in cash less approximately $135,200 in cash acquired.

Net cash used in financing activities of $20,330 during the year to date period ended June 30, 2012 was due to repayments towards notes payable and capital lease obligations of approximately $66,000, offset by proceeds of $48,000 from a stock option exercise. During the 2011 period, we received $200,000 under our new SBA loan agreement offset by repayments of approximately $76,700 towards our notes payable and approximately $20,000 in repurchases under our Stock Buyback program.

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

Off Balance Sheet Arrangements

As of June 30, 2012, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Second Quarter and Year to Date Period ended June 30, 2012 compared to the Same Period in Fiscal Year 2011

Revenues

Total revenues for the second quarter ended June 30, 2012 increased 24.1% compared to the second quarter ended June 30, 2011. We still continue to experience double-digit sales growth from quarter over comparable quarter and we believe this is significant performance in light of the current economic conditions severely impacting the food industry.

Service revenues include sales of our USVerified solutions and related consulting, program development and web-based development services. Service revenues for the second quarter ended June 30, 2012 increased approximately $234,000, or 24.9%, compared to the second quarter ended June 30, 2011. Included in our service revenues is approximately $268,000 attributable to ICS.

Speculation regarding Japanese government imposed age restrictions on US beef imports has negatively impacted our source and age verification business by approximately 25% for the second quarter ended June 30, 2012 compared to the 2011 period. However, our business is experiencing approximately 20% growth in our NHTC and Verified Natural Beef (VNB) programs as we see our domestic customers shift from source and age verification to NHTC and VNB. We are also seeing an increase in the number of “source verifications” requested in international markets. Although we cannot forecast the impact of the aforementioned speculation upon “age verifications,” we also cannot assume that Japan will change its requirement for source verification from US beef producers, especially considering that Japan has domestic traceability laws. Additionally, movement within the US for a regulatory program to address Animal Disease Traceability domestically may prove to be a significant opportunity for our business.

Service revenues for the year to date period ended June 30, 2012 increased approximately $398,000, or 24.5%, compared to 2011. Included in our service revenues is approximately $345,000 attributable to ICS. Overall, the improvement is due in large part to demand from retailers. Concerns about animal welfare continue to drive retailers to make program decisions based on animal handling, care, well-being and welfare programs. In late 2010, we introduced a revenue stream specific to conducting animal welfare audits on pork, beef and chicken farmers and ranchers that supply specialty retailers. This program is having a significant impact on our service revenues and we believe this trend will continue to grow. We also continue to see increased demand in our NHTC verification program.

Product sales are primarily sales of cattle identification ear tags. Product sales for the second quarter and year to date period ended June 30, 2012 increased 7.7% and 10.6%, respectively, compared to the second quarter and year to date period ended June 30, 2011. The increase was due to increased volume in the quantity of tags sold in connection with our NHTC and Verified Natural verification programs.

Other revenue primarily represents the fees earned from our WFCF labeling program. Other revenue for the second quarter and year to date period ended June 30, 2012 increased dramatically compared to the second quarter and year to date period ended June 30, 2011. This revenue source is still in its infancy and we anticipate exponential growth in the future as more and more food producers continue to show interest in this product offering.

Cost of Sales and Gross Margin

Cost of sales for the second quarter ended June 30, 2012 were approximately $641,200 compared to $448,300 during the second quarter 2011. Included in our cost of sales is approximately $136,700 attributable to ICS.  Gross margin for the second quarter 2012 decreased to 54.1% of revenues compared to 60.2% for the second quarter ended June 30, 2011.

Cost of sales for the year to date period ended June 30, 2012 were approximately $1,099,600 compared to $818,000 during 2011. Included in our cost of sales is approximately $173,700 attributable to ICS.  Gross margin for the year to date period ended June 30, 2012 decreased to 54.7% of revenues compared to 58.0% for the year to date period ended June 30, 2011.

Our gross margins for 2012 are slightly declining compared to 2011, partially because ICS currently operates at a lower gross margin and due to shifts in our sales mix. Many of our customers are transitioning from verification of a single attribute to verification of multiple attributes performed in a single audit. A multiple attribute type of audit provides a slight increase in revenue but costs us more time to complete the audit, thereby resulting in lower gross margins as compared to our single service offerings. For a more detailed discussion regarding profitability, read “Management’s Strategy” above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter 2012 were $581,369, an increase of $187,894, or 47.8% over the second quarter 2011. Included in our selling, general and administrative expenses is approximately $143,400 attributable to ICS.

Excluding ICS expenses, our selling, general and administrative expenses for the second quarter 2012 increased approximately $44,000 over the second quarter 2011. The increase was partly due to $23,700 recorded as amortization expense based on the provisional amount of the component of intangible assets of $355,000 for customer lists, using an estimated five year useful life. Approximately $21,000 was predominately attributable to an increase in salaries associated with two additional employees. One of these employees is dedicated solely to promoting WFCF and IMI via various marketing channels and social media sites, including Facebook and Twitter. The other employee is specifically dedicated to marketing our products within retail sales channels, and for building brand awareness.

Selling, general and administrative expenses for the year to date period ended June 30, 2012 were $1,069,506, an increase of $309,024, or 40.6% over 2011. Included in our selling, general and administrative expenses is approximately $188,900 attributable to ICS.

Excluding ICS expenses, our selling, general and administrative expenses for the year to date period ended June 30, 2012 increased approximately $120,000 over 2011. Approximately $23,700 was recorded as amortization expense based on the provisional amount of the component of intangible assets of $355,000 for customer lists, using an estimated five year useful life. Another $45,000 of the increase was in salaries associated with two additional employees. One of these employees is dedicated solely to promoting WFCF and IMI via various marketing channels and social media sites, including Facebook and Twitter. The other employee is specifically dedicated to marketing our products within retail sales channels, and for building brand awareness. Also included in selling, general and administrative expenses for 2012, is approximately $15,000 in additional spending for consulting, marketing and advertising WFCF, $29,000 in accounting, advisory and legal fees specifically related to the acquisition of ICS, and approximately $11,000 in additional costs related to various mandates required of public companies.

Income Tax Benefit

For tax purposes, utilization of our net operating loss ("NOL") carry forwards offset any taxes due and reduced our effective tax rate for the second quarter and year to date period ended June 30, 2012. During 2012, we recorded a deferred tax benefit of $409,632 by reversing our valuation allowance after concluding the likelihood for a full realization of the benefits of our deferred tax assets is more likely than not.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to IMI shareholders for the second quarter ended June 30, 2012 was $304,252 or $0.01 per basic and diluted common share, compared to net income of $276,944 or $0.01 per basic and diluted common share for the second quarter ended June 30, 2011. The benefit from income taxes that we recorded related to the reversal of our valuation allowance on our deferred tax assets had an impact of approximately $0.01 per share on a dilutive basis for the second quarter 2012.

Net income attributable to IMI shareholders for the year to date period ended June 30, 2012 was $666,385 or $0.03 per basic and diluted common share, compared to net income of $354,367 or $0.02 per basic and diluted common share for the year to date period ended June 30, 2011. The benefit from income taxes that we recorded related to the reversal of our valuation allowance on our deferred tax assets had an impact of approximately $0.02 per share on a dilutive basis for the year to date period ended June 30, 2012.

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

Internal Control Over Financial Reporting

Except as described below, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On February 29, 2012, we completed our acquisition of 60% of the issued and outstanding common stock of ICS. We are in the process of integrating ICS into our overall internal control over financial reporting process.  See Note 2 to the accompanying condensed consolidated financial statements for additional information on the ICS acquisition.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2011 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2012, there have been no material changes to the risks disclosed in our most recent Annual Report on Form 10−K. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market. Repurchased shares under the Stock Buyback Plan by year are as follows:

For the year to date period ended:	Number of Shares	Cost of Shares	Average Cost per Share

December 31, 2008	57,200	$16,124	$0.28
December 31, 2009	22,325	4,020	$0.18
December 31, 2010	171,031	27,273	$0.16
December 31, 2011	247,691	61,597	$0.25
June 30, 2012	5,000	2,270	$0.45
Total	503,247	$111,284	$0.22

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

Date: July 31, 2012	Integrated Management Information, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

By:	/s/ Dannette D. Henning
Chief Financial Officer