Form 10-Q
period 2012-09-30
Integrated Management Information, Inc.
filed 2012-11-05
CIK 1360565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly period ended September 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________

Commission File No. 333-133624

INTEGRATED MANAGEMENT INFORMATION, INC.

(Name of Small Business Issuer in its charter)

Colorado	43-1802805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐     No ☒

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of October 26, 2012 was 21,173,799.

Integrated Management Information, Inc.
Table of Contents
September 30, 2012

Part 1 - Financial Information

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 4.	Controls and Procedures	27

Part II - Other Information

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6.	Exhibits	28

Integrated Management Information, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,349,740	$969,020
Accounts receivable, net	468,831	226,760
Investment in marketable securities	19,853	283,511
Prepaid expenses and other current assets	43,677	36,776
Deferred tax assets	242,944	224,350
Total current assets	2,125,045	1,740,417
Property and equipment, net	117,188	57,354
Intangible assets, net	331,336	9,205
Goodwill	377,581	—
Long-term deferred tax assets	376,481	—
Total assets	$3,327,631	$1,806,976

Liabilities and Equity
Current liabilities:
Accounts payable	$245,645	$148,384
Accrued expenses and other current liabilities	97,191	42,960
Customer deposits	28,533	—
Deferred revenue	161,517	—
Short-term debt and current portion of notes payable	20,823	25,644
Current portion of capital lease obligations	6,975	—
Total current liabilities	560,684	216,988
Capital lease obligations, net of current portion	15,990	—
Notes payable and other long-term debt	164,068	176,201
Notes payable, related party	200,000	250,000
Total liabilities	940,742	643,189

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 21,677,046 (2012) and 21,049,006 (2011) shares issued, and 21,173,799 (2012) and 20,550,759 (2011) shares outstanding	21,677	21,049
Additional paid-in-capital	3,615,708	3,416,343
Treasury stock of 503,247 (2012) and 498,247 (2011) shares	(111,284)	(109,014)
Accumulated other comprehensive income (loss)	250	(6,693)
Accumulated deficit	(1,427,710)	(2,157,898)
Total Integrated Management Information, Inc. equity	2,098,641	1,163,787
Non-controlling interest	288,248	—
Total equity	2,386,889	1,163,787
Total liabilities and stockholders’ equity	$3,327,631	$1,806,976

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Quarter ended
	September 30,	September 30,
	2012	2011
Revenues:
Service revenues	$1,237,215	$892,360
Product sales	268,750	331,004
Other revenue	39,196	26,707
Total revenues	1,545,161	1,250,071
Costs of revenues:
Labor and other costs of services	543,362	329,969
Costs of products	198,862	248,959
Total costs of revenues	742,224	578,928
Gross profit	802,937	671,143
Selling, general and administrative expenses	686,538	460,357
Income from operations	116,399	210,786
Other expense (income):
Interest expense	6,068	7,046
Gain on sale of marketable securities	(9,581)	—
Other income, net	(556)	(210)
Income before income taxes	120,468	203,950
Income tax expense	46,500	—
Net income	73,968	203,950
Net income attributable to non-controlling interest	(10,336)	—
Net income attributable to Integrated Management Information, Inc.	$63,632	$203,950

Net income per share:
Basic	$—	$0.01
Diluted	$—	$0.01

Weighted average number of common shares outstanding:
Basic	21,063,153	20,643,862
Diluted	21,798,484	20,838,047

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Year to date ended
	September 30,	September 30,
	2012	2011
Revenues:
Service revenues	$3,255,266	$2,512,652
Product sales	625,986	653,999
Other revenue	90,375	30,712
Total revenues	3,971,627	3,197,363
Costs of revenues:
Labor and other costs of services	1,387,499	920,594
Costs of products	454,279	476,355
Total costs of revenues	1,841,778	1,396,949
Gross profit	2,129,849	1,800,414
Selling, general and administrative expenses	1,755,873	1,220,839
Income from operations	373,976	579,575
Other expense (income):
Interest expense	19,761	22,496
Gain on sale of marketable securities	(12,155)	—
Other income, net	(3,909)	(1,238)
Income before income taxes	370,279	558,317
Income tax benefit	(362,972)	—
Net income	733,251	558,317
Net income attributable to non-controlling interest	(3,063)	—
Net income attributable to Integrated Management Information, Inc.	$730,188	$558,317

Net income per share:
Basic	$0.04	$0.03
Diluted	$0.03	$0.03

Weighted average number of common shares outstanding:
Basic	20,843,311	20,667,409
Diluted	21,571,396	20,896,852

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Quarter ended		Year to date ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

Net income	$73,968	$203,950	$733,251	$558,317
Unrealized gain on marketable securities	3,449	—	250	—
Comprehensive income	77,417	203,950	733,501	558,317
Comprehensive income attributable to non controlling interest	(10,336)	—	(3,063)	—
Comprehensive income attributable to Integrated Management Information, Inc.	$67,081	$203,950	$730,438	$558,317

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Year to date ended September 30,
	2012	2011

Net cash provided by operating activities	$317,877	$639,803

Investing activities:
Acquisition of International Certification Services, Inc., net of cash acquired	(214,774)	—
Proceeds from sale of marketable securities	282,756	—
Purchases of property and equipment	(22,529)	—
Purchases of other long term assets	(13,664)	(7,155)
Net cash provided by (used in) investing activities	31,789	(7,155)

Financing activities:
Proceeds from notes payable	—	200,000
Repayments of notes payable	(66,954)	(82,787)
Repayments of capital lease obligations	(5,820)	—
Proceeds from stock option exercise	106,098	1,800
Stock repurchase under Buyback Program	(2,270)	(47,368)
Net cash provided by financing activities	31,054	71,645
Net change in cash and cash equivalents	380,720	704,293
Cash and cash equivalents at beginning of period	969,020	513,076
Cash and cash equivalents at end of period	$1,349,740	$1,217,369

The accompanying notes are an integral part of these financial statements.

Integrated Management Information, Inc.
Condensed Consolidated Statement of Equity
(Unaudited)

	Integrated Management Information, Inc.
	Common Stock		Additional Paid-in	Treasury	Other Comprehensive	Accumulated	Non-controlling
	Shares	Amount	Capital	Stock	(Loss) Gain	Deficit	Interest	Total
Balance at December 31, 2011	20,550,759	$21,049	$3,416,343	$(109,014)	$(6,693)	$(2,157,898)	$—	$1,163,787
Acquisition of International Certification Services, Inc.:
Shares issued	172,840	173	77,605	—	—	—	—	77,778
Non-controlling interest	—	—	—	—	—	—	285,185	285,185
Stock-based compensation expense	—	—	16,117	—	—	—	—	16,117
Stock repurchase on the open market	(5,000)	—	—	(2,270)	—	—	—	(2,270)
Issuance of common shares upon exercise of options	455,200	455	105,643	—	—	—	—	106,098
Unrealized gain on marketable securities	—	—	—	—	6,943	—	—	6,943
Net income attributable to IMI common shareholders	—	—	—	—	—	730,188	3,063	733,251
Balance at September 30, 2012	21,173,799	$21,677	$3,615,708	$(111,284)	$250	$(1,427,710)	$288,248	$2,386,889

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the results of operations, financial position and cash flows of Integrated Management Information, Inc. and its majority-owned subsidiary, ICS (collectively referred to as “we,” “us,” and “our” throughout this Form 10-Q). All intercompany balances have been eliminated.

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2011, included in our Form 10-K filed on March 26, 2012. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the third quarter and year to date period ended September 30, 2012 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

Pursuant to the Purchase Agreement, on February 29, 2012 (the “Closing”) the Company acquired 60% of the issued and outstanding common stock of ICS in exchange for aggregate consideration of approximately $427,800, which included $350,000 in cash and 172,840 shares of common stock of IMI valued at approximately $77,800 based upon the closing price of our common stock on February 29, 2012, of $0.45 per share. The Purchase Agreement provides for 50% of the Shares to be held in escrow for a period of eighteen months to support any indemnification claims by us for breach of ICS representations, warranties and covenants under the Purchase Agreement. The Purchase Agreement also includes non-dilution provisions, and we have right of first refusal on the remaining 40% of the outstanding stock. The transaction was accounted for using the acquisition method of accounting.

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

The purchase price allocation is preliminary and subject to change, as an analysis has not been completed as of the date of this report as we are still reviewing all of the underlying assumptions and calculations used in the allocation. However, the table below summarizes the provisional fair values assigned to the assets and liabilities acquired in addition to the excess of the purchase price over the net assets acquired:

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

Integrated Management Information, Inc.

Notes to the Condensed Consolidated Financial Statements

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

From the February 29, 2012 acquisition date through September 30, 2012, ICS revenues and net income were approximately $714,500 and $7,700, respectively. The following unaudited pro forma information presents the results of operations for the year to date period ended September 30, 2012 and 2011, as if the acquisition of ICS had occurred on January 1, 2012 and 2011.

	Year to Date period ended
	September 30,	September 30,
	2012	2011
Total revenue	$4,140,100	$4,072,100
Net income	$702,400	$514,500
Diluted earnings per share	$0.03	$0.02

Included in the pro forma information for the year to date period ended September 30, 2012, is approximately $50,500 in accounting, advisory and legal fees incurred related to the acquisition of ICS.

As of September 30, 2012, we have recorded approximately $30,700 in accounting, advisory and legal fees related to the acquisition of ICS. Additionally, we have recorded approximately $41,400 in amortization expense based on the provisional amount of the component of intangible assets of $355,000 for customer lists, using an estimated five year useful life. These amounts are reported within selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the year to date period ended September 30, 2012.

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

Integrated Management Information, Inc.

Notes to the Condensed Consolidated Financial Statements

The following schedule is a reconciliation of the share data used in the basic and diluted income per share computations:

	Quarter ended		Year to Date ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Basic:
Weighted average shares outstanding	21,063,153	20,643,862	20,843,311	20,667,409

Diluted:
Weighted average shares outstanding	21,063,153	20,643,862	20,843,311	20,667,409
Weighted average effects of dilutive securities	735,331	194,185	728,085	229,443
Total	21,798,484	20,838,047	21,571,396	20,896,852

Antidilutive securities:	100,000	287,500	100,000	287,500

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

The fair value of stock options is estimated using the Black-Scholes option-pricing model, which incorporates ranges of assumptions for inputs. Our assumptions are as follows:

•	Dividend yield is based on our historical and anticipated policy of not paying cash dividends.
•	Expected volatility assumptions were derived from our actual volatilities.
•	The risk-free interest rate is based on the US Treasury yield curve in effect at the date of grant with maturity dates approximately equal to the expected term at the grant date.
•	The expected term of options represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, based on historical exercise patterns, which we believe are representative of future behavior.

For the year to date period ended September 30, 2012 and 2011, stock options to purchase 100,000 and 220,000 shares of common stock were granted, respectively. The fair value of stock options granted was estimated using the following assumptions:

	For the Quarter ended		For the Year to Date Period ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011

Expected term of options from date of grant	8 years	N/A	8 years	8 years
Risk free interest rate	2.56%	N/A	2.56%	2.26%
Expected volatility	212.5%	N/A	212.5%	229.6%
Assumed dividend yield	0%	N/A	0%	0%

Stock-based compensation expense for the third quarter ended September 30, 2012 and 2011 was $7,335 and $4,394, respectively. Stock-based compensation expense for the year to date period ended September 30, 2012 and 2011 was $16,117 and $8,782, respectively. Stock-based compensation expense has been included in general and administrative expenses.

Integrated Management Information, Inc.

Notes to the Condensed Consolidated Financial Statements

Stock Option Plan Activity

Stock option activity under our Plans is summarized as follows:

	Number of	Weighted Avg. Exercise Price	Weighted Avg. Fair Value	Weighted Avg. Remaining Contractual Life	Aggregate
	Options/Warrants	per Share	per Share	(in years)	Intrinsic Value

Outstanding, December 31, 2011	1,321,000	$0.25	$0.07	2.83
Granted	100,000	$1.15	$1.15	9.72
Exercised	(455,200)	$0.23	$0.04	0.47
Canceled	—	$—	$—	—
Outstanding, September 30, 2012	965,800	$0.35	$0.20	3.54	$1,066,243
Exercisable, September 30, 2012	719,126	$0.26	$0.07	1.63	$858,767

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on September 30, 2012 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on September 30, 2012.

Note 5 - Stock Buyback Plan

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market. Repurchased shares under the Stock Buyback Plan by year are as follows:

For the year to date period ended:	Number of Shares	Cost of Shares	Average Cost per Share

December 31, 2008	57,200	$16,124	$0.28
December 31, 2009	22,325	4,020	$0.18
December 31, 2010	171,031	27,273	$0.16
December 31, 2011	247,691	61,597	$0.25
September 30, 2012	5,000	2,270	$0.45
Total	503,247	$111,284	$0.22

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

Integrated Management Information, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 6 – Income Taxes

Deferred tax assets and liabilities have been determined based upon the differences between the financial statement amounts and the tax bases of assets and liabilities as measured by enacted tax rates expected to be in effect when these differences are expected to reverse. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our net operating loss (NOL) carry forwards are the most significant component of our deferred tax assets; however, the ultimate realization of our deferred tax assets is dependent upon generation of future taxable income. We consider past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. Utilization of our NOL carry forwards reduces our federal and state income tax liability incurred.

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

During the third quarter and year to date periods ended September 30, 2012 and 2011, utilization of NOL carry forwards reduced our effective tax rate. For the third quarter and year to date period ended September 30, 2012, we recorded income tax expense of approximately $46,500 and an income tax benefit of approximately $363,000, respectively. The income tax benefit for the nine months ended September 30, 2012 included the effect of reversing the remainder of our valuation allowance that existed as of December 31, 2011 after concluding the likelihood for a full realization of the benefits of our deferred tax assets is more likely than not.

Note 7 – Investments in Marketable Securities

The following table summarizes our investments in marketable securities.

September 30, 2012
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Equity securities	$19,603	$250	$—	$19,853

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

Our investments in available-for-sale marketable securities include individual corporate equity securities. For these securities, we use quoted prices in active markets for identical assets to determine their fair value, thus they are considered to be Level 1 instruments under the fair value hierarchy. The method described may produce a fair value calculation that may not be indicative of net realizable value of future fair values. Although we believe our valuation method is appropriate, the use of a different methodology or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

During the third quarter ended September 30, 2012, we sold a significant portion of our marketable securities and reinvested the cash in money market accounts to be used for operations and potential acquisitions. A gain from the sale of marketable securities of $9,581 and $12,155 was recognized for the third quarter and year to date period ended September 30, 2012, respectively. The gain has been recorded in other income on the statement of operations.

Note 8 - Notes Payable

Notes payable consist of the following:

	September 30,	December 31,
	2012	2011

Equipment Note Payable	$4,271	$11,630
Lapaseotes Note Payable - Related Party	200,000	250,000
Great Western Bank SBA Loan	180,620	190,215
	384,891	451,845
Less current portion of notes payable and other long-term debt	20,823	25,644
Notes payable and other long-term debt	$364,068	$426,201

Equipment Note Payable

In 2009, we issued a note payable in the amount of $35,963 for the purchase of a vehicle. Interest and principal payments are due in equal monthly installments of $870 over four years beginning March 17, 2009. This note bears an interest rate of 7.4% per annum and is collateralized by the vehicle.

Integrated Management Information, Inc.

Notes to the Condensed Consolidated Financial Statements

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

Great Western Bank SBA Loan

On April 22, 2011, we entered into a U.S. Small Business Administration (“SBA”) Note with Great Western Bank. This note, which matures on May 1, 2021, provides for $200,000 in additional working capital. The interest rate is at prime plus 2.5% and is adjusted quarterly. Principal and interest are payable monthly. As of September 30, 2012, the effective interest rate is 5.75%. The note can be prepaid without penalties and contains certain customary affirmative and negative covenants.

The loan agreement is collateralized by the accounts receivable, property and equipment, and intangible assets of the Company. The note is further guaranteed by John and Leann Saunders, significant shareholders, officers and members of the Company’s Board of Directors, with a security interest in 3,000,000 shares of the Company’s common stock, which are personally owned by the Saunders.

ICS Revolving Line of Credit

ICS has a revolving line of credit (LOC) agreement which matures on April 4, 2014, and provides for $70,050 in working capital. The interest rate is at the bank index rate less 0.5% and is adjusted daily. Interest is calculated using a 360 day year. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only is due, with the principal balance due on maturity. As of September 30, 2012, the effective interest rate is 5.75%. The LOC is collateralized by all the business assets of ICS. As of the date of acquisition and through September 30, 2012, ICS had no amounts outstanding under this LOC.

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

Integrated Management Information, Inc.

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2012, future minimum lease payments are as follows:

Years Ending December 31,	Amount
2012 (remaining three months)	$18,257
2013	73,481
2014	74,256
2015	32,135
Thereafter	3,939
Total lease commitments	$202,068

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

As of September 30, 2012, future minimum lease payments for capital leases are as follows:

Years Ending December 31,	Amount
2012 (remaining three months)	$2,775
2013	6,422
2014	4,860
2015	4,860
2016 and thereafter	6,657
Future minimum lease payments	25,574
Less amount representing interest	(2,609)
Present value of net minimum lease payments	22,965
Less current portion	(6,975)
Capital lease obligations	$15,990

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

Legal proceedings

From time to time, we may become involved in various unresolved legal actions, administrative proceedings and claims in the ordinary course of business. Although it is not possible to predict with certainty the outcome of these unresolved actions, we do not believe, based on current knowledge, that any legal proceeding or claim is likely to have a material effect on our financial position, results of operations or cash flows. We are not aware of any such legal actions, proceedings or claims as of September 30, 2012.

Note 10 - Recent Accounting Pronouncements

In 2011, the Financial Accounting Standards Board (“FASB”) issued two Accounting Standards Updates (“ASU”) which amend guidance for the presentation of comprehensive income. The amended guidance requires an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The previous option to report other comprehensive income and its components in the statement of shareholders’ equity was eliminated. Although the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under existing guidance. We elected to report other comprehensive income and its components in a separate statement of comprehensive income for the quarter and year to date period ended September 30, 2012 and 2011. The adoption of these ASU’s did not have a material impact on our financial statements.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our condensed consolidated financial statements.

Note 11 – Supplemental Cash Flow Information

	Year to date ended September 30,
	2012	2011
Cash paid during the year:
Interest on Lapaseotes Notes - related party	$10,333	$11,392
Other interest	$8,280	$6,521
Income taxes	$10,120	$—

Non-cash investing and financing activities:
Unrealized gain on marketable securities	$6,943	$—
Assets acquired under capital lease obligations	$22,258	$—
Common stock issued in connection with ICS acquisition	$77,778	$—

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

We were incorporated in 1998 as a Missouri corporation. In March, 2005, we reincorporated in Delaware, and in March 2006, we changed our domicile from Delaware to Colorado. Until December 31, 2004, we were structured as a Subchapter S corporation and on January 1, 2005, we converted to a Subchapter C corporation.

We provide our owned and operated online products and services which specialize in identification and traceability, process/production-practice/supply verification, document control for USDA verification programs and third party auditing services. We apply information technology to the agriculture, livestock and food industry by addressing the growing importance of marketing claims such as: source of origin information, genetic background, animal treatment, animal health history, animal age, animal movements, nutrition, carbon credits and other credence attributes. Our solutions provide assurance regarding those claims made that cannot be confirmed by visual inspection once the product reaches the retail food case and is marketed to the consumer. We have developed a range of proprietary web-based applications, consulting methodologies, auditing processes, and other services to allow the livestock and food industry to record, manage, report, and audit this information. Our solutions help our customers establish their own systems, meet government regulations, create their own premium brand identity, gain cost efficiencies and command a higher price for their product.

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

Pursuant to the Purchase Agreement, on February 29, 2012 (the “Closing”) the Company acquired 60% of the issued and outstanding common stock of ICS in exchange for aggregate consideration of approximately $427,800, which included $350,000 in cash and 172,840 shares of common stock of IMI valued at approximately $77,800, based upon the closing price of our stock on February 29, 2012, of $0.45 per share. The Purchase Agreement provides for 50% of the Shares to be held in escrow for a period of eighteen months to support any indemnification claims by us for breach of ICS representations, warranties and covenants under the Purchase Agreement. The Purchase Agreement also includes non-dilution provisions, and we have right of first refusal on the remaining 40% of the outstanding stock.

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

ICS represents an opportunity to extend the range of our existing programs and establish our capabilities in other major food groups, including poultry, grain, fruits and vegetables and dairy when sold as fresh, processed or packaged goods. We believe this acquisition has tremendous synergies for both IMI and ICS. As industry leaders in our respective product and service offerings, we are now positioned to offer our customers new solutions across the verification and certification spectrum. We also believe it provides diversification for our company in the produce, grain and dairy industries. It should enable us to better serve our customers, as well as accelerate our revenue growth, be accretive to earnings and provide another avenue for our WFCF program.

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

Current Business Speculation

In 2003, the Japanese government imposed age restrictions on US beef imports to cattle aged below 21 months. Recently, Japanese sources are suggesting that the government may raise the cattle age limit for US beef exported to Japan from below 21 months of age to 30 months or younger. For many years, the US government has called for all age restrictions on beef imports to be abolished. Any agreement reached between Japan and the US would still have to be passed by Japan’s Diet, however. Historically, these discussions have not budged Japan’s strong food safety-minded approach to the issue.

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

All this speculation has negatively impacted our source and age verification business. However, our business is experiencing growth in our NHTC and Verified Natural Beef (VNB) programs as we see our domestic customers shift from source and age verification to NHTC and VNB. We are also seeing an increase in the number of “source verifications” requested in international markets. Although we cannot forecast the impact of the aforementioned speculation upon “age verifications,” we also cannot assume that Japan will change its requirement for source verification from US beef producers, especially considering that Japan has domestic traceability laws. Additionally, movement within the US for a regulatory program to address Animal Disease Traceability domestically may prove to be a significant opportunity for our business.

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

Liquidity and Capital Resources

At September 30, 2012, we had cash and cash equivalents of $1,349,740 compared to $969,020 of cash and cash equivalents at December 31, 2011. Our working capital at September 30, 2012 was $1,564,361 compared to $1,523,429 at December 31, 2011.

Net cash provided by operating activities during the year to date period ended September 30, 2012 was $317,877 compared to cash provided of $639,803 during the same period in 2011. Cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock based compensation expense, a deferred tax benefit resulting from the reversal of the valuation allowance and recognition of our deferred tax assets. Fluctuations are primarily due to the timing of cash receipts and cash disbursements offset by operating performance.

Net cash provided by investing activities during the year to date period ended September 30, 2012 was $31,789 compared to net cash used of $7,155 in the 2011 period. Net cash provided in 2012 was due to proceeds of $282,756 from the sale of marketable securities partially offset by the acquisition of 60% of the outstanding stock of ICS in which we paid $350,000 in cash less approximately $135,200 in cash acquired. Additionally, we spent $22,529 towards property and equipment and $13,664 to renew our USDA Accreditation.

Net cash provided by financing activities during the year to date period ended September 30, 2012 was $31,054 compared to $71,645 in the 2011 period. Net cash provided in 2012 was due to proceeds of $106,098 from stock option exercises offset by repayments towards notes payable and capital lease obligations of approximately $73,000. During the 2011 period, we received $200,000 under our new SBA loan agreement offset by repayments of approximately $82,787 towards our notes payable and approximately $47,368 in repurchases under our Stock Buyback program.

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

The loan agreement is secured by the accounts receivable, property and equipment, and intangible assets of the Company. The Note is further guaranteed by John and Leann Saunders, founders of the Company, with a security interest in 3,000,000 shares of the Company’s common stock, which are personally owned by the Saunders.

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

Off Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Third Quarter and Year to Date Period ended September 30, 2012 compared to the Same Period in Fiscal Year 2011

Revenues

Total revenues for the third quarter and year to date period ended September 30, 2012 increased 23.6% and 24.2%, respectively, compared to the third quarter and year to date period ended September 30, 2011. On a consolidated basis, we still continue to experience double-digit sales growth from quarter over comparable quarter and we believe this is significant performance in light of the current economic conditions severely impacting the food industry.

Service revenues include sales of our USVerified solutions and related consulting, program development and web-based development services. Service revenues for the third quarter ended September 30, 2012 increased approximately $344,900, or 38.6%, compared to the third quarter ended September 30, 2011. Included in our service revenues is approximately $369,900 attributable to ICS.

Speculation regarding Japanese government imposed age restrictions on US beef imports has negatively impacted our source and age verification business by approximately 18% for the third quarter ended September 30, 2012 compared to the 2011 period. However, our business is experiencing approximately 15% growth in our NHTC, Verified Natural Beef (VNB), and other verification programs. We are seeing our domestic customers shift from source and age verification to NHTC and VNB. We are also seeing an increase in the number of “source verifications” requested in international markets. Although we cannot forecast the impact of the aforementioned speculation upon “age verifications,” we also cannot assume that Japan will change its requirement for source verification from US beef producers, especially considering that Japan has domestic traceability laws. Additionally, movement within the US for a regulatory program to address Animal Disease Traceability domestically may prove to be a significant opportunity for our business.

Service revenues for the year to date period ended September 30, 2012 increased approximately $743,000, or 29.6%, compared to 2011. Included in our service revenues is approximately $714,000 attributable to ICS. Overall, the improvement is due in large part to demand from retailers, offset by speculation over the Japanese markets. Concerns about animal welfare continue to drive retailers to make program decisions based on animal handling, care, well-being and welfare programs. In late 2010, we introduced a revenue stream specific to conducting animal welfare audits on pork, beef and chicken farmers and ranchers that supply specialty retailers.

Product sales are primarily sales of cattle identification ear tags. Product sales for the third quarter and year to date period ended September 30, 2012 decreased 18.8% and 4.3%, respectively, compared to the third quarter and year to date period ended September 30, 2011. The decrease was due to decreased volume in the quantity of tags sold in connection with our Source and Age verification programs.

Other revenue primarily represents the fees earned from our WFCF labeling program. Other revenue for the third quarter and year to date period ended September 30, 2012 increased 46.8% and 194.3% compared to the third quarter and year to date period ended September 30, 2011, respectively. This revenue source is still in its infancy and we anticipate exponential growth in the future as more and more food producers continue to show interest in this product offering.

Cost of Sales and Gross Margin

Cost of sales for the third quarter ended September 30, 2012 were approximately $742,200 compared to $578,900 during the third quarter 2011. Included in our cost of sales is approximately $202,300 attributable to ICS. Gross margin for the third quarter 2012 decreased to 52.0% of revenues compared to 53.7% for the third quarter ended September 30, 2011.

Cost of sales for the year to date period ended September 30, 2012 were approximately $1,841,800 compared to $1,396,900 during 2011. Included in our cost of sales is approximately $375,900 attributable to ICS. Gross margin for the year to date period ended September 30, 2012 decreased to 53.6% of revenues compared to 56.3% for the year to date period ended September 30, 2011.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter 2012 were approximately $686,500, an increase of $226,200, or 49.1% over the third quarter 2011. Included in our selling, general and administrative expenses is approximately $141,700 attributable to ICS.

Excluding ICS expenses, our selling, general and administrative expenses for the third quarter 2012 increased approximately $83,000 over the third quarter 2011. The increase was partly due to $17,750 recorded as amortization expense based on the provisional amount of the component of intangible assets of $355,000 for customer lists, using an estimated five year useful life. Approximately $21,000 was predominately attributable to an increase in salaries associated with two additional employees. One of these employees is dedicated solely to promoting WFCF and IMI via various marketing channels and social media sites, including Facebook and Twitter. The other employee is specifically dedicated to marketing our products within retail sales channels, and for building brand awareness. Additionally, we accrued $60,000 in contract settlement expenses associated with the termination of a joint venture agreement established in 2010. The purpose of the joint venture was to conduct business in Guatemala, Latin America, South America and Mexico. After two years, the joint venture failed at its attempts to develop the business. The settlement releases us from any further obligations under the agreement.

Selling, general and administrative expenses for the year to date period ended September 30, 2012 were approximately $1,755,900, an increase of $535,000, or 43.8% over 2011. Included in our selling, general and administrative expenses is approximately $330,600 attributable to ICS.

Excluding ICS expenses, our selling, general and administrative expenses for the year to date period ended September 30, 2012 increased approximately $202,700 over 2011. Approximately $41,400 was recorded as amortization expense based on the provisional amount of the component of intangible assets of $355,000 for customer lists, using an estimated five year useful life. Another $45,000 of the increase was in salaries associated with two additional employees. One of these employees is dedicated solely to promoting WFCF and IMI via various marketing channels and social media sites, including Facebook and Twitter. The other employee is specifically dedicated to marketing our products within retail sales channels, and for building brand awareness. Also included in selling, general and administrative expenses for 2012, is approximately $15,000 in additional spending for consulting, marketing and advertising WFCF, $29,000 in accounting, advisory and legal fees specifically related to the acquisition of ICS, $60,000 in contract settlement expense related to the joint venture previously discussed and approximately $11,000 in additional costs related to various mandates required of public companies.

Income Tax Benefit

During the third quarter and year to date periods ended September 30, 2012 and 2011, utilization of NOL carry forwards reduced our effective tax rate. For the third quarter and year to date period ended September 30, 2012, we recorded income tax expense of approximately $46,500 and an income tax benefit of approximately $363,000, respectively. The income tax benefit for the nine months ended September 30, 2012 included the effect of reversing the remainder of our valuation allowance that existed as of December 31, 2011 after concluding the likelihood for a full realization of the benefits of our deferred tax assets is more likely than not.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to IMI shareholders for the third quarter ended September 30, 2012 was approximately $63,600 or less than a penny per basic and diluted common share, compared to net income of $203,950 or $0.01 per basic and diluted common share for the third quarter ended September 30, 2011.

Net income attributable to IMI shareholders for the year to date period ended September 30, 2012 was approximately $730,200, or $0.03 and $0.04 per basic and diluted common share, respectively, compared to net income of approximately $558,300 or $0.03 per basic and diluted common share for the year to date period ended September 30, 2011. The benefit from income taxes that we recorded related to the reversal of our valuation allowance on our deferred tax assets had an impact of approximately $0.02 per share on a dilutive basis for the year to date period ended September 30, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Compliance Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective based on our evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2011 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 30, 2012, there have been no material changes to the risks disclosed in our most recent Annual Report on Form 10−K. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the acquisition of 60% of the issued and outstanding stock of ICS, we issued 172,840 shares of common stock of IMI valued at approximately $77,800 based upon the closing price of our stock on February 29, 2012, of $0.45 per share. These shares were issued pursuant to the exemption from registration provided by Section 4 (2) of the Securities Act of 1933. The shares bear a legend restricting the sale, transfer or exchange, and may only be sold, transferred or exchanged pursuant to a registration of such shares or a valid exemption therefrom.

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market. Repurchased shares under the Stock Buyback Plan by year are as follows:

For the year to date period ended:	Number of Shares	Cost of Shares	Average Cost per Share

December 31, 2008	57,200	$16,124	$0.28
December 31, 2009	22,325	4,020	$0.18
December 31, 2010	171,031	27,273	$0.16
December 31, 2011	247,691	61,597	$0.25
September 30, 2012	5,000	2,270	$0.45
Total	503,247	$111,284	$0.22

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

Date: November 5, 2012	Integrated Management Information, Inc.
	By:	/s/ John K. Saunders
Chief Executive Officer

By:	/s/ Dannette D. Henning
Chief Financial Officer

