Form 10-K
period 2012-12-31
Where Food Comes From, Inc.
filed 2013-03-06
CIK 1360565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 333-133634

WHERE FOOD COMES FROM, INC.
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
Yes ☐ No ☒

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of February 26, 2013 was 21,458,799. The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2012, the last business day of our most recently completed second fiscal quarter was $11,878,070.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

ITEM 1.	BUSINESS

GENERAL

Where Food Comes From, Inc.  and its subsidiary (“WFCF,” the “Company,” “our,” “we,” or “us,”) provides verification and certification solutions for the agriculture, livestock and food industry.  We provide our owned and operated online products and services which specialize in identification and traceability, process/production-practice/supply verification, document control for United States Department of Agriculture (“USDA”) and other verification programs and third party auditing services. Our services ensure compliance with governmental and private standards by providing transparency and value in food products for both producers and consumers world-wide.

We were incorporated in 1998 as a Missouri corporation. In March, 2005, we reincorporated in Delaware, and in March 2006, we changed our domicile from Delaware to Colorado. Until December 31, 2004 we were structured as a Subchapter S corporation and on January 1, 2005, we converted to a Subchapter C corporation.

In late 2012, we changed our corporate name from Integrated Management Information, Inc. (“IMI”) to Where Food Comes From, Inc. to better reflect our brand strategy and to raise awareness in the investor community. We are listed on the over-the-counter electronic bulletin board (“OTC:BB”) under the stock ticker symbol “WFCF.”

Acquisition of 60% of outstanding shares of ICS

On February 29, 2012, we entered into a Purchase and Exchange Agreement (the “Purchase Agreement”), by and among IMI and International Certification Services, Inc. (“ICS”), and other shareholders as individually named in the Agreement (collectively the “Sellers”).

Pursuant to the Purchase Agreement, on February 29, 2012 (the “Closing”) the Company acquired 60% of the issued and outstanding common stock of ICS in exchange for aggregate consideration of approximately $427,800, which included $350,000 in cash and 172,840 shares of common stock of IMI valued at approximately $77,800, based upon the closing price of our stock on February 29, 2012, of $0.45 per share. The Purchase Agreement includes non-dilution provisions, and we have right of first refusal on the remaining 40% of the outstanding stock.

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

INDUSTRY BACKGROUND

The value-added food industry has been growing rapidly for the past several years in response to increased consumer education about food production. Organic is a labeling term that indicates that the food or other agricultural product has been produced through approved methods that integrate cultural, biological, and mechanical practices that foster cycling of resources, promote ecological balance, and conserve biodiversity. Organic food is produced without the use of synthetic pesticides and fertilizers, sewage sludge, bioengineering (GMOs), or ionizing radiation. Organic meat, poultry, eggs, and dairy products come from animals that are given no antibiotics or growth hormones.

Organic sales are only part of the story. Consumers are becoming more educated about food choices. Factors such as the carbon footprint that a particular food represents are playing an increasing role in consumers’ decision making. Food safety also plays a significant role in consumer preferences. In recent years, demand increased for livestock identification due to concerns regarding bovine spongiform encephalopathy (mad cow disease). With all of the food recalls, fraudulent food labeling and other food scares (spinach, jalapenos, tomatoes, hamburger, peanuts, horsemeat), consumers are spending their dollars more diligently.

As the agriculture, livestock and food industry continues to mature and expand internationally, there is an increasing need to record, manage, report and audit information regarding the source, age, genetic background, animal treatment, nutrition, and other credence attributes for the benefit of producers, processors, distributors, retailers, consumers, and regulators. New governmental and industry regulations are changing rapidly. Technology, including radio frequency ID tags for livestock, and web-based systems facilitate the need for real-time data entry, reporting, and auditing.

Many of the world’s largest agriculture, beef and other livestock exporting countries, including Brazil, Argentina, and Australia, have established mandatory traceability and verification standards. Other countries have issued voluntary traceability and verification standards. Historically, the United States government had not established mandatory traceability standards until January 2011 when the Food Safety Modernization Act (FSMA) was signed into law by President Obama. FSMA represents the most sweeping reform of our food safety laws in more than 70 years. Additionally, new requirements for animal identification and traceability will become effective on March 11, 2013. This ruling solidifies the need for beef producers to participate in a national animal identification program.

Trade arrangements under the United States Department of Agriculture

The United States has trade arrangements with several nations to facilitate the exchange of agriculture, livestock and food products. USDA programs provide guidelines and structure to enable suppliers of agricultural products and services to assure customers of their ability to provide consistent quality products or services by having their processes audited by independent, third-party auditors using USDA approved methodologies and programs.

The USDA’s programs are applicable to a company’s entire program or certain portions of its programs where specified producer or product requirements are supported by a documented quality management system and the documented delivery processes are verified through an independent, third party audit. To operate an approved program, suppliers must submit a documented quality management system to the USDA and successfully pass a document review and an on-site audit.

Within the United States, these USDA programs are mostly voluntary. These programs are primarily useful in providing the industry with a process for demonstrating source, age, and other quality attributes as the product moves through the supply chain. In addition, compliance with the programs allows producers to verify claims such as “organic, non-hormone treated, gluten-free, or guaranteed tender.”

Export Markets/Programs

To market agriculture and livestock products outside of the United States, suppliers must comply with USDA trade arrangements and address the specified product requirements addressed in the USDA Export Verification (EV) Instructions specific to each country. Regardless of final export destination or specific Export Verification program requirements, US suppliers seeking to sell agriculture and livestock products must participate in a pre-approved program so as to have an approved means of verifying source, age, and other specific product requirements. Therefore, although the program is voluntary, it is mandatory to gain access to many export markets.

Mexico, Canada, South Korea, the Middle East, and Japan are the world’s largest export markets. To market agriculture and livestock products in these markets; beef, for example, is required to be sourced from cattle that are of a certain maximum age at the time of slaughter. The USDA’s program is the standard mechanism for verifying source and age for these export markets and, therefore, is a mandatory requirement for producers, packers, and distributors to export to these key markets.

Current Marketplace Opportunities

We believe the following marketplace opportunities will drive our business forward effectively increasing consumer demand for third party verification services:

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

●
One-fourth of the world’s beef and nearly one-fifth of the world’s grain, milk and eggs are produced in the United States. With increased consumer consciousness, Americans are demanding to know where their food comes from and how they can support development of local and regional food systems. We believe that as consumers become better educated they will have more confidence in their food purchase decisions. To date, we have a major retailer, a very well-known restaurant, two major beef packers, a food service distributor and a major pork packer utilizing the Where Food Comes From® label. Consumer demand should accelerate the growth of our “Where Food Comes From®” labeling program.

●
The worldwide market for certified organic products is estimated at $59.4 billion in 2010. The U.S. market is estimated at $28.5 billion in 2010 and is expected to reach $42.5 billion by 2015. Increasing consumer demand for healthy, better-for-you products produced with sustainable agricultural practices is driving growth in the organic market. Additionally, specialty food-store chains, conventional grocery store chains and big box retailers are allocating more shelf space to organic products in order to meet the growing demand. Our acquisition of a 60% ownership investment in ICS creates a strategic transaction offering major participants in the food and agriculture industries a comprehensive range of verification services for the major food groups through a single platform.

●
In January 2011, the Food Safety Modernization Act (FSMA) was signed into law by President Obama. FSMA represents the most sweeping reform of our food safety laws in more than 70 years. It aims to ensure the U.S. food supply is safe by shifting the focus from responding to contamination to preventing it. On January 4, 2013, two major proposed FSMA rules regarding preventive controls in human food and produce safety were issued. The proposed rules build on existing voluntary industry guidelines for food safety, which many producers, growers and others currently follow. The US Food and Drug Administration (FDA) expects to soon issue its proposed rule on importer foreign supplier verification; future proposed rules will address preventive controls for animal food, and accreditation of third-party auditors.

●
Effective March 11, 2013, the USDA will mandate the Animal Disease Traceability Rule primarily covering cattle 18 months of age or less. This ruling solidifies the need for beef producers to participate in a national animal identification program. This presents a significant opportunity for our business. As a result, we have been participating in an industry-led coalition to offer private industry solutions for this ruling.

Current Business Speculation for Source and Age Verified Product

On January 28, 2013, the Japanese government announced a change in its export requirements on US beef imports of cattle aged from below 21 months to 30 months or younger. To date, we still do not understand the specific requirements that will accompany this change; both in policy and in commercial trade negotiations.

Speculation about this change negatively impacted our source and age verification business beginning in the latter half of 2012, and we expect it to continue throughout 2013. Initially, we believe the change will most likely enable a significant increase in the amount of product qualifying for export to Japan and accordingly, this may negatively impact the premiums typically seen in the marketplace for source and age verified cattle.

Many Japanese retail and food service companies have already expressed their desire to maintain a verified-only product line to ensure a known source and a high quality eating experience. This alone will continue to drive added value for source and age-verified product. We continue to see growth in our NHTC and Verified Natural Beef (VNB) programs as domestic customers shift from source and age verification to NHTC and VNB. Additionally, we are seeing an increase in the number of “source verifications” requested in international markets. Although we cannot forecast the impact of the change in “age verifications,” we also cannot assume that Japan will change its requirement for source verification from US beef producers, especially considering that Japan has domestic traceability laws.

In summary, we know the inherent value of source and age verifications and the resulting peace of mind that is provided at the consumer level. We believe that the demand for verification, whether at the base level (source and age verification) or at a level that incorporates multiple credence factors (source and age with NHTC and VNB), will continue to grow as more consumers demand to know where their food comes from.

WHAT WE DO

We apply information technology to the agriculture, livestock and food industry by addressing the growing importance of marketing claims such as:

●	source of origin information
●	genetic background
●	animal treatment, animal health history, animal age, animal movements and nutrition
●	carbon credits
●	organic and other sustainable practices
●	other credence attributes

Our solutions ensure compliance with governmental and private standards related to food production. We provide assurance regarding those claims made that cannot be confirmed by visual inspection once the product reaches the retail food case and is marketed to the consumer. We have developed a range of proprietary web-based applications, consulting methodologies, auditing processes, and other services to allow the agriculture, livestock and food industry to record, manage, report, and audit this information. Our solutions help our customers establish their own systems, meet government regulations, create their own premium brand identity, gain cost efficiencies and command a higher price for their product.

SALES

Our revenues are generated from sales of our identification, verification and certification solutions, consulting services, web-based development and hardware sales. We sell our products and services directly to customers at various levels in the agriculture, food and livestock supply chain. Our customers include some of the largest U.S. beef and pork packers, organic producers and processors, and specialty retail chains. In 2011, one customer generated approximately 12% of our total net revenue. No single customer generated more than 10% of total net revenue in 2012.

Third Party Verification Services

Some of the product attributes that we verify include:

●	Source (identification and traceability)
●	Source and Age
●	Region specific such as California, Nebraska, Colorado
●	No added hormones
●	USDA NeverEver3 Natural
●	Grass-fed
●	Flax-fed
●	Gluten-free
●	Organic
●	Humane handling
●	Global Animal Partnership 5-step Animal Welfare Rating™
●	Food Alliance
●	Verified Green
●	Beta-agonist free beef
●	Private industry marketing claims for beef, pork and poultry

Our services are accredited by the following:

●	USDA Process Verified Program (“PVP”)
●	Global Food Safety Initiative (“GFSI”)
●	Global Animal Partnership (“GAP”)
●	ISO Guide 65
●	Farm Verified Organic® Certification
●	USDA Organic Certification – National Organic Program (“NOP”)
●	Canada Organic Certification – National Organic Regime (“COR”)
●	European Union Equivalency – EU 834/2007
●	Bio Suisse
●	Japan Agricultural Standard (“JAS”)
●	ICS Certified Gluten-Free (“ICS-GF”)

Most of our service offerings can be bundled to provide a “one-stop shop” for customers that have multiple levels of verification and certification needs, such as source verification and food safety certification.

We also offer consulting, program development and web-based development services on a customized basis to meet special customer requirements. For the years ended December 31, 2012 and 2011, our third party verification programs provided 82.3% and 78.7% of our total revenue, respectively.

Hardware Sales

In support of our third party verification service offerings, we offer hardware products (primarily identification cattle ear tags) to our customers. While these hardware products have lower profit margins than our proprietary offerings, they allow us to offer our customers a comprehensive solution. Approximately 15.4% and 19.9% of our total revenue was provided by the sale of hardware during the years ended December 31, 2012 and 2011, respectively.

Other Revenue – WhereFoodComesFrom®

In March 2010, in response to consumers’ demand for increased transparency regarding the origins and safety of their food, we introduced our “WhereFoodComesFrom®” consumer labeling program. This program is a rigorous qualification protocol under which only those farmers, ranchers and processors who meet strict third-party verification requirements may display our distinctive brand.  It is the first of its kind that directly connects the consumer with the food supply chain in a way that fosters confidence at the point of purchase. We believe that as consumers become better educated, they will have more confidence in their food purchase decisions.

All of our verification products that are source-verified qualify for our WhereFoodComesFrom® verification seal of approval. As a third-party verification service provider, we must review each individual producer or food company’s claim and system to ensure that 100 percent of the supply is managed through a third party verification program recognized by the USDA, ISO and/or another internationally recognized standards. In addition to building consumer confidence, our WhereFoodComesFrom® label gives producers and processors a way to enhance, differentiate and even protect their valuable brands.

This revenue stream primarily represents the licensing fees earned from our labeling program. The revenue source is still in its infancy, and we anticipate exponential growth in the future as more and more food producers continue to show interest in this product offering.

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

We also use social media sites such as Facebook and Twitter to help promote our business, market our product offerings, and connect consumers with current topics in the agriculture, livestock and food industry.

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

In the organic market, we believe our key competitors are: Quality Assurance International, California Certified Organic Farmers, Oregon Tilth and Organic Crop Improvement Association. We believe we differentiate ourselves in the market place by offering a cost effective bundled service package of valuable and unique solutions, such as Food Alliance and Gluten Free certification.

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

EMPLOYEES

As of December 31, 2012, we had 35 employees, of which 20 are employed by our Colorado office and 15 are employed by our North Dakota office. Our future success is substantially dependent upon the performance of our key senior management personnel, as well as our ability to attract and retain highly qualified technical personnel. Additional information regarding certain risks related to our employees is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

AVAILABLE INFORMATION

Our corporate website is located at www.imiglobal.com. We make available free of charge on our investor relations website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (SEC). Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

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

We lease approximately 3,100 square feet of office space in a one story office facility in Castle Rock, Colorado which is used as our corporate headquarters. Our lease expires in June 2015. Our rent for the facility in Castle Rock, Colorado is approximately $6,000 per month, which includes common area maintenance (CAM) charges.

We also own approximately ¾ acre on which a 2,300 square foot building leased by our ICS office is located in Medina, North Dakota.  The North Dakota office is leased for a period of 5 years with an expiration date of March 1, 2018. One additional option to renew for a 5-year term exists and is deemed to automatically renew unless written notice is provided 60 days before the end of the term. This location pays a minimum monthly rental rate of approximately $150 plus all utilities, taxes and other expenses based on actual expenses to maintain the building.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various legal actions, administrative proceedings and claims in the ordinary course of business.  We generally record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable.

ICS is involved in a claim that is pending in the District Court of Lancaster County, Nebraska. The plaintiff in this claim alleges that ICS conspired with another party to deny the plaintiff organic certification. The plaintiff is seeking damages (an amount up to approximately $7.5 million) from the alleged difference in value of his crops if they had been certified organic versus the value of the crops as conventional grains. Written discovery has been completed, and ICS and the other defendant to this claim have filed motions for summary judgment seeking dismissal of plaintiff’s claims and an award for attorney’s fees.  We believe this claim is without merit; however, we are not yet in a position to state an outcome of this matter with any certainty.

 Although it is not possible to predict with certainty the outcome of this unresolved action, we do not believe, based on current knowledge, that this claim, or any legal proceeding or claim, is likely to have a material effect on our financial position, results of operations, or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5.            MARKET FOR COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Since the inception of the public trading of our securities in November 2006 until June 2012, our common stock has been listed on the over-the-counter electronic bulletin board (“OTC:BB”) under the symbol “INMG.” In June 2012, we changed our stock ticker symbol to “WFCF” to better reflect our brand strategy and to raise awareness in the investor community. The following table sets forth the range of high and low bid prices over the past two years. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

	2012		2011
	High	Low	High	Low
First quarter	$0.60	$0.31	$0.38	$0.13
Second quarter	$0.98	$0.40	$0.40	$0.18
Third quarter	$1.53	$0.03	$0.37	$0.13
Fourth quarter	$1.65	$1.00	$0.50	$0.20

Stockholders

As of February 26, 2013, we estimate that there were 235 beneficial and actual owners of our Common Stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals and entities are registered in the name of Cede & Co. A nominee of The Depository Trust Company, Cede & Co. is a securities depository for banks and brokerage firms.

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

Issuer Purchases of Equity Securities

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market. Repurchased shares under the Stock Buyback Plan by year are as follows:

			Average
	Number of	Cost of	Cost per
For the year ended December 31,	Shares	Shares	Share
2008	57,200	$16,124	$0.28
2009	22,325	4,020	$0.18
2010	171,031	27,273	$0.16
2011	247,691	61,597	$0.25
2012	15,000	12,280	$0.82
Total	513,247	$121,294	$0.24

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

As used in this annual report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “the Company,” “WFCF” and “IMI” refer to Where Food Comes From, Inc. and its subsidiary.

Business Overview

Where Food Comes From, Inc. is a leading provider of verification and communication solutions for the agriculture, livestock and food industry. We provide our owned and operated online products and services which specialize in identification and traceability, process/production-practice/supply verification, document control for United States Department of Agriculture (USDA) and other verification programs and third party auditing services. Our services ensure compliance with governmental and private standards by providing transparency and value in food products for both producers and consumers world-wide.

In late 2012, we changed our corporate name from Integrated Management Information, Inc. (“IMI”) to Where Food Comes From, Inc. to better reflect our brand strategy and to raise awareness in the investor community. We are listed on the over-the-counter electronic bulletin board (“OTC:BB”) under the stock ticker symbol “WFCF.”

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

In early 2010, we began to see some of the fruits of our labor. We were able to connect food processors and packers to those suppliers that provided product verified for the specific credence attributes demanded, thereby generating a new revenue stream based upon coordination within the food supply chain. We also introduced the WhereFoodComesFrom® brand. Revenue generated from this program is based upon a similar supply chain sales model. Many long hours of research went into this project and currently we are working hard to market this program to the consumer. Research indicates that transparency in food production is becoming more and more important to consumers. We believe that the future growth of verification services will be achieved only through consumer awareness and demand. The WhereFoodComesFrom® brand is a labeling program that reconnects the consumer to the farmers and ranchers that produce the food. For the consumer, it is a seal of approval on a package or an individual product that provides assurance that those marketing claims are authentic and have been verified by an accredited, unbiased third party.

During 2010, management, along with the assistance of industry consulting experts, intentionally made the decision to invest heavily in marketing our services and our WhereFoodComesFrom® labeling program to build consumer awareness. Today, we still continue to invest heavily in marketing our verification services and our WhereFoodComesFrom® brand to build consumer awareness and demand through the use of videos, television exposure, word-of-mouth and the internet. We believe we are positioning ourselves to benefit significantly in 2013 and beyond, but, of course, no assurance can be given that this investment will generate future revenue nor can we determine for how long, if at all.

Acquisition of 60% of outstanding shares of ICS

As part of our business strategy, we regularly evaluate acquisition opportunities as a means of accelerating our growth and achieving our long-term strategic objectives. On February 29, 2012, we entered into a Purchase and Exchange Agreement (the “Purchase Agreement”), by and among IMI and International Certification Services, Inc. (“ICS”), and other shareholders as individually named in the Agreement (collectively the “Sellers”).

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

ICS represents an opportunity to extend the range of our existing programs and establish our capabilities in other major food groups, including poultry, grain, fruits and vegetables and dairy when sold as fresh, processed or packaged goods. We believe this acquisition has tremendous synergies for both IMI and ICS. As industry leaders in our respective product and service offerings, we are now positioned to offer our customers new solutions across the verification and certification spectrum. We also believe it provides diversification for our company in the produce, grain and dairy industries. It should enable us to better serve our customers, as well as accelerate our revenue growth, be accretive to earnings and provide another avenue for our WhereFoodComesFrom® labeling program.

RESULTS OF OPERATIONS

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues

Total revenues for the year ended December 31, 2012 increased 24.3% over the year ended December 31, 2011. We still continue to experience double-digit sales growth from year over year, and we believe this is significant performance in light of the current economic conditions severely impacting the food industry.

Service revenues include sales of our USVerified solutions and related consulting, program development and web-based development services. Service revenues for the year ended December 31, 2012 increased 30.0% compared to the year ended December 31, 2011. Included in our service revenues is approximately $974,000 attributable to ICS.

Speculation regarding Japanese government imposed age restrictions on US beef imports negatively impacted our source and age verification business by approximately 29% for the year ended December 31, 2012 compared to the 2011 period. However, our business is experiencing approximately 30% growth in our NHTC, Verified Natural Beef (VNB), and other verification programs. We are seeing our domestic customers shift from source and age verification to NHTC and VNB. We are also seeing an increase in the number of “source verifications” requested in international markets. Although we cannot forecast the impact of the aforementioned speculation upon “age verifications,” we also cannot assume that Japan will change its requirement for source verification from US beef producers, especially considering that Japan has domestic traceability laws. Additionally, movement within the US for a regulatory program to address Animal Disease Traceability domestically may prove to be a significant opportunity for our business.

Product sales are primarily sales of cattle identification ear tags. Product sales for the year ended December 31, 2012 decreased 4.0% compared to the year ended December 31, 2011. The decrease was due to decreased volume in the quantity of tags sold in connection with our Source and Age verification programs.

Other revenue primarily represents the fees earned from our WhereFoodComesFrom® labeling program. Other revenue for the year ended December 31, 2012 increased 106.6% compared to the year ended December 31, 2011. This revenue source is still in its infancy, and we anticipate exponential growth in the future as more and more food producers continue to show interest in this product offering.

Cost of Sales and Gross Margin

Cost of sales for the year ended December 31, 2012 were approximately $2,431,400 compared to $1,884,400 for the year ended December 31, 2011. Included in our cost of sales is approximately $499,700 attributable to ICS.  Gross margin for 2012 decreased to 53.8% of revenues compared to 55.5% for 2011.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2012 were approximately $2,341,700, an increase of $669,900, or 40.1% over the year ended December 31, 2011. Included in our selling, general and administrative expenses is approximately $466,400 attributable to ICS.

Excluding ICS expenses, our selling, general and administrative expenses for the year ended December 31, 2012 increased approximately $203,400 over 2011. Approximately $30,000 was recorded as amortization expense related to the identifiable intangible assets acquired in the ICS acquisition, offset by a decrease of approximately $24,000 in annual depreciation expense. Another $123,000 of the increase was in salaries associated with two additional employees. One of these employees is dedicated solely to promoting WhereFoodComesFrom® and IMI via various marketing channels and social media sites, including Facebook and Twitter. The other employee is specifically dedicated to marketing our products within retail sales channels, and for building brand awareness. Also included in selling, general and administrative expenses for 2012, is approximately $24,000 in additional spending for consulting, marketing and advertising WhereFoodComesFrom®, $29,000 in accounting, advisory and legal fees specifically related to the acquisition of ICS, and approximately $13,000 in additional costs related to various mandates required of public companies. Additionally, we accrued $60,000 in contract settlement expenses associated with the termination of a joint venture agreement established in 2010. The purpose of the joint venture was to conduct business in Guatemala, Latin America, South America and Mexico. After two years, the joint venture failed at its attempts to develop the business. The settlement releases us from any further obligations under the agreement.

Income Tax Benefit

During the year ended December 31, 2012 and 2011, utilization of NOL carry forwards reduced our effective tax rate. For the year ended December 31, 2012, we recorded an income tax benefit of approximately $391,500. The income tax benefit included the effect of reversing the remainder of our valuation allowance that existed as of December 31, 2011 after concluding that the likelihood for a full realization of the benefits of our deferred tax assets is more likely than not.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the year ended December 31, 2012 was approximately $870,400 or $0.04 per basic and diluted common share, compared to net income of $864,500 or $0.04 per basic and diluted common share for the year ended December 31, 2011. The benefit from income taxes that we recorded related to the reversal of a portion of our valuation allowance on our deferred tax assets had an impact of approximately $0.02 per share on a dilutive basis in 2012 and approximately $0.01 per share on a dilutive basis in 2011.

Liquidity and Capital Resources

At December 31, 2012, we had cash and cash equivalents of approximately $1,403,500 compared to approximately $969,000 of cash and cash equivalents at December 31, 2011. Our working capital at December 31, 2011 was $1,699,500 compared to approximately $1,523,400 at December 31, 2010.

Net cash provided by operating activities during 2012 was approximately $334,700 compared to net cash provided of $720,700 during the same period in 2011. Cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock based compensation expense, and a deferred tax benefit resulting from the reversal of the valuation allowance and recognition of our deferred tax assets. Fluctuations are primarily due to the timing of cash receipts and cash disbursements offset by operating performance.

Net cash provided by investing activities during 2012 was approximately $12,300 compared to cash used of $316,000 during 2011. Net cash provided in 2012 was due to proceeds of approximately $302,100 from the sale of marketable securities partially offset by the acquisition of 60% of the outstanding stock of ICS in which we paid $350,000 in cash less approximately $135,200 in cash acquired. Additionally, we spent approximately $73,900 towards property and equipment and $13,700 to renew our USDA Accreditation. Net cash used during 2011 was primarily attributable to net purchases of marketable equitable securities of approximately $298,600 in 2011, offset by capital expenditures of $12,200.

Net cash provided by financing activities during 2012 was approximately $87,500 compared to $51,200 in the 2011 period. Net cash provided in 2012 was primarily due to proceeds of approximately $145,900 from stock option exercises offset by net repayments towards notes payable and capital lease obligations of $46,200. During the 2011 period, we received $200,000 under our new SBA loan agreement offset by repayments of approximately $89,000 towards our notes payable and $61,600 in repurchases under our Stock Buyback program.

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

The culmination of all our efforts has brought significant opportunities to us including: increased investor confidence and renewed interest in our company, third-party interest in our expertise to develop and enhance websites, as well as the potential to develop business relationships with long term strategic partners. In keeping with our core business, we will continue to review our business model with a focus on profitability, long term capital solutions and the potential impact of acquisitions or divestitures, if such an opportunity arises.

Our plan for continued growth is primarily based upon acquisitions, as well as, intensifying our focus on international markets. We believe that there are significant growth opportunities available to us because often the only way to access various restrictions as imposed on international market imports/exports is via a quality verification program.

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

Off Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements of any type.

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

The recognition of our net deferred income tax assets requires significant management judgment regarding the interpretation of applicable statutes, the status of various income tax audits, and our particular facts and circumstances. In the fourth quarter of 2011, after assessing the existing qualitative and quantitative data, including the wide-spread consensus that the economic climate was beginning to improve, we reduced our valuation allowance to $419,020. By the second quarter of 2012, we reversed the remaining portion of our valuation allowance after concluding the likelihood for a full realization of the benefits of our deferred tax assets is more likely than not.

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

Business Combinations

A component of our growth strategy has been to acquire businesses that complement our existing operations. We account for business combinations in accordance with the guidance for business combinations and related literature. Accordingly, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the date of purchase. The difference between the purchase price and the fair value of the net assets acquired is recorded as goodwill.

In determining the fair values of assets acquired and liabilities assumed in a business combination, we use various recognized valuation methods including present value modeling and referenced market values (where available). Further, we make assumptions within certain valuation techniques including discount rates and timing of future cash flows. Valuations are performed by management or independent valuation specialists under management’s supervision, where appropriate. We believe that the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates.

Intangible Assets

Our intangible assets consist of a customer list, beneficial lease arrangement and trade name related to the acquisition of ICS, recorded at estimated fair value. It also consists of our trademark rights and the related costs incurred to obtain the trademark rights recorded at cost. These assets are subject to amortization using the straight-line method over the estimated useful lives of the respective assets, which range from two to eleven years. We review our intangible assets for impairment at least annually or whenever impairment indicators are determined to be present. If an impairment exists, the amount of impairment is measured as the excess of the carrying amount of the asset over its fair value as determined utilizing the estimated discounted future cash flows, or some other fair value measure, or the expected proceeds, net of costs to sell, upon sale of the asset. During 2012 we completed an impairment analysis, and based upon the work performed, we concluded that no impairment existed.

Goodwill

Goodwill relates to the acquisition of ICS. ICS is a reporting unit one level below our certification and verification services segment. We review goodwill for impairment annually in the fourth quarter, or more frequently if impairment indicators arise. Impairment indicators include (i) a significant decrease in the market value of an asset (ii) a significant change in the extent or manner in which an asset is used or a significant physical change in an asset, (iii) a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action by a regulator, and (iv) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue. During 2012, we completed a goodwill impairment analysis, and based upon the work performed, we concluded that no impairment existed in our ICS reporting unit, and goodwill was not at risk of failing step one of the goodwill impariment test.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Where Food Comes From, Inc.:

We have audited the accompanying consolidated balance sheets of Where Food Comes From, Inc. and its subsidiary, International Certification Services, Inc. (“ICS”) (collectively, the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Where Food Comes From, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, in February 2012, the Company acquired 60% of the issued and outstanding capital stock of ICS, Inc.

/s/ GHP Horwath, P.C.
Denver, Colorado
March 6, 2013

Where Food Comes From, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$1,403,489	$969,020
Accounts receivable, net	377,072	226,760
Investment in marketable securities	-	283,511
Prepaid expenses and other current assets	80,189	36,776
Deferred tax assets	242,944	224,350
Total current assets	2,103,694	1,740,417
Property and equipment, net	146,563	57,354
Intangible and other assets, net	303,810	9,205
Goodwill	532,997	-
Long-term deferred tax assets	277,177	-
Total assets	$3,364,241	$1,806,976

Liabilities and Equity
Current liabilities:
Accounts payable	$134,913	$148,384
Accrued expenses and other current liabilities	58,808	42,960
Customer deposits	27,478	-
Deferred revenue	139,022	-
Short-term debt and current portion of notes payable (Note 7)	22,873	25,644
Current portion of capital lease obligations	5,506	-
Total current liabilities	388,600	216,988
Capital lease obligations, net of current portion	14,981	-
Notes payable and other long-term debt (Note 7)	191,106	176,201
Notes payable, related party (Note 7)	200,000	250,000
Total liabilities	794,687	643,189

Commitments and contingencies (Note 13)

Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized;
21,837,046 (2012) and 21,049,006 (2011) shares issued, and
21,323,799 (2012) and 20,550,759 (2011) shares outstanding	21,837	21,049
Additional paid-in-capital	3,668,556	3,416,343
Treasury stock of 513,247 (2012) and 498,247 (2011) shares	(121,294)	(109,014)
Accumulated other comprehensive loss	-	(6,693)
Accumulated deficit	(1,287,540)	(2,157,898)
Total Where Food Comes From, Inc. equity	2,281,559	1,163,787
Non-controlling interest	287,995	-
Total equity	2,569,554	1,163,787
Total liabilities and stockholders’ equity	$3,364,241	$1,806,976

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.
Consolidated Statements of Income

	Year to date ended
	December 31,	December 31,
	2012	2011
Revenues, net:
Service revenues	$4,328,277	$3,329,615
Product sales	809,084	843,098
Other revenue	124,006	60,036
Total net revenues	5,261,367	4,232,749
Costs of revenues:
Labor and other costs of services	1,844,655	1,282,342
Costs of products	586,767	602,049
Total costs of revenues	2,431,422	1,884,391
Gross profit	2,829,945	2,348,358
Selling, general and administrative expenses	2,341,665	1,671,835
Income from operations	488,280	676,523
Other expense (income):
Interest expense	25,929	29,539
Loss (gain) on sale of marketable securities	(11,892)	13,597
Gain on disposal of property and equipment	(3,208)	-
Other income, net	(4,239)	(6,715)
Income before income taxes	481,690	640,102
Income tax benefit	(391,478)	(224,350)
Net income	873,168	864,452
Net income attributable to non-controlling interest	(2,810)	-
Net income attributable to Where Food Comes From, Inc.	$870,358	$864,452

Net income per share:
Basic	$0.04	$0.04
Diluted	$0.04	$0.04

Weighted average number of common shares outstanding:
Basic	20,943,966	20,674,739
Diluted	21,678,858	21,008,549

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.
Consolidated Statements of Comprehensive Income

	Year ended
	December 31,	December 31,
	2012	2011

Net income	$873,168	$864,452
Reclassification adjustment for loss included in net income	6,693	-
Unrealized loss on marketable securities	-	(6,693)
Comprehensive income	879,861	857,759
Comprehensive income attributable to non-controlling interest	(2,810)	-
Comprehensive income attributable to Where Food Comes From, Inc.	$877,051	$857,759

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.
Consolidated Statements of Cash Flows

	Year to date ended December 31,
	2012	2011
Operating activities:
Net income	$873,168	$864,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,111	74,880
Stock-based compensation expense	29,325	13,170
Deferred tax benefit	(391,638)	(224,350)
Bad debt expense	8,886	10,605
Loss (gain) on sale of marketable securities	(11,892)	13,597
Gain on disposal of property and equipment	(3,208)	-
Changes in operating assets and liabilities, net of effects from purchase of ICS:
Accounts receivable	(109,498)	(14,885)
Prepaid expenses and other current assets	(22,000)	(2,196)
Accounts payable	(33,953)	(23,940)
Accrued expenses and other current liabilities	1,379	9,352
Deferred revenue	(99,966)	-
Net cash provided by operating activities	334,714	720,685

Investing activities:
Acquisition of International Certification Services, Inc., net of cash acquired	(214,774)	-
Purchases of marketable securities	-	(429,399)
Proceeds from sale of marketable securities	302,096	125,598
Purchases of property and equipment	(73,876)	(12,171)
Proceeds from sale of property and equipment	12,519	-
Purchase of long-term USDA accreditation	(13,664)	-
Net cash provided by (used in) investing activities	12,301	(315,972)

Financing activities:
Proceeds from notes payable	37,407	200,000
Repayments of notes payable	(75,271)	(88,972)
Repayments of capital lease obligations	(8,300)	-
Proceeds from stock option exercise	145,898	1,800
Stock repurchase under Buyback Program	(12,280)	(61,597)
Net cash provided by financing activities	87,454	51,231
Net increase in cash and cash equivalents	434,469	455,944
Cash and cash equivalents at beginning of year	969,020	513,076
Cash and cash equivalents at end of year	$1,403,489	$969,020

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.
Consolidated Statements of Equity
Years ended December 31, 2012 and 2011

	Integrated Management Information, Inc.
			Additional		Other
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Non-controlling
	Shares	Amount	Capital	Stock	(Loss) Gain	Deficit	Interest	Total
Balance at January 1, 2011	20,788,450	$21,039	$3,401,383	$(47,417)	$-	$(3,022,350)	$-	$352,655

Stock-based compensation expense	-	-	13,170	-	-	-	-	13,170
Stock repurchase on the open market	(247,691)	-	-	(61,597)	-	-	-	(61,597)
Issuance of common shares upon exercise of options	10,000	10	1,790	-	-	-	-	1,800
Unrealized loss on marketable securities	-	-	-	-	(6,693)	-	-	(6,693)
Net income	-	-	-	-	-	864,452	-	864,452
Balance at December 31, 2011	20,550,759	21,049	3,416,343	(109,014)	(6,693)	(2,157,898)	-	1,163,787
Acquisition of International Certification Services, Inc.:
Shares issued	172,840	173	77,605	-	-	-	-	77,778
Non-controlling interest	-	-	-	-	-	-	285,185	285,185
Stock-based compensation expense	-	-	29,325	-	-	-	-	29,325
Stock repurchase on the open market	(15,000)	-	-	(12,280)	-	-	-	(12,280)
Issuance of common shares upon exercise of options	615,200	615	145,283	-	-	-	-	145,898
Reclassification adjustment for losses included in net income	-	-	-	-	6,693	-	-	6,693
Net income	-	-	-	-	-	870,358	2,810	873,168
Balance at December 31, 2012	21,323,799	$21,837	$3,668,556	$(121,294)	$-	$(1,287,540)	$287,995	$2,569,554

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

Note 1 - The Company and Basis of Presentation

Business Overview

Where Food Comes From, Inc. is a Colorado corporation based in Castle Rock, Colorado (the “Company,” “our,” “we,” or “us”). We provide verification and certification solutions for the agriculture, livestock and food industry. Most of our customers are located throughout the United States.

In December 2012, we changed our corporate name from Integrated Management Information, Inc. (“IMI”) to Where Food Comes From, Inc. to better reflect our brand strategy and to raise awareness in the investor community.

On February 29, 2012, we completed an acquisition of a 60% ownership investment in a North Dakota company, International Certification Services, Inc. (“ICS”) (Note 3). This acquisition has been accounted for using the acquisition method of accounting and, accordingly, its results are included in the Company’s consolidated financial statements from the date of acquisition.

With the acquisition of ICS, we began aggregating operations into one reportable segment: Certification and Verification Services. The factors considered in determining this aggregated reporting segment include the economic similarity of the businesses, the nature of services provided, production processes, types of customers and distribution methods. The Company’s chief operating decision maker (the Company’s CEO) allocates resources and assesses the performance of its Certification and Verification Services activities as one segment. The Company also has an operating licensing segment which does not currently meet the quantitative threshold to be considered a reporting segment.

Basis of Presentation

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues, costs and expenses during the reporting period. Actual results could differ from the estimates.

The accompanying consolidated financial statements includes the results of operations, financial position and cash flows of the Company and its majority owned subsidiary ICS, and all intecompany balance have been eliminated in consolidation.

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

All cash and short-term investments with original maturities of three months or less are considered cash and cash equivalents, since they are readily convertible to cash. Amounts in-transit from credit card processors are also considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. We place our cash with high quality financial institutions. At times, cash balances may exceed the FDIC insurance limit, however; we have not experienced any losses related to balances that exceed such FDIC insurance limits, and we believe our credit risk is minimal.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

Revenue Recognition

We offer a range of products and services to deploy and maintain identification, traceability, and verification systems and to facilitate customers’ participation in and compliance with USDA’s Quality System Assessment, Process Verification and Export Verification Programs. We generate revenue primarily from the sale of our verification solutions, consulting services and hardware sales.  We sell our products and services directly to customers at various levels in the livestock supply chain.

Revenue is recognized when persuasive evidence of an agreement with the customer exists, delivery has occurred or services have been provided, the sales price is fixed or determinable, collectability is reasonably assured, and risk of loss and title have transferred to the customer.

In 2011, one customer generated approximately 12% of our total net revenue. No single customer generated more than 10% of total net revenue in 2012.

Service revenues primarily consist of fees charged for verification audits and other verification services that the Company performs for customers. Revenue from verification audits is recognized upon completion of the audits. Contracts for these services are cancelable only for non-performance.

Deferred revenue represents payments received in advance from our customers for annual customer support services not yet performed as of December 31, 2012, and revenue is recognized as services are performed, generally over one year.

Customer deposits represent down-payments made in advance of a verification audit to be performed for a customer, and deposits are applied to the customer’s accounts when invoiced.

Revenues under contracts for consulting and website development are recognized when completed (for short-term projects). On occasion, we may enter into long-term projects, for which we use the percentage of completion method. No such long-term projects occurred during 2012 and 2011.

Product sales are primarily generated from the sale of cattle identification ear tags. Revenue is recognized when goods are shipped and after title has transferred to the customer.

Other revenue primarily represents the fees earned from our “WhereFoodComesFrom®” labeling program. Revenue is recognized when our customer, who has been granted a right to use our WhereFoodComesFrom® label, places this label on their product and ships their product. Revenue is billed based on pounds of product shipped.

Generally, we do not provide right of return or warranty on product sales or services performed.

Accounts Receivable and Allowance for Doubtful Accounts

The majority of our receivables are due from trade customers. Credit is extended based on our evaluation of the customer’s financial condition and generally, collateral is not required. Accounts receivable are due approximately 30 days from the invoice date and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts receivable that are outstanding longer than the contractual payment terms are considered past due.  We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss and payment history, the customer’s current ability to pay its obligations to us and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

subsequently received on such receivables are credited to the allowance for doubtful accounts. The allowance for doubtful accounts was approximately $16,200 and $7,000 at December 31, 2012 and 2011, respectively.

One customer accounted for 10% of our outstanding accounts receivable balance at December 31, 2012. No single customer accounted for greater than 10% of our accounts receivable balances at December 31, 2011.

Cost of Revenues

Cost of revenues includes the cost of products sold, which consists of livestock ear tags used in connection with the US Verified Source and Age Verification programs. Salaries and related fringe benefits directly associated with our verification services are allocated to cost of revenues.

Livestock identification ear tags sold in connection with our verification offerings are purchased primarily from one supplier. However, there are numerous other companies which manufacture and market such ear tags.

Investment in Marketable Securities

We classify our investments in marketable securities as available-for-sale securities and account for the investments at fair value. Changes in the fair value of these securities are recognized as a component of accumulated other comprehensive income (loss) within equity on the balance sheet. Realized gains or losses and declines in value judged to be other-than-temporary, if any, on available-for-sale securities are determined by specific identification of the cost basis of each security and are reported on the statement of operations. We follow a conservative investment strategy of optimizing liquidity and protecting principal. We invest primarily in high credit quality equity securities, both in mutual funds and individual corporate stocks, and all investments are traded in active markets (Note 4). We do not utilize derivative financial instruments to manage interest rate risk.

At December 31, 2012, we did not have any investments in marketable securities.

Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short maturities. The amounts shown for short-term debt and notes payable also approximate fair value because current interest rates and terms offered to us for similar debt are substantially the same. Our investments in marketable securities at December 31, 2011 consist of equity securities classified as available-for-sale and are recorded at fair value on a recurring basis.

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

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

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

Our investments in available-for-sale marketable securities at December 31, 2012 include equity mutual funds, exchange-traded funds and individual corporate equity securities. For these securities, we used quoted prices in active markets for identical assets to determine their fair value, thus they are considered to be Level 1 instruments under the fair value hierarchy. The method described may produce a fair value calculation that may not be indicative of net realizable value of future fair values. Although we believe our valuation method is appropriate, the use of a different methodology or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Land is not depreciated. Buildings are depreciated over 20 years. All other property and equipment have depreciable lives which range from one to seven years.

Intangible Assets

Our intangible assets consist of a customer list, beneficial lease arrangement and trade name related to the acquisition of ICS, recorded at estimated fair value. It also consists of our trademark rights and the related costs incurred to obtain the trademark rights recorded at cost. These assets are subject to amortization using the straight-line method over the estimated useful lives of the respective assets, which range from two to eleven years (Note 6).

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

Goodwill

Goodwill relates to the acquisition of ICS. ICS is a reporting unit one level below our certification and verification services segment. We review goodwill for impairment annually in the fourth quarter, or more frequently if impairment indicators arise. Impairment indicators include (i) a significant decrease in the market value of an asset (ii) a significant change in the extent or manner in which an asset is used or a significant physical change in an asset, (iii) a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action by a regulator, and (iv) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue. In the fourth quarter of 2012 we

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

performed a goodwill impairment analysis, and based upon the work performed, we concluded that no impairment existed at December 31, 2012, in our ICS reporting unit and goodwill was not at risk of failing step one of the goodwill impairment test.

Research and Development, Software Development Costs, and Internal Use Software Development Costs

Research and development costs are charged to operations as incurred. We did not incur any research and development expense in 2012 or 2011.

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

Prior to 2011, we capitalized certain external and internal use software and website development costs totaling $183,385. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from one to three years. During 2012 and 2011, the amortization of capitalized costs totaled approximately $24,000 and $53,200, respectively. Capitalized costs are included in property and equipment, net.

Advertising Expenses

Advertising costs are expensed as incurred. The total advertising expenses included in the statement of operations for the years ended December 31, 2012 and 2011, were approximately $70,200 and $61,500, respectively.

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

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

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

The recognition of our net deferred income tax assets requires significant management judgment regarding the interpretation of applicable statutes, the status of various income tax audits, and our particular facts and circumstances. In the fourth quarter of 2011, after assessing the existing qualitative and quantitative data, including the wide-spread consensus that the economic climate was beginning to improve, we reduced our valuation allowance to $419,020. By the second quarter of 2012, we reversed the remaining portion of our valuation allowance after concluding the likelihood for a full realization of the benefits of our deferred tax assets was more likely than not.

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

We file income tax returns in the US federal jurisdiction and various state jurisdictions. We are no longer subject to US federal tax examination for years beginning before January 1, 2009 and the state tax returns that remain subject to examination range from December 31, 2008 through the years ended December 31, 2012.

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

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

●
The expected term of options represents the period of time that options granted are expected to be outstanding giving consideration to vesting schedules, based on historical exercise patterns, which we believe are representative of future behavior.

Our stock-based compensation cost for the years ended December 31, 2012 and 2011, was approximately $29,300 and $13,200, respectively, and has been included in income from operations.

The fair value of stock options granted during 2012 and 2011 (Note 10) was estimated using the following assumptions:

	Years ended December 31,
	2012	2011

Stock options granted	100,000 shares	220,000 shares
Expected life of options from date of grant	8 years	8 years
Risk free interest rate	2.56%	2.26%
Expected volatility	212.5%	229.6%
Assumed dividend yield	0%	0%

As of December 31, 2012, total unrecognized stock-based compensation cost related to non-vested awards granted under our option plans, and expected periods of recognition, are as follows:

For the year ending
December 31,
2013	$55,818
2014	42,639
2015	26,495
$124,952

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend fair value disclosure requirements. The updated guidance requires separate disclosures of transfers into and out of Levels 1 and 2, more detailed reconciliations of Level 3 recurring fair value measurements on a gross basis, fair value information by class of assets and liabilities, and descriptions of valuation techniques and inputs for Level 2 and Level 3 measurements. We have adopted the disclosure requirements of the new guidance. The adoption of this new guidance did not have a material impact on our financial position, results of operations or cash flows. In May 2011, the FASB issued guidance further amending the fair value measurement and disclosure requirements. The guidance requires the disclosure of quantitative information about unobservable inputs, a description of the valuation processes used, and a qualitative discussion around the sensitivity of the measurements. This guidance was effective for our Company on January 1, 2012. The adoption of this new guidance also did not have a material impact on our financial position, results of operations or cash flows.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

In June 2011, the FASB issued guidance that revises the manner in which entities present comprehensive income in their financial statements. The guidance requires entities to report the components of comprehensive income in either a single, continuous statement or two separate but consecutive statements. The Company adopted this guidance on January 1, 2012, without material impact on our financial position, results of operations or cash flows.

In September 2011, the FASB issued guidance that simplifies how entities test goodwill for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance was effective for our Company on January 1, 2012. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

Note 3 - Acquisition of 60% of outstanding shares of ICS

On February 29, 2012, we entered into a Purchase and Exchange Agreement (the “Purchase Agreement”), by and among the Company and ICS, and other shareholders as individually named in the Agreement (collectively the “Sellers”).

Pursuant to the Purchase Agreement, on February 29, 2012 (the “Acquisition Date”), the Company acquired 60% of the issued and outstanding common stock of ICS in exchange for aggregate consideration of approximately $427,800, which included $350,000 in cash and 172,840 shares of common stock of the Company valued at approximately $77,800, based upon the closing price of our common stock on February 29, 2012, of $0.45 per share. The Purchase Agreement provides for 50% of the Shares to be held in escrow for a period of eighteen months to support any indemnification claims by us for breach of ICS representations, warranties and covenants under the Purchase Agreement. The Purchase Agreement also includes non-dilution provisions, and we have right of first refusal on the remaining 40% of the outstanding stock. The transaction was accounted for using the acquisition method of accounting.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

The following table summarizes the estimated provisional fair values of the assets acquired and liabilities assumed based on information that was available at the Acquisition Date. Measurement period adjustments were completed in 2012 and reflect new information obtained about facts and circumstances that existed as of the Acquisition Date. Accordingly, the carrying amounts were retrospectively adjusted as of February 29, 2012. The impact of the retrospective adjustments was not material to the Company’s results of operations or cash flows for the period from the Acquisition Date through December 31, 2012.

	Feb 29, 2012		Feb 29, 2012
	(As reported)	Adjustments	(As adjusted)
Cash	$135,200		$135,200
Accounts receivable	49,700		49,700
Prepaid expenses and other current assets	21,000		21,000
Deferred tax assets	21,400		21,400
Property and equipment	60,600		60,600
Other assets	400		400
Accounts payable	(20,500)		(20,500)
Accrued expenses	(12,500)		(12,500)
Customer deposits	(29,400)		(29,400)
Deferred revenue	(239,000)		(239,000)
Capital lease obligation	(6,500)		(6,500)
Deferred tax liability	-	(117,197)	(117,197)
Identifiable intangible assets:	355,000	(355,000)	-
Customer lists	-	150,300	150,300
Beneficial lease arrangement	-	120,200	120,200
Tradename	-	46,300	46,300
Goodwill	377,600	155,397	532,997
Total fair value	713,000		713,000
Fair value of non-controlling interest	(285,200)		(285,200)
Total consideration	$427,800		$427,800

On the acquisition date, the fair value of the non-controlling interest was estimated to be $285,200. This amount was based upon the gross consideration that would have been paid assuming 100% of the outstanding stock had been acquired. At December 31, 2012, the weighted average remaining lives of the identified intangible assets is 8.3 years.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

From the Acquisition Date through December 31, 2012, ICS revenues and net income were approximately $978,100 and $7,025, respectively. The following unaudited pro forma information presents the results of operations for the years ended December 31, 2012 and 2011, as if the acquisition of ICS had occurred on January 1, 2012 and 2011.

	Unaudited
	December 31,	December 31,
	2012	2011
Total revenue	$5,433,900	$5,396,300
Net income	$847,800	$836,600
Basic and diluted earnings per share	$0.04	$0.04

Included in the pro forma information for the year ended December 31, 2012, is approximately $50,500 in accounting, advisory and legal fees incurred related to the acquisition of ICS.

Note 4 – Investments in Marketable Securities

The following table summarizes our investments in marketable securities at December 31, 2011:
	December 31, 2011
	Gross	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Equity securities	$224,012	$6,189	$(9,884)	$220,317
Mutual funds	61,000	-	(2,998)	58,002
Uninvested cash	5,192	-	-	5,192
Investment in marketable securities	$290,204	$6,189	$(12,882)	$283,511

There were no marketable securities that had gross unrealized losses greater than twelve months. At December 31, 2011, the fair value of equity securities and mutual funds in loss positions were approximately $158,800 and $58,000, respectively.

During the third and fourth quarters of 2012, we sold our investments in marketable securities and reinvested the cash in money market accounts to be used for operations and potential acquisitions. A gain from the sale of marketable securities of $11,892 was recognized during 2012. The gain was recorded in other income on the statement of operations.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

Note 5 - Property and Equipment

The major categories of property and equipment are as follows:

	December 31,
	2012	2011

Automobiles	$47,397	$39,946
Furniture and office equipment	158,491	53,709
Software and tools	205,218	13,988
Website development and other enhancements	183,385	183,385
Building and leasehold improvements	48,747
Land	2,436	-
	645,674	291,028
Less accumulated depreciation	499,111	233,674
Property and equipment, net	$146,563	$57,354

Depreciation expense for the years ended December 31, 2012 and 2011 was approximately $58,300 and $69,400, respectively.

Note 6 – Intangible Assets

The following table summarizes our intangibles assets subject to amortization as of December 31:

			Estimated
	2012	2011	Useful life

Tradenames and Trademarks	$64,307	$18,007	2.5 - 8.0 years
National Organic Program Accreditation	13,663	-	5.0 years
Customer Relationships	150,300	-	8.0 years
Beneficial Lease Arrangement	120,200	-	11.0 years
	348,470	18,007
Less accumulated amortization	44,660	8,802
Intangible Assets, net	$303,810	$9,205

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

Amortization expense for the years ended December 31, 2012 and 2011 was approximately $35,900 and $5,500, respectively. Future scheduled amortization of these intangible assets is as follows:

Fiscal year ending December 31:

2013	$40,136
2014	40,136
2015	39,186
2016	38,235
2017	36,413
Thereafter	109,704
$303,810

Note 7 - Notes Payable

Notes payable consist of the following:

	December 31,
	2012	2011

Equipment Note Payable	$37,407	$11,630
Lapaesotes Note Payable - Related Party	200,000	250,000
Great Western Bank SBA Loan	176,572	190,215
	413,979	451,845
Less current portion of notes payable and other long-term debt	22,873	25,644
Notes payable and other long-term debt	$391,106	$426,201

Equipment Note Payable

In 2009, we issued a note payable in the amount of $35,963 for the purchase of a vehicle. Interest and principal payments were due in equal monthly installments of $870 over four years beginning March 17, 2009. This note bears an interest rate of 7.4% per annum and is collateralized by the vehicle. In December 2012, we paid the outstanding balance in full and traded in the vehicle towards the purchase of another vehicle. Additionally, we entered into a new note payable for $37,407 with interest and principal payments due in equal monthly installments of $715 over five years beginning January 2013. This note bears an interest rate of 5.5% per annum and is collateralized by the vehicle.

Lapaseotes Notes Payable – Related Party

In September 2007, we obtained $300,000 in unsecured debt financing. The notes are held by a major shareholder who is related to Mr. Lapaseotes, a member of our Board of Directors. Principal is due in full upon the maturity date; interest is payable quarterly.  In April 2012, we paid an additional $50,000 towards the principal.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

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

Great Western Bank SBA Loan

On April 22, 2011, we entered into a U.S. Small Business Administration (“SBA”) Note with Great Western Bank. This note, which matures on May 1, 2021, provides for $200,000 in additional working capital. The interest rate is at prime plus 2.5% and is adjusted quarterly. Principal and interest are payable monthly. As of December 31, 2012, the effective interest rate is 5.75%. The note can be prepaid without penalties and contains certain customary affirmative and negative covenants.

The loan agreement is collateralized by the accounts receivable, property and equipment, and intangible assets of the Company. The note is further guaranteed by John and Leann Saunders, significant shareholders, officers and members of the Company’s Board of Directors, with a security interest in 3,000,000 shares of the Company’s common stock, which are personally owned by the Saunders.

ICS Revolving Line of Credit

ICS has a revolving line of credit (“LOC”) agreement which matures on April 4, 2014, and provides for $70,050 in working capital. The interest rate is at the bank index rate less 0.5% and is adjusted daily. Interest is calculated using a 360 day year. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only is due, with the principal balance due on maturity. As of December 31, 2012, the effective interest rate is 5.75%. The LOC is collateralized by all the business assets of ICS.  As of the date of acquisition and through December 31, 2012, ICS had no amounts outstanding under this LOC.

Our obligations under our notes payable for the next five years and thereafter, as of December 31, 2012, are as follows:

Fiscal year ending December 31:

2013	$22,873
2014	224,782
2015	26,229
2016	27,741
2017	29,381
Thereafter	82,973
$413,979

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

Note 8 - Income Taxes

The reconciliation of income taxes calculated at the statutory rates to our effective tax rate is as follows:
	December 31,
	2012	2011
Expected tax expense	$165,146	$222,219
State tax provision, net	14,572	19,047
Permanent differences	11,240	3,129
Stock-based compensation adjustment and other	(131,683)	(58,765)
Change in valuation allowance	(419,020)	(388,586)
Other, net	(31,733)	(21,394)
Total provision for taxes (deferred)	$(391,478)	$(224,350)

Deferred federal tax benefit for 2012 and 2011 was $359,737 and $206,160, respectively. Deferred state tax benefit for 2012 and 2011 was $31,741 and $18,190, respectively.

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets as of December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011

Deferred tax assets, current:
Net operating loss carryforwards of the Company	$219,820	$636,982
Accruals, stock-based compensation and other	23,124	6,388
Less valuation allowance	-	(419,020)
Deferred tax assets, current	242,944	224,350

Deferred tax assets (liabilities), non-current:
Net operating loss carryforwards of the Company	383,447	-
Intangibles related to acquisition of ICS	(106,270)	-
Deferred tax assets, non-current	277,177	-

Net deferred tax assets	$520,121	$224,350

As of December 31, 2012, our net operating loss carryforwards for U.S. federal income tax purposes were approximately $1.6 million, and were subject to the following expiration schedule:

Net operating loss incurred:	Amount	Expiration dates:
December 31, 2006	$1,264,933	December 31, 2026
December 31, 2007	365,518	December 31, 2027
Total tax carryforwards	$1,630,457

Our unused net operating loss carryforwards may be applied against future taxable income.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

Note 9 – Stock Buyback Plan

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market at the quoted market price on the date of repurchase. Repurchased shares under the Stock Buyback Plan by year are as follows:

For the year ended December 31,	Number of Shares	Cost of Shares	Average Cost per Share

2008	57,200	$16,124	$0.28
2009	22,325	4,020	$0.18
2010	171,031	27,273	$0.16
2011	247,691	61,597	$0.25
2012	15,000	12,280	$0.82
Total	513,247	$121,294	$0.24

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

Note 10 - Stock Option and Warrant Plans

2006 Equity Incentive Plan

The 2006 Equity Incentive Plan (the “Plan”) provides for the issuance of stock-based awards to employees, officers, directors and consultants. The Plan permits the granting of stock awards and stock options.  The vesting of stock-based awards is generally subject to meeting certain performance based objectives, the passage of time or a combination of both, and continued employment through the vesting period. The Plan provides for the issuance of a maximum of 3,000,000 shares of our common stock, of which 471,500 shares were still available for issuance as of December 31, 2012.

Stock Option Activity

On April 1, 2011, the Board of Directors granted 220,000 options to purchase shares of common stock at a strike price of $0.24 per share, vesting over 3 years, with an expiration date of April 1, 2021.

On June 17, 2011, Dr. Gary Smith, a member of the Board of Directors, exercised his options to purchase 10,000 shares of common stock at a strike price of $0.18 per share.

On September 18, 2012, the Board of Directors granted 100,000 options to purchase shares of common stock at a strike price of $1.15 per share, vesting over 3 years, with an expiration date of September 18, 2022.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

During 2012, employees have exercised options to purchase 615,200 shares of common stock at strike prices ranging from $0.10 - $0.38 per share.

Stock option activity during 2012 and 2011 is summarized as follows:

				Weighted Avg.
		Weighted Avg.	Weighted Avg.	Remaining
	Number of	Exercise Price	Fair Value	Contractual Life	Aggregate
	Options	per Share	per Share	(in years)	Intrinsic Value
Outstanding, January 1, 2011	7,848,500	$1.74	$0.01	0.12	$2,700
Granted	220,000	$0.24	$0.24	9.26
Exercised	(10,000)	$0.18	$0.18	1.68
Expired	(6,737,500)	$1.98	$-	-
Outstanding, December 31, 2011	1,321,000	$0.25	$0.07	2.83	$98,295
Granted	100,000	$1.15	$1.15	9.72
Exercised	(615,200)	$0.24	$0.04	0.48
Expired	-	$-	$-	-
Outstanding, December 31, 2012	805,800	$0.37	$0.24	3.85	$561,723
Exercisable, December 31, 2012	559,126	$0.26	$0.07	1.64	$442,917
Unvested, December 31, 2012	246,674	$0.61	$0.61	8.85

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of our common stock on December 31, 2012 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2012.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2012:

	Options Outstanding			Options Exercisable
		Average
		Remaining	Weighted Avg.		Weighted Avg.
	Number	Contractual Life	Exercise Price	Number	Exercise Price
	Outstanding	(in years)	per Share	Outstanding	per Share

Range of exercise prices per share:
$0.00 - $0.20	45,000	0.51	$0.15	45,000	$0.15
$0.21 - $0.30	623,300	3.25	$0.24	476,626	$0.24
$0.31 - $0.50	-	-	$-	-	$-
$0.51 - $0.80	37,500	2.17	$0.61	37,500	$0.61
$0.81 - $2.00	100,000	9.72	$1.15	-	$-
Total	805,800	3.85	$0.37	559,126	$0.26

Note 11 - Basic and Diluted Net Income per Share

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

 Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

The following is a reconciliation of the share data used in the basic and diluted income per share computations:
	Year ended December 31,
	2012	2011
Basic:
Weighted average number of shares outstanding	20,943,966	20,674,739

Diluted:
Weighted average number of shares outstanding	20,943,966	20,674,739
Weighted average effects of dilutive securities	734,892	333,810
Total	21,678,858	21,008,549

Antidilutive securities	100,000	67,500

Note 12 - Related Party Transactions

In 2012 and 2011, we recorded total net revenue of approximately $12,500 and $10,000, respectively, from related parties. The related parties included a business owned by the father of Leann Saunders, our President, and a business owned by Pete Lapaseotes, a member of our Board of Directors.

Note 13 – Commitments and Contingencies

Operating Leases

In June 2012, we amended the building lease for our headquarters in Castle Rock, Colorado. The lease is for a period of three years with an expiration date of June 15, 2015. In addition to the primary rent, the lease requires additional payments for operating costs and other common area maintenance costs.

We also own approximately ¾ acre on which a 2,300 square foot building leased by our ICS office is located in Medina, North Dakota.  The North Dakota office is leased for a period of 5 years with an expiration date of March 1, 2018. One additional option to renew for a 5-year term exists and is deemed to automatically renew unless written notice is provided 60 days before the end of the term. This location pays a minimum monthly rental rate of approximately $150 plus all utilities, taxes and other expenses based on actual expenses to maintain the building.

Rent expense for the years ended December 31, 2012 and 2011, was approximately $103,500 and $74,700, respectively.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

Future minimum lease payments for our headquarters are as follows:

Years Ending December 31,	Amount
2013	$73,481
2014	74,256
2015	32,135
2016	1,818
Thereafter	2,121
Total lease commitments	$183,811

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

As of December 31, 2012, future minimum lease payments for capital leases are as follows:

Years Ending December 31,	Amount
2013	$6,422
2014	4,860
2015	4,860
2016	4,860
2017 and thereafter	1,797
Future minimum lease payments	22,799
Less amount representing interest	(2,312)
Present value of net minimum lease payments	20,487
Less current portion	(5,506)
Capital lease obligations	$14,981

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements
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

Legal proceedings

From time to time, we may become involved in various legal actions, administrative proceedings and claims in the ordinary course of business.  We generally record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable.

ICS is involved in a claim that is pending in the District Court of Lancaster County, Nebraska. The plaintiff in this claim alleges that ICS conspired with another party to deny the plaintiff organic certification. The plaintiff is seeking damages (an amount up to approximately $7.5 million) from the alleged difference in value of his crops if they had been certified organic versus the value of the crops as conventional grains. Written discovery has been completed, and ICS and the other defendant to this claim have filed motions for summary judgment seeking dismissal of plaintiff’s claims and an award for attorney’s fees.  We believe this claim is without merit; however, we are not yet in a position to state an outcome of this matter with any certainty.

 Although it is not possible to predict with certainty the outcome of this unresolved action, we do not believe, based on current knowledge, that this claim, or any legal proceeding or claim, is likely to have a material effect on our financial position, results of operations, or cash flows.
Employee Benefit Plan

On February 13, 2006, we established a 401(K) plan for the benefit of our employees. The Plan covers substantially all of our employees who have attained age 21. We may make a discretionary matching contribution in an amount that is determined by our Board of Directors. If a matching contribution is made, the amount cannot exceed the elective deferral contributions. For the years ended December 31, 2012 and 2011, we made matching contributions of approximately $19,000 and $7,000, respectively.

Note 14 – Supplemental Cash Flow Information

	Year to date ended December 31,
	2012	2011
Cash paid during the year:
Interest on Lapaseotes Notes - related party	$13,292	$15,361
Other interest	$10,925	$10,748
Income taxes	$-	$-

Non-cash investing and financing activities:
Unrealized loss on marketable securities	$-	$(6,693)
Assets acquired under capital lease obligations	$22,258	$-
Common stock issued in connection with ICS acquisition	$77,778	$-

Note 15 - Subsequent Events

We evaluated all subsequent events and transactions for potential recognition or disclosure in the consolidated financial statements through the date of issuance.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2012.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position Held
John Saunders	41	CEO and Chairman of the Board
Leann Saunders	42	President and Director
Dannette Henning	43	Chief Financial Officer
Tom Heinen	57	Director
Pete Lapasotes	54	Director
Adam Larson	43	Director
Dr. Gary Smith	74	Director
Robert VanSchoick	62	Director

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

Dannette Henning was engaged as a consultant beginning in November 2007 and accepted responsibilities as the Chief Financial Officer in early 2008. From 2004 to 2007, Ms. Henning was the Controller for Einstein Noah Restaurant Group. From 2001 to 2003, she served as the Controller for Vari-L Company. Mrs. Henning’s previous experience includes financial management positions with KPMG Peat Marwick, DF&R Restaurant Company, and CSI/CDC Company. Mrs. Henning is a CPA with more than 20 years of professional experience. She received a BBA degree in Accounting from the University of Texas at Arlington.

Tom Heinen is a co-president of Heinen’s Fine Food Stores (Heinen’s). Heinen’s specializes in offering the freshest, highest quality foods while providing world-class service in seventeen neighborhood locations serving various communities throughout Northeast Ohio. Since 1994, Mr. Heinen has managed the labor relations, central manufacturing, and the overall strategic direction for the meat, foodservice and bakery areas of Heinen’s. Mr. Heinen graduated from Bucknell University in 1977 with a B.S.B.A. in Business Management. He also serves as a board member of The Boys and Girls Club of Cleveland.

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

Dr. Gary Smith serves as a University Distinguished Professor Emeritus at Colorado State University-Fort Collins and on the Graduate Faculty of Texas A&M University-College Station. In 2011, Dr. Smith retired from his position as a professor in the Department of Animal Science at Colorado State University, a position he held since 1990. Dr. Smith received his PhD in Meat Science and Muscle Biology from Texas A&M University. Dr. Smith has also taught at Washington State University, Texas A&M University and FSIS-USDA National Meat Inspection Training Center. Dr. Smith is a member of multiple professional associations and societies and has received numerous academic awards.

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

Board Structure

The board of directors held one formal meeting and one telephonic meeting during calendar year 2012. We currently have no nominating, executive, compensation committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning executive officer compensation; however, Mr. and Mrs. Saunders abstain from voting concerning their compensation. Messrs. Lapaseotes, Larson, Smith and Van Schoick function as the Audit Committee and Mr. Larson acts as a financial expert.

Director Compensation

We presently compensate all directors by paying them $500 per meeting attending in person and $200 per telephonic meeting in excess of fifteen minutes. The same compensation applies for any committee meetings attended. In addition, directors are reimbursed for all company travel related expenses. Equity awards of options to purchase 10,000 shares of our common stock at $0.24 per share were granted to members of our board of directors during the year ended December 31, 2011. Equity awards of options to purchase 5,000 shares of our common stock at $1.15 per share were granted to members of our board of directors during the year ended December 31, 2012.

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

To our knowledge, based solely on review of the copies of such reports furnished to us and written representations, we believe that during the fiscal year ended December 31, 2012 all applicable filing requirements were complied with by our executive officers and directors.

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

Summary Compensation Table

The following table sets forth, for the last two completed fiscal years ended December 31, 2012 and 2011, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and to each of the two other executive officers of the Company in all capacities in which they served:
	Annual Compensation
Name and Position	Year	Salary ($)	Bonus ($)	Other ($)
John Saunders	2012	150,000	1,500	-
CEO	2011	150,000	6,250	-

Leann Saunders	2012	132,788	1,500	-
President	2011	125,000	5,238	-

Dannette Henning	2012	53,058	1,500	-
Chief Financial Officer	2011	50,000	1,563	-

Employment Contracts

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

Aggregated Option Exercises in the Last Fiscal Year and Year End Option Values

The following table sets forth the total number of securities underlying unexercised options held by our named executive officers as of December 31, 2012:

	Number of Outstanding Options				Value of Outstanding in-the- Money Options*
Name Executive Officer	Exercisable (#)	Unexercisable (#)	Exercise Price	Expiration Date	Exercisable ($)	Unexercisable ($)
John Saunders	3,333	6,667	$0.24	1/4/2021	$3,833	$7,667

Leann Saunders	3,333	6,667	$0.24	1/4/2021	$3,833	$7,667

Dannette Henning	50,000	-	$0.24	7/7/2013	$57,500	$-
	3,333	6,667	$0.24	1/4/2021	$3,833	$7,667
	-	5,000	$1.15	9/18/2012	$-	$5,750

* Based on the closing stock price of our common stock on February 18, 2013 of $1.15 per share.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth as of February 18, 2013 the record and beneficial ownership of Common Stock held by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company; (ii) each current director; (iii) each “named executive officer” (as defined in Regulation S-B, Item 402 under the Securities Act of 1933); and (iv) all executive officers and directors of the Company as a group. Securities reported as “beneficially owned” include those for which the named persons may exercise voting power or investment power, alone or with others. Voting power and investment power are not shared with others unless so stated. The number and percent of shares of Common Stock of the Company beneficially owned by each such person as of February 18, 2013 includes the number of shares, which such person has the right to acquire within sixty (60) days after such date.

Name and Address	Number of Shares
Michael D. Smith	2,562,896	(1)
3310 I-40 West, Suite 100, Amarillo, TX 79102

John and Leann Saunders	7,535,477	(2), (3), (4)
Tom Heinen	100,000	(2), (5)
Pete Lapaseotes	592,377	(2), (6)
Adam Larson	171,667	(2), (6)
Dr. Gary Smith	66,667	(2), (7)
Robert VanSchoick	16,667	(2), (6)
Dannette Henning	56,667	(2), (8)
All officers and directors as a group (7 persons)	8,539,522
* Less than 1% beneficial ownership

(1)
This table is based upon information obtained from our stock records. Unless otherwise indicated in the footnotes to the above table and subject to community property laws where applicable, we believe that each stockholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

(2)	The address for all persons is 221 Wilcox, Suite A, Castle Rock, CO 80104

(3)	John and Leann Saunders are husband and wife and own the shares as joint tenants.
(4)	Includes options to purchase 20,000 shares of common stock, of which 13,334 are currently exercisable.
(5)	Includes options to purchase 10,000 shares of common stock, of which none are currently exercisable.
(6)	Includes options to purchase 25,000 shares of common stock, of which 16,667 are currently exercisable.
(7)	Includes options to purchase 15,000 shares of common stock, of which 6,667 are currently exercisable.
(8)	Includes options to purchase 65,000 shares of common stock, of which 56,667 are currently exercisable.

Change of Control

There are currently no arrangements that would result in a change of control of the company.

Equity Compensation Plan Information

The following table sets forth securities authorized for issuance under our equity compensation plans as of December 31, 2012:

Plan Category	No. of securities to be issued upon exercise of outstanding options and warrants	Weighted average exercise price of outstanding options and warrants	No. of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders:
2006 Equity Incentive Plan	805,800	$0.37	471,500
Equity compensation plans not approved by security holders:	-		-
Total	805,800		471,500

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

John Saunders, our CEO and Chairman of the Board, is married to Leann Saunders, our President. Both Mr. and Mrs. Saunders serve on our Board of Directors.

In 2012 and 2011, we recorded revenue of approximately $12,500 and $10,000, respectively, from related parties. The related parties included a business owned by the father of Leann Saunders, our President, and a business owned by Pete Lapaseotes, a member of our Board of Directors.

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

Messrs. Heinen, Larson, Smith and Van Schoick are considered independent directors. Mr. Lapaseotes, Mr. Saunders and Mrs. Saunders are not independent. Messrs. Lapaseotes, Larson, Smith and Van Schoick function as the Audit Committee and Mr. Larson acts as a financial expert.

ITEM 14.         PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table presents fees for professional audit services rendered by GHP Horwath, P.C. for the audits of the Company’s annual financial statements for the years ended December 31, 2012 and 2011.

	2012	2011
Audit fees (1)	$48,500	$30,250
Audit related fees (2)	-	13,000
Tax fees	-	-
	$48,500	$43,250

(1)
Includes fees and expenses related to the fiscal year audit and interim reviews, notwithstanding when the fees and expenses were billed or when the services were rendered. Audit fees also include fees and expenses related to SEC filings.

(2)	Represents audit fees incurred specific to the acquisition of ICS.

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Document Name
3.1	Articles of Incorporation	Incorporated by reference from Registrant’s Registration Statement on Form SB-2
3.2	By-laws of the Registrant	Incorporated by reference from Registrant’s Registration Statement on Form SB-2
4.1	Form of the Registrant’s Common Stock Certificate	Incorporated by reference from Registrant’s Registration Statement on Form SB-2
4.2	2005 Stock Option Plan	Incorporated by reference from Registrant’s Registration Statement on Form SB-2
4.3	2006 Equity Incentive Plan	Incorporated by reference from Registrant’s Registration Statement on Form SB-2
10.1	Lease dated July 15, 2005 for offices in Platte City, Missouri	Incorporated by reference from Registrant’s Registration Statement on Form SB-2
10.2	Employment Agreement dated January 1, 2006 between the Registrant and John K. Saunders	Incorporated by reference from Registrant’s Registration Statement on Form SB-2
10.3	Employment Agreement dated January 1, 2006 between the Registrant and Leann Saunders	Incorporated by reference from Registrant’s Registration Statement on Form SB-2
10.4	Purchase and Exchange Agreement, dated as of February 29, 2012, by and among Integrated Management Information, Inc. and International Certification Services, Inc.	Incorporated by reference from Registrant’s Form 8-K filed March 2, 2012
10.5	Shareholders’ Agreement, dated as of February 29, 2012, by and among Integrated Management Information, Inc. and International Certification Services, Inc. and the selling shareholders.	Incorporated by reference from Registrant’s Form 8-K filed March 2, 2012
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 6, 2013	Where Food Comes From, Inc.
	By:	/s/ John K. Saunders
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John K. Saunders	Chairman and CEO	March 6, 2013
John K. Saunders

/s/ Leann Saunders	President and Director	March 6, 2013
Leann Saunders

/s/ Dannette Henning	Chief Financial Officer	March 6, 2013
Dannette Henning

/s/ Tom Heinen	Director	March 6, 2013
Tom Heinen

/s/ Pete Lapaseotes	Director	March 6, 2013
Pete Lapaseotes

/s/ Adam Larson	Director	March 6, 2013
Adam Larson

/s/ Dr. Gary Smith	Director	March 6, 2013
Dr. Gary Smith

/s/ Robert VanSchoick	Director	March 6, 2013
Robert VanSchoick