Form 10-Q
period 2013-03-31
Where Food Comes From, Inc.
filed 2013-05-01
CIK 1360565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File No. 333-133624

WHERE FOOD COMES FROM, INC.
(exact name of registrant as specified in its charter)
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
Yes ☐                                No      ☒

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of April 26, 2013 was 21,587,765.

Where Food Comes From, Inc.
Table of Contents
March 31, 2013

Part 1 - Financial Information

Item 1.	Financial Statements	1

Item 2.	Management's Discussion and Analysis of Financial Condition	17
	and Results of Operations

Item 4.	Controls and Procedures	24

Part II - Other Information

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6.	Exhibits	25

Where Food Comes From, Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,505,638	$1,403,489
Accounts receivable, net	329,850	377,072
Prepaid expenses and other current assets	52,217	80,189
Deferred tax assets	277,232	242,944
Total current assets	2,164,937	2,103,694
Property and equipment, net	139,602	146,563
Intangible and other assets, net	293,776	303,810
Goodwill	532,997	532,997
Long-term deferred tax assets	277,177	277,177
Total assets	$3,408,489	$3,364,241

Liabilities and Equity
Current liabilities:
Accounts payable	$149,907	$134,913
Accrued expenses and other current liabilities	42,918	58,808
Customer deposits	30,969	27,478
Deferred revenue	207,990	139,022
Short-term debt and current portion of notes payable	23,745	22,873
Current portion of capital lease obligations	4,012	5,506
Total current liabilities	459,541	388,600
Capital lease obligations, net of current portion	13,958	14,981
Notes payable and other long-term debt, net of current portion	184,465	191,106
Notes payable, related party	200,000	200,000
Total liabilities	857,964	794,687

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, $0.001 par value; 95,000,000 shares authorized;
21,977,046 (2013) and 21,837,046 (2012) shares issued, and
21,463,799 (2013) and 21,323,799 (2012) shares outstanding	21,977	21,837
Additional paid-in-capital	3,713,124	3,668,556
Treasury stock of 513,247 shares (2013 and 2012)	(121,294)	(121,294)
Accumulated deficit	(1,345,923)	(1,287,540)
Total Where Food Comes From, Inc. equity	2,267,884	2,281,559
Non-controlling interest	282,641	287,995
Total equity	2,550,525	2,569,554
Total liabilities and stockholders' equity	$3,408,489	$3,364,241

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.
Condensed Consolidated Statements of Income (Loss)
(Unaudited)

	Quarter ended
	March 31,	March 31,
	2013	2012
Revenues:
Service revenues	$853,606	$845,827
Product sales	129,009	156,954
Other revenue	42,888	26,503
Total revenues	1,025,503	1,029,284
Costs of revenues:
Labor and other costs of services	405,792	355,453
Costs of products	85,889	102,872
Total costs of revenues	491,681	458,325
Gross profit	533,822	570,959
Selling, general and administrative expenses	625,515	488,137
Income (loss) from operations	(91,693)	82,822
Other expense (income):
Interest expense	6,779	7,872
Other income, net	(447)	(2,662)
Income (loss) before income taxes	(98,025)	77,612
Income tax benefit	(34,288)	(282,090)
Net income (loss)	(63,737)	359,702
Net loss attributable to non-controlling interest	5,354	2,431
Net income (loss) attributable to Where Food Comes From, Inc.	$(58,383)	$362,133

Net income (loss) per share:
Basic	$ *	$0.02
Diluted	$ *	$0.02

Weighted average number of common shares outstanding:
Basic	21,439,355	20,609,639
Diluted	21,439,355	21,105,614

* less than a penny ($0.01) per share

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Quarter ended
	March 31,	March 31,
	2013	2012

Net income (loss)	$(63,737)	$359,702
Unrealized gain on marketable securities	-	11,709
Comprehensive income (loss)	(63,737)	371,411
Comprehensive loss attributable to non controlling interest	5,354	2,431
Comprehensive income (loss) attributable to Where Food Comes From, Inc.	$(58,383)	$373,842

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Quarter ended March 31,
	2013	2012

Net cash provided by operating activities	$83,455	$39,430

Investing activities:
Acquisition of International Certification Services, Inc., net of cash acquired	-	(214,774)
Purchases of marketable securities	-	(2,336)
Purchases of property and equipment	(4,520)	(2,942)
Net cash used in investing activities	(4,520)	(220,052)

Financing activities:
Repayments of notes payable	(5,769)	(5,484)
Repayments of capital lease obligations	(2,517)	(967)
Proceeds from stock option exercise	31,500	-
Net cash provided by (used in) financing activities	23,214	(6,451)
Net change in cash and cash equivalents	102,149	(187,073)
Cash and cash equivalents at beginning of period	1,403,489	969,020
Cash and cash equivalents at end of period	$1,505,638	$781,947

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.
Condensed Consolidated Statement of Equity
Quarter ended March 31, 2013
(Unaudited)

	Where Food Comes From, Inc.
			Additional
	Common Stock		Paid-in	Treasury	Accumulated	Non-controlling
	Shares	Amount	Capital	Stock	Deficit	Interest	Total
Balance at December 31, 2012	21,323,799	$21,837	$3,668,556	$(121,294)	$(1,287,540)	$287,995	$2,569,554
Stock-based compensation expense	-	-	13,208	-	-	-	13,208
Issuance of common shares upon exercise of options	140,000	140	31,360	-	-	-	31,500
Net loss	-	-	-	-	(58,383)	(5,354)	(63,737)
Balance at March 31, 2013	21,463,799	$21,977	$3,713,124	$(121,294)	$(1,345,923)	$282,641	$2,550,525

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

With the acquisition of ICS, we began aggregating operations into one reportable segment: Certification and Verification Services. The factors considered in determining this aggregated reporting segment include the economic similarity of the businesses, the nature of services provided, production processes, types of customers and distribution methods. The Company’s chief operating decision maker (the Company’s CEO) allocates resources and assesses the performance of its Certification and Verification Services activities as one segment. The Company also has an operating licensing segment, which does not currently meet the quantitative threshold to be considered a reporting segment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the results of operations, financial position and cash flows of Where Food Comes From, Inc. and its majority-owned subsidiary, ICS (collectively referred to as “we,” “us,” and “our” throughout this Form 10-Q).  All intercompany balances have been eliminated.

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2012, included in our Form 10-K filed on March 6, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the first quarter ended March 31, 2013 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

Where Food Comes From, Inc.
Notes to the Condensed Consolidated Financial Statements

Recent Accounting Pronouncements

We have considered all recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

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

From the acquisition date through March 31, 2012, ICS revenues and net income were approximately $76,500 and $6,100, respectively. The following unaudited pro forma information presents the results of operations for the first quarter ended March 31, 2012, as if the acquisition of ICS had occurred on January 1, 2012.

Total revenue	$1,197,753
Net income	$315,367
Diluted earnings per share	$0.02

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

Where Food Comes From, Inc.
Notes to the Condensed Consolidated Financial Statements

The following schedule is a reconciliation of the share data used in the basic and diluted income (loss) per share computations:

	Quarter ended
	March 31,	March 31,
	2013	2012
Basic:
Weighted average shares outstanding	21,439,355	20,609,639

Diluted:
Weighted average shares outstanding	21,439,355	20,609,639
Weighted average effects of dilutive securities	-	495,975
Total	21,439,355	21,105,614

Antidilutive securities:	665,800	37,500

The effect of the inclusion of the dilutive shares would have resulted in a decrease in loss per share during the quarter ended March 31, 2013.  Accordingly, the weighted average shares outstanding have not been adjusted for dilutive shares.

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

No stock options were granted during the first quarters ended March 31, 2013 or 2012. Stock-based compensation expense for the first quarter ended March 31, 2013 and 2012 was $13,208 and $4,394, respectively. Stock-based compensation expense has been included in general and administrative expenses.

Where Food Comes From, Inc.
Notes to the Condensed Consolidated Financial Statements

Note 5 - Stock Option Plan Activity

Stock option activity under our Plans is summarized as follows:
				Weighted Avg.
		Weighted Avg.	Weighted Avg.	Remaining
	Number of	Exercise Price	Fair Value	Contractual Life	Aggregate
	Options/Warrants	per Share	per Share	(in years)	Intrinsic Value

Outstanding, December 31, 2012	805,800	$0.37	$0.24	3.85	$561,723
Granted	-	$-	$-	-
Exercised	(140,000)	$0.23	$0.03	0.24
Canceled	-	$-	$-	-
Outstanding, March 31, 2013	665,800	$0.39	$0.28	4.31	$451,881
Exercisable, March 31, 2013	419,126	$0.27	$0.08	1.78	$331,608

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on March 31, 2013 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on March 31, 2013.

Note 6 - Stock Buyback Plan

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market. Repurchased shares under the Stock Buyback Plan by year are as follows:

For the year to date period ended:	Number of Shares	Cost of Shares	Average Cost per Share

December 31, 2008	57,200	$16,124	$0.28
December 31, 2009	22,325	4,020	$0.18
December 31, 2010	171,031	27,273	$0.16
December 31, 2011	247,691	61,597	$0.25
December 31, 2012	15,000	12,280	$0.82
Total	513,247	$121,294	$0.24

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

Where Food Comes From, Inc.
Notes to the Condensed Consolidated Financial Statements

Note 7 – Income Taxes

Deferred tax assets and liabilities have been determined based upon the differences between the financial statement amounts and the tax bases of assets and liabilities as measured by enacted tax rates expected to be in effect when these differences are expected to reverse. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our net operating loss (NOL) carry forwards are the most significant component of our deferred tax assets; however, the ultimate realization of our deferred tax assets is dependent upon generation of future taxable income. We consider past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. Utilization of our NOL carry forwards reduces our federal and state income tax liability incurred.

As of December 31, 2012, our net operating loss carry forwards for U.S. federal income tax purposes were $1.6 million, and were subject to the following expiration schedule:

Net operating loss incurred:	Amount	Expiration dates:
December 31, 2006	$1,264,933	December 31, 2026
December 31, 2007	365,518	December 31, 2027
Total tax carryforwards	$1,630,451
]
Our unused net operating loss carry forwards may be applied against future taxable income.

During the first quarter ended March 31 2012, utilization of NOL carry forwards reduced our effective tax rate. For the first quarter ended March 31, 2013 and 2012, we recorded an income tax benefit of approximately $34,300 and approximately $282,100, respectively. The income tax benefit for the quarter ended March 31, 2012 included the effect of reversing $282,250 of the valuation allowance that existed as of December 31, 2011 after concluding the likelihood for a full realization of the benefits of our deferred tax assets was more likely than not.

Note 8 - Notes Payable

Notes payable consist of the following:

	March 31,	December 31,
	2013	2012

Equipment Note Payable	$35,772	$37,407
Lapaseotes Note Payable - Related Party	200,000	200,000
Great Western Bank SBA Loan	172,438	176,572
	408,210	413,979
Less current portion of notes payable and other long-term debt	23,745	22,873
Notes payable and other long-term debt	$384,465	$391,106

Where Food Comes From, Inc.
Notes to the Condensed Consolidated Financial Statements

Equipment Note Payable

In December 2012, we entered into a note payable of $37,407 for the purchase of a vehicle. Interest and principal payments are due in equal monthly installments of $715 over five years beginning January 2013. This note bears an interest rate of 5.5% per annum and is collateralized by the vehicle.

Lapaseotes Note Payable – Related Party

In September 2007, we obtained $300,000 in unsecured debt financing. The notes are held by a major shareholder who is related to Mr. Lapaseotes, a member of our Board of Directors. In April 2011, modifications to the terms of the existing agreement were completed. Such modifications included a reduction in the interest rate from 9% to 6% annually, as well as an extension of the maturity date from September 12, 2012 to March 31, 2014. In March 2013, an additional modification was made to extend the maturity date to March 31, 2015. We applied the 10% significance test in accordance with GAAP to determine if the original debt should be accounted for as an extinguishment. The results were less than 10% and therefore the original debt has not been accounted for as an extinguishment. Principal is due in full upon the maturity date; interest is payable quarterly.

Great Western Bank SBA Loan

On April 22, 2011, we entered into a U.S. Small Business Administration (“SBA”) Note with Great Western Bank. This note, which matures on May 1, 2021, provides for $200,000 in additional working capital. The interest rate is at prime plus 2.5% and is adjusted quarterly. Principal and interest are payable monthly. As of March 31, 2013, the effective interest rate is 5.75%. The note can be prepaid without penalties and contains certain customary affirmative and negative covenants.

The loan agreement is collateralized by the accounts receivable, property and equipment, and intangible assets of the Company. The note is further guaranteed by John and Leann Saunders, significant shareholders, officers and members of the Company’s Board of Directors, with a security interest in 3,000,000 shares of the Company’s common stock, which are personally owned by the Saunders.

ICS Revolving Line of Credit

ICS has a revolving line of credit (LOC) agreement which matures on April 4, 2014, and provides for $70,050 in working capital. The interest rate is at the bank index rate less 0.5% and is adjusted daily. Interest is calculated using a 360 day year. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only is due, with the principal balance due on maturity. As of March 31, 2013, the effective interest rate is 5.75%. The LOC is collateralized by all the business assets of ICS.  As of the date of acquisition and through March 31, 2013, ICS had no amounts outstanding under this LOC.

Where Food Comes From, Inc.
Notes to the Condensed Consolidated Financial Statements

Note 9 - Commitments and Contingencies

Operating Leases

In June 2012, we amended the building lease for our headquarters in Castle Rock, Colorado. The lease is for a period of three years with an expiration date of June 15, 2015. In addition to the primary rent, the lease requires additional payments for operating costs and other common area maintenance costs.

We also own approximately ¾ acre on which a 2,300 square foot building leased by our ICS office is located in Medina, North Dakota.  The North Dakota office is leased for a period of five years with an expiration date of March 1, 2018. One additional option to renew for a five-year term exists and is deemed to automatically renew unless written notice is provided 60 days before the end of the term. Rent for this location consists of a minimum monthly rental rate of approximately $150 plus all utilities, taxes and other expenses based on actual expenses to maintain the building.

As of March 31, 2013, future minimum lease payments are as follows:
Years Ending December 31,	Amount
2013 (remaining nine months)	55,224
2014	74,256
2015	32,135
2016	1,818
Thereafter	2,121
Total lease commitments	$165,554

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

ICS leases certain office equipment under a capital lease with a base rent of $521 per month. The lease expired in April 2013. Included in property and equipment is $17,000 in asset cost. Imputed interest of 6.25% was used in determining the minimum lease payments.

Where Food Comes From, Inc.
Notes to the Condensed Consolidated Financial Statements

As of March 31, 2013, future minimum lease payments for capital leases are as follows:

Years Ending December 31,	Amount
2013 (remaining nine months)	3,645
2014	4,860
2015	4,860
2016	4,860
2017 and thereafter	1,797
Future minimum lease payments	20,022
Less amount representing interest	(2,052)
Present value of net minimum lease payments	17,970
Less current portion	(4,012)
Capital lease obligations	$13,958

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

Where Food Comes From, Inc.
Notes to the Condensed Consolidated Financial Statements

Note 10 – Supplemental Cash Flow Information

	Quarter ended March 31,
	2013	2012
Cash paid during the year:
Interest on Lapaseotes Notes - related party	$5,918	$3,429
Other interest	$3,152	$2,940
Income taxes	$-	$-

Non-cash investing and financing activities:
Unrealized gain on marketable securities	$-	$11,709
Assets acquired under capital lease obligations	$-	$22,258
Common stock issued in connection with ICS acquisition	$-	$77,778

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This information should be read in conjunction with the condensed consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Form 10−K for the fiscal year ended December 31, 2012. The following discussion and analysis includes historical and certain forward−looking information that should be read together with the accompanying condensed consolidated financial statements, related footnotes and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward−looking statements.

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

Management’s Strategy

For several years, management focused its efforts on building a strong foundation to enhance profitability for the long term. Initially our efforts focused on our age and source verification services. Throughout 2009, we introduced a more robust offering of verification services. We also internally developed automated processes which improved our efficiency and reduced our employee headcount. As a direct result, total verification sales and hardware sales improved. We were able to provide more verification certifications (a multiple service offering) in a single audit but while this type of service results in an increase in revenue; it also has a lower profit margin as compared to our single service offerings. Interestingly enough, because our customers were seeing more profit per head from multiple verifications at a minimal increase in cost per verification service, they increased the number of cattle within each group audited. We benefitted from increased hardware sales which has higher profit margins due to our process automation.

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

In 2010, management, along with the assistance of industry consulting experts, intentionally made the decision to invest heavily in marketing our services and our WhereFoodComesFrom® labeling program to build consumer awareness. We still continue to invest heavily in marketing our verification services and our WhereFoodComesFrom® brand to build consumer awareness and demand through the use of videos, television exposure, word-of-mouth and the internet.

Today, consumers are becoming more educated about food choices. Factors such as the carbon footprint that a particular food represents are playing an increasing role in consumers’ decision making. Food safety also plays a significant role in consumer preferences. In recent years, demand increased for livestock identification due to concerns regarding bovine spongiform encephalopathy (mad cow disease). With all of the food recalls, fraudulent food labeling and other food scares (spinach, jalapenos, tomatoes, hamburger, peanuts, horsemeat), consumers are spending their dollars more diligently. Our company strives to identify opportunities to develop verification programs in advance of market demand and we continue to offer competitively-priced, bundled solutions to our growing customer base. Frequently, those bundled solutions include our newest programs in order to address the most recent concerns in the food supply. At times, we may sacrifice short-term profits in order grow a bigger, stronger company for the long-term; and we believe, to help increase transparency in our food production.

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

Current Marketplace Opportunities

We believe the following marketplace opportunities will drive our business forward, effectively increasing consumer demand for third party verification services:

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

•
The worldwide market for certified organic products was estimated at $59.4 billion in 2010. The U.S. market was estimated at $28.5 billion in 2010 and is expected to reach $42.5 billion by 2015. Increasing consumer demand for healthy, better-for-you products produced with sustainable agricultural practices is driving growth in the organic market. Additionally, specialty food-store chains, conventional grocery store chains and big box retailers are allocating more shelf space to organic products in order to meet the growing demand. Our acquisition of a 60% ownership investment in ICS creates a strategic transaction offering major participants in the food and agriculture industries a comprehensive range of verification services for the major food groups through a single platform.

•
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

•
Effective March 11, 2013, the USDA mandated the Animal Disease Traceability Rule primarily covering cattle 18 months of age or less. This ruling solidifies the need for beef producers to participate in a national animal identification program. This presents a significant opportunity for our business. As a result, we have been participating in an industry-led coalition to offer private industry solutions for this ruling.

Current Business Speculation for Source and Age Verified Product

On January 28, 2013, the Japanese government announced a change in its export requirements on US beef imports of cattle aged from below 21 months to 30 months or younger.

Speculation surrounding this change negatively impacted our source and age verification business beginning in the latter half of 2012, first quarter 2013, and we expect it to continue throughout 2013. Initially, we believe the change will most likely enable a significant increase in the amount of product qualifying for export to Japan and accordingly, this may negatively impact the premiums typically seen in the marketplace for source and age verified cattle.

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

Liquidity and Capital Resources

At March 31, 2013, we had cash and cash equivalents of $1,505,638 compared to $1,403,489 of cash and cash equivalents at December 31, 2012. Our working capital at March 31, 2013 was $1,705,396 compared to $1,715,094 at December 31, 2012.

Net cash provided by operating activities during the first quarter ended March 31, 2013 was approximately $83,500 compared to cash provided of approximately $39,400 during the same period in 2012. Cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock based compensation expense and deferred taxes. Fluctuations are primarily due to the timing of cash receipts and cash disbursements offset by operating performance.

Net cash used in investing activities during the first quarter ended March 31, 2013 was approximately $4,500 compared to net cash used of approximately $220,100 in the 2012 period. Net cash used in first quarter of 2012 was primarily attributable to the acquisition of 60% of the outstanding stock of ICS in which we paid $350,000 in cash less approximately $135,200 in cash acquired.

Net cash provided by financing activities during the first quarter ended March 31, 2013 was approximately $23,200 compared to net cash used of approximately $6,500 in the 2012 period. Net cash provided in the first quarter of 2012 was due to proceeds of $31,500 from stock option exercises offset by repayments towards notes payable and capital lease obligations of approximately $8,300.

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

Our plan for continued growth is primarily based upon acquisitions, as well as, intensifying our focus on international markets. We believe that there are significant growth opportunities available to us because often the only means to entry as imposed on international market imports/exports is via a quality verification program.

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

Simultaneous with the closing of the new loan agreement with Great Western Bank, we amended the terms of our existing $300,000 in unsecured debt. The note is held by a major shareholder who is related to Pete Lapaseotes, a director of the Company. Modifications to the terms of the existing agreement include a reduction in the interest rate from 9% to 6% annually, as well as an extension of the maturity date from September 12, 2012 to March 31, 2014. In March 2013, an additional modification was made to extend the maturity date to March 31, 2015. Principal is due in full upon the maturity date; interest is payable quarterly.

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

RESULTS OF OPERATIONS

First Quarter ended March 31, 2013 compared to the Same Period in Fiscal Year 2012

The acquisition of ICS has been accounted for using the acquisition method of accounting and, accordingly, its results are included in the Company’s consolidated financial statements from the date of acquisition. Therefore, in the analysis below, first quarter 2012 includes results of ICS operations from February 29, 2012 through March 31, 2012 whereas; first quarter 2013 includes results of ICS operations from January 1, 2013 through March 31, 2013.

Revenues

Total revenues for the first quarter ended March 31, 2013 slightly decreased by less than one percent compared to the same period in 2012.

Service revenues include sales of our USVerified solutions and related consulting, program development and web-based development services. Service revenues of approximately $853,600 for the first quarter ended March 31, 2013 slightly increased approximately $8,000, or 0.9%, compared to approximately $845,800 for the first quarter 2012. Overall, the increase is due to the inclusion of a full quarter of ICS operations in 2013; offset by changes in Japanese government imposed age restrictions on US beef imports, which has negatively impacted our source and age verification business.

Product sales represent sales of cattle identification ear tags. Product sales of approximately $129,000 for the first quarter ended March 31, 2013 decreased approximately $27,900, or 17.8%, compared to approximately $157,000 for the first quarter 2012. The decrease was due to decreased volume in the quantity of tags sold in connection with our Source and Age verification programs.

Other revenue primarily represents the fees earned from our WFCF labeling program. Other revenue of approximately $42,900 for the first quarter ended March 31, 2013 increased 61.8% compared to approximately $26,500 for the first quarter 2012. This revenue source is still in its infancy and we anticipate exponential growth in the future as more and more food producers continue to show interest in this product offering.

Cost of Revenues and Gross Margin

Cost of revenues for the first quarter ended March 31, 2013 was approximately $491,700 compared to approximately $458,300 during the first quarter 2012. Gross margin for the first quarter 2013 decreased to 52.1% of revenues compared to 55.5% for the first quarter 2012.

Our margins are impacted by various costs such as cost of products, salaries and benefits, insurance, and taxes. Because certain elements of our cost of revenues are fixed in nature, incremental sales positively impact our margins. Conversely, our gross margins for first quarter 2013 slightly declined compared to 2012, predominately due to the absorption of increases in our fixed costs (salaries, payroll taxes and medical insurance) over a slightly smaller revenue base.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter 2013 were approximately $625,500, an increase of $137,400, or 28.1% over the first quarter 2012. Overall, the increase in our selling, general and administrative expenses is due to the inclusion of a full quarter of ICS operations in 2013.

In connection with the changes in Japanese government imposed age restrictions on US beef imports and its corresponding negative impact on our source and age business, we have taken an aggressive approach to minimize our expenses. In some instances, we have reduced employee hours and benefits, outsourced certain functions where savings were identified, and brought some functions in-house to the extent that we had the expertise. Inherently, all profitable businesses have a base amount of expense and personnel that must remain in place in order for the business to operate. But, we believe that the measures we have taken will still enable us to offer superior customer service, while addressing long-term objectives of growth, profitability and maximizing shareholder value.

Income Tax Benefit

For the first quarter ended March 31, 2013 and 2012, we recorded an income tax benefit of approximately $34,300 and $282,100, respectively. The income tax benefit for the 2012 period included the effect of reversing $282,250 of our valuation allowance that existed as of December 31, 2011 after concluding the likelihood for a full realization of the benefits of our deferred tax assets was more likely than not.

Net Income (Loss) and Per Share Information

As a result of the foregoing, net loss attributable to WFCF shareholders for the first quarter ended March 31, 2013 was approximately $58,400 or less than a penny per basic and diluted common share. Net income attributable to WFCF shareholders for the first quarter ended March 31, 2012 was approximately of $362,100 or $0.02 per basic and diluted common share, which included a $282,250 benefit from income taxes related to the reversal of a portion of our valuation allowance on our deferred tax assets that had an impact of approximately $0.01 per share on a dilutive basis.

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

ITEM 1.LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2012 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2013, there have been no material changes to the risks disclosed in our most recent Annual Report on Form 10−K. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Date: May 1, 2013	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders____________________
Chief Executive Officer

By:	/s/ Dannette D. Henning____________________
Chief Financial Officer