Form 10-Q
period 2013-06-30
Where Food Comes From, Inc.
filed 2013-08-01
CIK 1360565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2013

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
Yes ☐                                No      ☒

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of July 29, 2013, was 21,735,315.

June 30, 2013

Part 1 - Financial Information

Item 1.	Financial Statements	3

Item 2.	Management's Discussion and Analysis of Financial Condition	18
	and Results of Operations

Item 4.	Controls and Procedures	25

Part II - Other Information

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6.	Exhibits	26

Where Food Comes From, Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2013	2012
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,490,202	$1,403,489
Accounts receivable, net	437,643	377,072
Prepaid expenses and other current assets	96,447	80,189
Deferred tax assets	244,154	242,944
Total current assets	2,268,446	2,103,694
Property and equipment, net	150,698	146,563
Intangible and other assets, net	283,743	303,810
Goodwill	532,997	532,997
Long-term deferred tax assets	277,177	277,177
Total assets	$3,513,061	$3,364,241

Liabilities and Equity
Current liabilities:
Accounts payable	$175,444	$134,913
Accrued expenses and other current liabilities	42,204	58,808
Customer deposits	41,313	27,478
Deferred revenue	201,465	139,022
Short-term debt and current portion of notes payable	24,004	22,873
Current portion of capital lease obligations	4,065	5,506
Total current liabilities	488,495	388,600
Capital lease obligations, net of current portion	12,921	14,981
Notes payable and other long-term debt, net of current portion	177,591	191,106
Notes payable, related party	200,000	200,000
Total liabilities	879,007	794,687

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized;
22,156,012 (2013) and 21,837,046 (2012) shares issued, and
21,609,315 (2013) and 21,323,799 (2012) shares outstanding	22,156	21,837
Additional paid-in-capital	3,769,402	3,668,556
Treasury stock of 546,697 (2013) and 513,247 shares (2012)	(150,849)	(121,294)
Accumulated deficit	(1,291,005)	(1,287,540)
Total Where Food Comes From, Inc. equity	2,349,704	2,281,559
Non-controlling interest	284,350	287,995
Total equity	2,634,054	2,569,554
Total liabilities and stockholders' equity	$3,513,061	$3,364,241

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.
Condensed Consolidated Statements of Income (Loss)
(Unaudited)

	Quarter ended
	June 30,		June 30,
	2013		2012
Revenues:
Service revenues		$1,063,593	$1,172,224
Product sales		151,859	200,282
Other revenue		25,306	24,676
Total revenues		1,240,758	1,397,182
Costs of revenues:
Labor and other costs of services		463,092	488,684
Costs of products		118,189	152,545
Total costs of revenues		581,281	641,229
Gross profit		659,477	755,953
Selling, general and administrative expenses		564,768	581,369
Income from operations		94,709	174,584
Other expense (income):
Interest expense		5,307	5,821
Gain on marketable securities		—	(2,574)
Other income, net		(397)	(691)
Income before income taxes		89,799	172,028
Income tax expense (benefit)		33,174	(127,382)
Net income		56,625	299,410
Net (income) loss attributable to non-controlling interest		(1,708)	4,842
Net income attributable to Where Food Comes From, Inc.		$54,917	$304,252

Net income per share:
Basic	$	*	$0.01
Diluted	$	*	$0.01

Weighted average number of common shares outstanding:
Basic		21,555,835	20,854,725
Diluted		21,867,453	21,549,014

* less than a penny ($0.01) per share

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.
Condensed Consolidated Statements of Income (Loss)
(Unaudited)

	Year to date ended
	June 30,		June 30,
	2013		2012
Revenues:
Service revenues		$1,917,200	$2,018,051
Product sales		280,868	357,236
Other revenue		68,193	51,179
Total revenues		2,266,261	2,426,466
Costs of revenues:
Labor and other costs of services		868,885	844,137
Costs of products		204,078	255,417
Total costs of revenues		1,072,963	1,099,554
Gross profit		1,193,298	1,326,912
Selling, general and administrative expenses		1,190,286	1,069,506
Income from operations		3,012	257,406
Other expense (income):
Interest expense		12,082	13,693
Gain on sale of marketable securities		—	(2,574)
Other income, net		(846)	(3,353)
Income (loss) before income taxes		(8,224)	249,640
Income tax benefit		(1,114)	(409,472)
Net (loss) income		(7,110)	659,112
Net loss attributable to non-controlling interest		3,645	7,273
Net (loss) income attributable to Where Food Comes From, Inc.		$(3,465)	$666,385

Net income per share:
Basic	$	*	$0.03
Diluted	$	*	$0.03

Weighted average number of common shares outstanding:
Basic		21,497,916	20,732,182
Diluted		21,497,916	21,360,420

* less than a penny ($0.01) per share

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Quarter ended		Year to date ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Net income (loss)	$56,625	$299,410	$(7,110)	$659,112
Unrealized (loss) gain on marketable securities	—	(8,115)	—	3,594
Comprehensive income (loss)	56,625	291,295	(7,110)	662,706
Comprehensive (income) loss attributable to non controlling interest	(1,708)	4,842	3,645	7,273
Comprehensive income (loss) attributable to Where Food Comes From, Inc.	$54,917	$296,137	$(3,465)	$669,979

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Year to date ended June 30,
	2013	2012

Net cash provided by operating activities	$84,940	$184,173

Investing activities:
Acquisition of International Certification Services, Inc., net of cash acquired	—	(214,774)
Purchases of marketable securities	—	(25,263)
Proceeds from sale of marketable securities	—	22,574
Purchases of property and equipment	(26,039)	(8,001)
Net cash used in investing activities	(26,039)	(225,464)

Financing activities:
Repayments of notes payable	(12,384)	(62,686)
Repayments of capital lease obligations	(3,501)	(3,374)
Proceeds from stock option exercise	73,252	48,000
Stock repurchase under Buyback Program	(29,555)	(2,270)
Net cash provided by (used in) financing activities	27,812	(20,330)
Net change in cash and cash equivalents	86,713	(61,621)
Cash and cash equivalents at beginning of period	1,403,489	969,020
Cash and cash equivalents at end of period	$1,490,202	$907,399

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.
Condensed Consolidated Statement of Equity
Year to date ended June 30, 2013
(Unaudited)

	Where Food Comes From, Inc.
			Additional
	Common Stock		Paid-in	Treasury	Accumulated	Non-controlling
	Shares	Amount	Capital	Stock	Deficit	Interest	Total
Balance at December 31, 2012	21,323,799	$21,837	$3,668,556	$(121,294)	$(1,287,540)	$287,995	$2,569,554
Stock-based compensation expense	—	—	27,913	—	—	—	27,913
Issuance of common shares upon exercise of options	318,966	319	72,933	—	—	—	73,252
Stock repurchase on the open market	(33,450)	—	—	(29,555)	—	—	(29,555)
Net loss	—	—	—	—	(3,465)	(3,645)	(7,110)
Balance at June 30, 2013	21,609,315	$22,156	$3,769,402	$(150,849)	$(1,291,005)	$284,350	$2,634,054

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

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (”SEC”) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2012, included in our Form 10-K filed on March 6, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the second quarter ended June 30, 2013 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

From the acquisition date through June 30, 2012, ICS revenues and net loss were approximately $344,600 and $18,200, respectively. The following unaudited pro forma information presents the results of operations for the six months ended June 30, 2012, as if the acquisition of ICS had occurred on January 1, 2012.

Total revenue	$2,594,936
Net income	$620,769

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

Where Food Comes From, Inc.
Notes to the Condensed Consolidated Financial Statements

The following schedule is a reconciliation of the share data used in the basic and diluted income (loss) per share computations:

	Quarter ended		Year to Date ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
Basic:
Weighted average shares outstanding	21,555,835	20,854,725	21,497,916	20,732,182

Diluted:
Weighted average shares outstanding	21,555,835	20,854,725	21,497,916	20,732,182
Weighted average effects of dilutive securities	311,618	694,289	—	628,238
Total	21,867,453	21,549,014	21,497,916	21,360,420

Antidilutive securities:	142,500	—	519,334	37,500

Antidilutive securities in the table above represent securities that could potentially dilute basic earnings in the future that were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period presented.

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

Stock options granted during the second quarter and year to date period ended June 30, 2013 were 47,500.  No stock options were granted for the second quarter or year to date period ended June 30, 2012. Stock-based compensation expense for the year to date period ended June 30, 2013 and 2012 was $27,913 and $8,782, respectively. Stock-based compensation expense for the quarter ended June 30, 2013 and 2012 was $14,705 and $4,388, respectively. Stock-based compensation expense has been included in general and administrative expenses.

Where Food Comes From, Inc.
Notes to the Condensed Consolidated Financial Statements

Note 5 - Stock Option Plan Activity

Stock option activity under our Plans is summarized as follows:
				Weighted Avg.
		Weighted Avg.	Weighted Avg.	Remaining
	Number of	Exercise Price	Fair Value	Contractual Life	Aggregate
	Options/Warrants	per Share	per Share	(in years)	Intrinsic Value

Outstanding, December 31, 2012	805,800	$0.37	$0.24	3.85	$561,723
Granted	47,500	$1.10	$1.10	9.90
Exercised	(318,966)	$0.23	$1.12	0.19
Canceled	(15,000)	$0.54	$0.54	8.25
Outstanding, June 30, 2013	519,334	$0.51	$0.43	5.76	$446,272
Exercisable, June 30, 2013	306,820	$0.28	$0.13	3.59	$333,432

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on June 30, 2013 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on June 30, 2013.

Note 6 - Stock Buyback Plan

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market. Repurchased shares under the Stock Buyback Plan by year are as follows:

For the year to date period ended:	Number of Shares	Cost of Shares	Average Cost per Share

December 31, 2008	57,200	$16,124	$0.28
December 31, 2009	22,325	4,020	$0.18
December 31, 2010	171,031	27,273	$0.16
December 31, 2011	247,691	61,597	$0.25
December 31, 2012	15,000	12,280	$0.82
June 30, 2013	33,450	29,555	$0.88
Total	546,697	$150,849	$0.28

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

Where Food Comes From, Inc.
Notes to the Condensed Consolidated Financial Statements

Note 7 – Income Taxes

Deferred tax assets and liabilities have been determined based upon the differences between the financial statement amounts and the tax bases of assets and liabilities as measured by enacted tax rates expected to be in effect when these differences are expected to reverse. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our net operating loss (“NOL”) carry forwards are the most significant component of our deferred tax assets; however, the ultimate realization of our deferred tax assets is dependent upon generation of future taxable income. We consider past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment. Utilization of our NOL carry forwards reduces our federal and state income tax liability incurred.

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

For the second quarter and year to date period ended June 30, 2013 we recorded an income tax expense of $33,174 and income tax benefit of $1,114, respectively.  For the quarter ended and year to date period ended June 30, 2012, we recorded an income tax benefit of $127,382 and $409,472, respectively. The income tax benefit for the year to date period ended June 30, 2012 included the effect of reversing $282,250 of the valuation allowance that existed as of December 31, 2011 after concluding the likelihood for a full realization of the benefits of our deferred tax assets was more likely than not.

Note 8 - Notes Payable

Notes payable consist of the following:

	June 30,	December 31,
	2013	2012

Equipment Note Payable	$34,115	$37,407
Lapaseotes Note Payable - Related Party	200,000	200,000
Great Western Bank SBA Loan	167,480	176,572
	401,595	413,979
Less current portion of notes payable and other long-term debt	24,004	22,873
Notes payable and other long-term debt	$377,591	$391,106

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

Great Western Bank SBA Loan

On April 22, 2011, we entered into a U.S. Small Business Administration (“SBA”) Note with Great Western Bank. This note, which matures on May 1, 2021, provides for $200,000 in additional working capital. The interest rate is at prime plus 2.5% and is adjusted quarterly. Principal and interest are payable monthly. As of June 30, 2013, the effective interest rate is 5.75%. The note can be prepaid without penalties and contains certain customary affirmative and negative covenants.

The loan agreement is collateralized by the accounts receivable, property and equipment, and intangible assets of the Company. The note is further guaranteed by John and Leann Saunders, significant shareholders, officers and members of the Company’s Board of Directors, with a security interest in 3,000,000 shares of the Company’s common stock, which are personally owned by the Saunders.

ICS Revolving Line of Credit

ICS has a revolving line of credit (LOC) agreement which matures on April 4, 2014, and provides for $70,050 in working capital. The interest rate is at the bank index rate less 0.5% and is adjusted daily. Interest is calculated using a 360 day year. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only is due, with the principal balance due on maturity. As of June 30, 2013, the effective interest rate is 5.75%. The LOC is collateralized by all the business assets of ICS.  As of the date of acquisition and through June 30, 2013, ICS had no amounts outstanding under this LOC.

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

As of June 30, 2013, future minimum lease payments are as follows:

Years Ending December 31,	Amount
2013 (remaining six months)	$36,902
2014	74,256
2015	32,135
2016	1,818
2017	1,818
Thereafter	303
Total lease commitments	$147,232

Sub-lease Agreement

ICS sub-leases approximately 300 square feet of space located within its corporate office to a third party on a month-to-month basis. Monthly rent of $302 includes utilities and other common area maintenance. The sub-lease agreement provides for 30 days’ notice to terminate the agreement.

Where Food Comes From, Inc.
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

As of June 30, 2013, future minimum lease payments for capital leases are as follows:

Years Ending December 31,	Amount
2013 (remaining six months)	$2,430
2014	4,860
2015	4,860
2016	4,860
2017	1,797
Future minimum lease payments	18,807
Less amount representing interest	(1,821)
Present value of net minimum lease payments	16,986
Less current portion	(4,065)
Capital lease obligations	$12,921

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

Where Food Comes From, Inc.
Notes to the Condensed Consolidated Financial Statements

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

Note 10 – Supplemental Cash Flow Information

	Year to date ended June 30,
	2013	2012
Cash paid during the year:
Interest on Lapaseotes Notes - related party	$5,918	$7,127
Other interest	$8,356	$5,438
Income taxes	$—	$—

Non-cash investing and financing activities:
Unrealized gain on marketable securities	$—	$3,594
Assets acquired under capital lease obligations	$—	$22,258
Common stock issued in connection with ICS acquisition	$—	$77,778

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

In early 2010, we began to see some of the fruits of our labor. We were able to connect food processors and packers to those suppliers that provided product verified for the specific credence attributes demanded, thereby generating a new revenue stream based upon coordination within the food supply chain. We also introduced the WhereFoodComesFrom® brand. Revenue generated from this program is based upon a similar supply chain sales model. Many long hours of research went into this project and currently we are working hard to market this program to the consumer. Research indicates that transparency in food production is becoming more and more important to consumers. We believe that the future growth of verification services will be achieved only through consumer awareness and demand. The WhereFoodComesFrom® brand is a labeling program that reconnects the consumer to the farmers and ranchers that produce the food. For the consumer, it is a seal of approval on a package or an individual product that provides assurance that the source of origin is known, authentic and verified by an accredited, unbiased third party.

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

ICS is a premier provider of organic accreditation services and has a strong reputation in the organic market segment. They have a large and growing customer base that includes food retailers as well as producers and processors of fruits, vegetables, dairy, livestock and honey.  Their flagship certification program is Farm Verified Organic® – an ISO Guide 65 and IFOAM accredited program that meets the requirements of the USDA National Organic Program – that is designed for organic producers selling to the US and international markets.  ICS also offers USDA National Organic Program, Canadian Organic Regime (“COR”) and Food Alliance sustainability certification as well as facilitation and compliancy of European Union (“EU”), Japan and Bio Suisse standards.  It is estimated that the total organic market segment in the US and EU is more than $50 billion annually.

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

Current Marketplace Opportunities

We believe the following marketplace opportunities will drive our business forward, effectively increasing consumer demand for third party verification services:

•
U.S. beef has been largely absent from the EU for the past 20+ years due to an EU ban on hormone-treated meat and meat products. In late 2009, the EU announced an annual duty-free quota of 20,000 metric tons for high-quality beef from cattle not treated with growth hormones (“NHTC”). In March 2012, the EU expanded the annual duty-free quota from 20,000 metric tons to 48,200 metric tons. NHTC requires third party verification, but with duty-free access lowering the cost of doing business in Europe, we believe that it offers significantly more potential for third party NHTC verification services and our  product line, High Quality Beef verification services.

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

•
In January 2011, the Food Safety Modernization Act (“FSMA”) was signed into law by President Obama. FSMA represents the most sweeping reform of our food safety laws in more than 70 years. It aims to ensure the U.S. food supply is safe by shifting the focus from responding to contamination to preventing it. On January 4, 2013, two major proposed FSMA rules regarding preventive controls in human food and produce safety were issued. The proposed rules build on existing voluntary industry guidelines for food safety, which many producers, growers and others currently follow. The US Food and Drug Administration (“FDA”) expects to soon issue its proposed rule on importer foreign supplier verification; future proposed rules will address preventive controls for animal food, and accreditation of third-party auditors.

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

Current Business Impact for Source and Age Verified Product

On January 28, 2013, the Japanese government announced a change to its import requirements on US beef. Cattle must be 30 months of age or less at time of harvest, which is an increase from 21 months previously. This change allowed for age to be determined using a method called dentition, which can be done in the processing facility and doesn’t require actual age records from the source to be verified.

Speculation surrounding this change negatively impacted our source and age verification business beginning in the latter half of 2012, first quarter 2013, and we expect it to continue throughout 2013. The change enabled a significant increase in the amount of product qualifying for export to Japan and accordingly, has negatively impacted the premiums typically seen in the marketplace for source and age verified cattle.

Due to the diversification of our product offerings and our strategy of managing to profitability, we were able to quickly minimize the impact of these adverse changes to return to profitable for the quarter ended June 30, 2013.

Many Japanese retail and food service companies have already expressed their desire to maintain a verified-only product line to ensure a known source and a high quality eating experience. This alone will continue to drive added value for source and age-verified product. We continue to see growth in our NHTC and Verified Natural Beef (“VNB”) programs as domestic customers shift from source and age verification to NHTC and VNB. Additionally, we are seeing an increase in the number of “source verifications” requested in international markets. Although we cannot forecast the impact of the change in “age verifications,” we also cannot assume that Japan will change its requirement for source verification from US beef producers, especially considering that Japan has domestic traceability laws.

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

Liquidity and Capital Resources

At June 30, 2013, we had cash and cash equivalents of $1,490,202 compared to $1,403,489 of cash and cash equivalents at December 31, 2012. Our working capital at June 30, 2013 was $1,779,951 compared to $1,715,094 at December 31, 2012.

Net cash provided by operating activities for the year to date period ended June 30, 2013 was approximately $84,900 compared to cash provided of approximately $184,200 during the same period in 2012. Cash provided by operating activities is driven by our net income (loss) and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock based compensation expense and deferred taxes. Fluctuations are primarily due to the timing of cash receipts and cash disbursements offset by operating performance.

Net cash used in investing activities for the year to date period ended June 30, 2013 was approximately $26,000 compared to net cash used of approximately $225,500 in the 2012 period. Net cash used in the second quarter of 2012 was primarily attributable to the acquisition of 60% of the outstanding stock of ICS in which we paid $350,000 in cash less approximately $135,200 in cash acquired.

Net cash provided by financing activities for the year to date period ended June 30, 2013 was approximately $27,800 compared to net cash used of approximately $20,300 in the 2012 period. Net cash used in the second quarter of 2012 was due to proceeds of $31,500 from stock option exercises offset by repayments towards notes payable and capital lease obligations of approximately $62,700.

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

Our plan for continued growth is primarily based upon acquisitions as well as intensifying our focus on international markets. We believe that there are significant growth opportunities available to us because often the only means to entry as imposed on international market imports/exports is via a quality verification program.

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

Off Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Second Quarter and Year to Date Period ended June 30, 2013 compared to the Same Period in Fiscal Year 2012

Revenues

Total revenues for the second quarter and year to date period ended June 30, 2013 decreased 11.2% and 6.6%, respectively, compared to the same periods in 2012.

Service revenues include sales of our USVerified solutions and related consulting, program development and web-based development services. Service revenues of approximately $1,063,600 and $1,917,200 for the second quarter and year to date period ended June 30, 2013 slightly decreased approximately $108,600, or 9.3%, and $100,800, or 5.0%, respectively, compared to the same period in 2013. Overall, the decrease is due to the changes in Japanese government imposed age restrictions on US beef imports, which has negatively impacted our source and age verification business.

Product sales represent sales of cattle identification ear tags. Product sales of approximately $151,900 and $280,900 for the second quarter and year to date period ended June 30, 2013 decreased approximately $48,400, or 24.2%, and $76,400 or 21.4%, respectively, compared to the same periods in 2012. The decrease was due to decreased volume in the quantity of tags sold in connection with our Source and Age verification programs.

Other revenue primarily represents the fees earned from our WFCF labeling program. Other revenue of approximately $25,300 and $68,200 for the second quarter and year to date period ended June 30, 2013 increased 2.5% and 33.2% compared to same periods in 2012. This revenue source is still in its infancy and we anticipate exponential growth in the future as more and more food producers continue to show interest in this product offering.

Cost of Revenues and Gross Margin

Cost of revenues for the second quarter ended June 30, 2013 was approximately $581,300 compared to approximately $641,200 during the second quarter 2012. Gross margin for the second quarter 2013 decreased to 53.2% of revenues compared to 54.1% for the second quarter 2012.

Cost of sales for the year to date period ended June 30, 2013, were approximately $1,073,000 compared to $1,099,600 during 2012.  Gross margin for the year to date period ended June 30, 2013 decreased to 52.6% of revenues compared to 54.7% for the year to date period ended June 30, 2012.

Our margins are impacted by various costs such as cost of products, salaries and benefits, insurance, and taxes. Because certain elements of our cost of revenues are fixed in nature, incremental sales positively impact our margins. Conversely, our gross margins for second quarter 2013 slightly declined compared to 2012, predominately due to the absorption of increases in our fixed costs (salaries, payroll taxes and medical insurance) over a slightly smaller revenue base.

Due to the diversification of our product offerings and our strategy of managing to profitability, we were able to quickly absorb the impact of these adverse changes to return to profitable.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter 2013 were approximately $564,800, a decrease of $16,600, or 2.9% over the second quarter 2012.

Selling, general and administrative expenses for the year to date period ended June 30, 2013 were $1,190,300, a increase of $120,800, or 11.3% over 2012. Overall the increase is due to the inclusion of a full six months of ICS operations in 2013, as well as costs of approximately $45,000 associated with our business strategy of continually evaluating acquisition opportunities as a means of accelerating our growth and achieving our long-term strategic objectives.

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

Income Tax Benefit/Expense

For the second quarter ended June 30, 2013 and 2012, we recorded an income tax expense of approximately $33,200 and income tax benefit of $127,400, respectively. For the year to date period ended June 30, 2013 and 2012, we recorded income tax benefit of $1,100 and $409,500, respectively. The income tax benefit for the 2012 period included the effect of reversing $282,250 of our valuation allowance that existed as of December 31, 2011 after concluding the likelihood for a full realization of the benefits of our deferred tax assets was more likely than not.

Net Income (Loss) and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the second quarter ended June 30, 2013 was approximately $54,900 or less than a penny per basic and diluted common share. Net income attributable to WFCF shareholders for the second quarter ended June 30, 2012 was approximately of $304,252 or $0.01 per basic and diluted common share, which included a $282,250 benefit from income taxes related to the reversal of a portion of our valuation allowance on our deferred tax assets that had an impact of approximately $0.01 per share on a dilutive basis.

Net loss attributable to WFCF shareholders for the year to date period ended June 30, 2013 was $3,465 or less than a penny per basic and diluted common share, compared to net income of $666,385 or $0.03 per basic and diluted common share for the year to date period ended June 30, 2012.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2012 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2013, there have been no material changes to the risks disclosed in our most recent Annual Report on Form 10−K. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Date: August 1, 2013	Where Food Comes From, Inc.
	By:	/s/ John K. Saunders
Chief Executive Officer

By:	/s/ Lisa M. Fischer
Chief Financial Officer