Form 10-Q
period 2013-09-30
Where Food Comes From, Inc.
filed 2013-11-14
CIK 1360565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission File No. 333-133624

WHERE FOOD COMES FROM, INC.
(exact name of registrant as specified in its charter)

Colorado	43-180280
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

Yes ☐   No ☒

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of November 4, 2013, was 22,686,786.

Where Food Comes From, Inc.
Table of Contents
September 30, 2013

Where Food Comes From, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2013	2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,037,584	$1,403,489
Accounts receivable, net	620,984	377,072
Prepaid expenses and other current assets	107,516	80,189
Deferred tax assets	255,173	242,944
Total current assets	2,021,257	2,103,694
Property and equipment, net	142,419	146,563
Intangible and other assets, net	1,874,792	303,810
Goodwill	1,279,762	532,997
Long-term deferred tax assets	277,177	277,177
Total assets	$5,595,407	$3,364,241

Liabilities and Equity
Current liabilities:
Accounts payable	$249,415	$134,913
Accrued expenses and other current liabilities	53,981	58,808
Customer deposits	18,859	27,478
Deferred revenue	155,882	139,022
Short-term debt and current portion of notes payable	24,397	22,873
Current portion of capital lease obligations	4,119	5,506
Total current liabilities	506,653	388,600
Capital lease obligations, net of current portion	11,871	14,981
Notes payable and other long-term debt, net of current portion	171,363	191,106
Notes payable, related party	—	200,000
Total liabilities	689,887	794,687

Commitments and contingencies

Contingently redeemable non-controlling interest	1,004,974	—

Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized;
23,233,483 (2013) and 21,837,046 (2012) shares issued, and
22,686,786 (2013) and 21,323,799 (2012) shares outstanding	23,233	21,837
Additional paid-in-capital	5,046,856	3,668,556
Treasury stock of 546,697 (2013) and 513,247 shares (2012)	(150,849)	(121,294)
Accumulated deficit	(1,309,784)	(1,287,540)
Total Where Food Comes From, Inc. equity	3,609,456	2,281,559
Non-controlling interest	291,090	287,995
Total equity	3,900,546	2,569,554
Total liabilities and stockholders' equity	$5,595,407	$3,364,241

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.
Condensed Consolidated Statements of Income (Loss)
(Unaudited)

	Quarter ended
	September 30,		September 30,
	2013		2012
Revenues:
Service revenues		$1,181,777		$1,237,215
Product sales		263,344		268,750
Other revenue		25,041		39,196
Total revenues		1,470,162		1,545,161
Costs of revenues:
Labor and other costs of services		563,392		543,362
Costs of products		192,086		198,862
Total costs of revenues		755,478		742,224
Gross profit		714,684		802,937
Selling, general and administrative expenses		715,652		686,538
(Loss) income from operations		(968)		116,399
Other expense (income):
Interest expense		17,803		6,068
Gain on marketable securities		—		(9,581)
Other income, net		(381)		(556)
(Loss) income before income taxes		(18,390)		120,468
Income tax expense (benefit)		(11,019)		46,500
Net (loss) income		(7,371)		73,968
Net (income) loss attributable to non-controlling interest		(11,408)		(10,336)
Net (loss) income attributable to Where Food Comes From, Inc.		$(18,779)		$63,632

Net income (loss) per share:
Basic	$	*	$	*
Diluted	$	*	$	*

Weighted average number of common shares outstanding:
Basic		21,879,648		21,063,153
Diluted		21,879,648		21,798,484

* less than a penny ($0.01) per share

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.
Condensed Consolidated Statements of Income (Loss)
(Unaudited)

	Year to date ended
	September 30,		September 30,
	2013		2012
Revenues:
Service revenues		$3,098,976	$3,255,266
Product sales		544,212	625,986
Other revenue		93,234	90,375
Total revenues		3,736,422	3,971,627
Costs of revenues:
Labor and other costs of services		1,432,278	1,387,499
Costs of products		396,164	454,279
Total costs of revenues		1,828,442	1,841,778
Gross profit		1,907,980	2,129,849
Selling, general and administrative expenses		1,905,933	1,755,873
Income from operations		2,047	373,976
Other expense (income):
Interest expense		29,872	19,761
Gain on sale of marketable securities		—	(12,155)
Other income, net		(1,115)	(3,909)
(Loss) income before income taxes		(26,710)	370,279
Income tax benefit		(12,229)	(362,972)
Net (loss) income		(14,481)	733,251
Net income attributable to non-controlling interest		(7,763)	(3,063)
Net (loss) income attributable to Where Food Comes From, Inc.		$(22,244)	$730,188

Net (loss) income per share:
Basic	$	*	$0.04
Diluted	$	*	$0.03

Weighted average number of common shares outstanding:
Basic		21,626,558	20,843,311
Diluted		21,626,558	21,571,396

* less than a penny ($0.01) per share

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Quarter ended		Year to date ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

Net (loss) income	$(7,371)	$73,968	$(14,481)	$733,251
Unrealized gain on marketable securities	—	3,449	—	250
Comprehensive (loss) income	(7,371)	77,417	(14,481)	733,501
Comprehensive income attributable to non controlling interest	(11,408)	(10,336)	(7,763)	(3,063)
Comprehensive (loss) income attributable to Where Food Comes From, Inc.	$(18,779)	$67,081	$(22,244)	$730,438

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Year to date ended September 30,
	2013	2012

Net cash provided by operating activities	$174,994	$317,877

Investing activities:
Acquisition of International Certification Services, Inc., net of cash acquired	—	(214,774)
Acquisition of Validus Verification Services	(565,000)	—
Purchase of other long-term assets	—	(13,664)
Proceeds from sale of marketable securities	—	282,756
Purchases of property and equipment	(28,920)	(22,529)
Net cash (used in) provided by investing activities	(593,920)	31,789

Financing activities:
Repayments of notes payable	(18,219)	(66,954)
Repayments of capital lease obligations	(4,497)	(5,820)
Proceeds from stock option exercise	105,292	106,098
Stock repurchase under Buyback Program	(29,555)	(2,270)
Net cash provided by financing activities	53,021	31,054
Net change in cash and cash equivalents	(365,905)	380,720
Cash and cash equivalents at beginning of period	1,403,489	969,020
Cash and cash equivalents at end of period	$1,037,584	$1,349,740

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.
Condensed Consolidated Statement of Equity
Year to date ended September 30, 2013
(Unaudited)

	Where Food Comes From, Inc.
			Additional
	Common Stock		Paid-in	Treasury	Accumulated	Non-controlling
	Shares	Amount	Capital	Stock	Deficit	Interest	Total
Balance at December 31, 2012	21,323,799	$21,837	$3,668,556	$(121,294)	$(1,287,540)	$287,995	$2,569,554
Stock-based compensation expense	—	—	49,260	—	—	—	49,260
Issuance of common shares upon exercise of options	454,966	454	104,838	—	—	—	105,292
Issuance of common shares in settlement of debt	175,972	176	214,509	—	—	—	214,685
Acquisition of Validus Verification Services:							—
Shares issued	708,681	709	934,750	—	—	—	935,459
Issuance of common shares for acquisition-related
consulting fees	56,818	57	74,943	—	—	—	75,000
Stock repurchase on the open market	(33,450)	—	—	(29,555)	—	—	(29,555)
Net (loss) income	—	—	—	—	(22,244)	3,095	(19,149)
Balance at September 30, 2013	22,686,786	$23,233	$5,046,856	$(150,849)	$(1,309,784)	$291,090	$3,900,546

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

On September 16, 2013, we acquired the auditing business of Praedium Ventures, LLC, previously known as Validus Ventures, LLC (“Validus”) (Note 2). This acquisition has been accounted for using the acquisition method of accounting and, accordingly, its results are included in the Company’s consolidated financial statements from the date of acquisition.

With the acquisition of ICS, we began aggregating operations into one reportable segment: Certification and Verification Services. The Validus business acquired is also within this one reportable segment. The factors considered in determining this aggregated reporting segment include the economic similarity of the businesses, the nature of services provided, production processes, types of customers and distribution methods. The Company’s chief operating decision maker (the Company’s CEO) allocates resources and assesses the performance of its Certification and Verification Services activities as one segment. The Company also has an operating licensing segment, which does not currently meet the quantitative threshold to be considered a reporting segment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the results of operations, financial position and cash flows of Where Food Comes From, Inc. and its majority-owned subsidiaries, ICS and Validus (collectively referred to as “we,” “us,” and “our” throughout this Form 10-Q). All intercompany balances have been eliminated.

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (”SEC”) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2012, included in our Form 10-K filed on March 6, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the third quarter ended September 30, 2013 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Where Food Comes From, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 1 - The Company and Basis of Presentation (continued)

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

Note 2 – Business Acquisitions

Validus Acquisition

On September 16, 2013, we entered into an Asset Purchase and Contribution Agreement (the “Purchase Agreement”), by and among the Company, Validus Verification Services LLC (the “Buyer” or “Validus”), and Praedium Ventures, LLC (the “Seller”).

Pursuant to the Purchase Agreement, WFCF caused Validus to be organized to purchase and acquire certain audit, assessment and verification business assets of the Seller. Such assets acquired included, but were not limited to, verification tools used in the acquired business, including the processes, procedures, systems and documents, intellectual property, a database, contracts and licenses and accounts receivable. Validus acquired such assets in exchange for aggregate consideration of approximately $1.5 million, which included $565,000 in cash and 708,681 shares (the “Shares”) of common stock of WFCF valued at approximately $940,000, based upon the closing price of our common stock on September 16, 2013, of $1.32 per share. In connection with this transaction, the Seller was also issued a 40% interest in Validus, with the Company holding a 60% interest. The Company has the first right of refusal on the remaining 40% of the outstanding stock. The cash consideration component is subject to adjustment based upon a net working capital calculation, as defined, whereby if net working capital exceeds $150,000, the cash consideration shall not be adjusted and Seller will keep and collect on all accounts receivable over $150,000. If the net working capital is less than $150,000, the cash consideration shall be decreased by the amount by which the net working capital is less than $150,000.

At any time following the thirty-month anniversary of the effective date of the Purchase Agreement, the Company shall have the option, but not the obligation, to purchase all the units (the 40% interest) of Validus held by Praedium, and Praedium shall have the option, but not the obligation, to require the Company to purchase all the units of Validus held by Praedium. The purchase price for the units shall be equal to the amount the selling holders of the units would be entitled to receive upon a liquidation of the Validus assuming all of the assets of Validus are sold for a purchase price equal to the product of eight and half times trailing twelve-month earnings before income taxes, depreciation and amortization, as defined.

Because Praedium, at its option, can require the Company to purchase its 40% interest in Validus, the Validus noncontrolling interest meets the definition of a contingently redeemable noncontrolling interest.

Where Food Comes From, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 2 – Business Acquisitions (continued)

Redeemable noncontrolling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period and are shown as a separate caption between liabilities and equity (mezzanine section) in the accompanying balance sheet.

We believe that Validus is the leading dairy, pork and poultry certifiers in the United States and represents an opportunity to extend the range of our existing programs and establish our capabilities in other major food groups. As a result of this acquisition, we believe we are now positioned to offer our customers new solutions across the verification and certification spectrum. We also believe it provides diversification for our company, enables us to better serve our customers, and provides another avenue for our WFCF program.

The purchase price allocation is preliminary and subject to change, as an analysis has not been completed as of the date of this report as we are still reviewing all of the underlying assumptions and calculations used in the allocation. However, the table below summarizes the provisional estimated fair values assigned to the assets and liabilities acquired in addition to the excess of the purchase price over the net assets acquired:

Accounts receivable	$150,000
Excess attributable to intangible assets	2,350,765
Total fair value	2,500,765
Fair value of non-controlling interest	(1,000,306)
Total consideration	$1,500,459

On the acquisition date, the provisional fair value of the non-controlling interest was estimated to be $1,000,306. This amount was based upon the gross consideration that would have been paid assuming 100% of the outstanding stock had been acquired. Excess attributable to intangible assets reflects the excess over the identifiable assets acquired to intangible assets based on the preliminary provisional allocation of the purchase price. The provisional amounts of the components of intangible assets have been estimated as follows:

Customer relationships	$935,000
Trademarks/trade names	465,000
Internally developed software	129,000
Accreditations	75,000
Identifiable intangible assets	1,604,000
Goodwill	746,765
Total intangible assets	$2,350,765

Where Food Comes From, Inc.

Notes to the Condensed Consolidated Financial Statements

Estimated provisional amortization expense related to such intangible assets was not considered material for the period from the acquisition date through September 30, 2013. The useful lives for intangible assets are expected to be between 5 and 15 years.

From the September 16, 2013 acquisition date through September 30, 2013, Validus revenues and income were approximately $93,400 and $11,700, respectively.

The following unaudited pro forma information presents the results of operations for the nine months ended September 30, 2013 and 2012, as if the acquisition of Validus had occurred on January 1, 2013 and 2012.

	Year to Date period ended
	September 30,	September 30,
	2013	2012
Total revenue	$5,115,234	4,882,058
Net income (loss)	$(126,484)	$441,578
Basic and diluted earnings per share	$(0.01)	$0.02

As of September 30, 2013, we have incurred a total of approximately $269,000 in advisory and legal fees related to the acquisition of Validus, of which, approximately $219,000 and $50,000 are reported in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the year to date period ended September 30, 2013 and 2012, respectively.

ICS Acquisition

On February 29, 2012, we entered into a Purchase and Exchange Agreement (the “Purchase Agreement”), by and among the Company and ICS, and other shareholders as individually named in the Agreement (collectively the “Sellers”).

From the acquisition date through September 30, 2012, ICS revenues and net income were approximately $714,500 and $7,700, respectively. The following unaudited pro forma information presents the results of operations for the nine months ended September 30, 2012, as if the acquisition of ICS had occurred on January 1, 2012.

Total revenue	$4,140,100
Net income	$702,400
Basic and diluted earnings per share	$0.03

Note 3 - Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share was computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Where Food Comes From, Inc.

Notes to the Condensed Consolidated Financial Statements

The following schedule is a reconciliation of the share data used in the basic and diluted net income (loss) per share computations:

	Quarter ended		Year to Date ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
Basic:
Weighted average shares outstanding	21,879,648	21,063,153	21,626,558	20,843,311

Diluted:
Weighted average shares outstanding	21,879,648	21,063,153	21,626,558	20,843,311
Weighted average effects of dilutive securities	—	735,331	—	728,085
Total	21,879,648	21,798,484	21,626,558	21,571,396

Antidilutive securities:	418,334	100,000	418,334	100,000

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

For the year to date periods ended September 30, 2013 and 2012, options to purchase 82,500 and 100,000 shares of common stock were granted, respectively. Stock-based compensation expense for the year to date periods ended September 30, 2013 and 2012 was $49,260 and $16,117, respectively. Stock-based compensation expense for the quarters ended September 30, 2013 and 2012 was $21,347 and $7,335, respectively. Stock-based compensation expense has been included in general and administrative expenses.

Where Food Comes From, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 5 - Stock Option Plan Activity

Stock option activity under our Plans is summarized as follows:

		Weighted Avg.	Weighted Avg.	Weighted Avg. Remaining
	Number of	Exercise Price	Fair Value	Contractual Life	Aggregate
	Options/Warrants	per Share	per Share	(in years)	Intrinsic Value

Outstanding, December 31, 2012	805,800	$0.37	$0.24	3.85	$561,723
Granted	82,500	$1.16	$1.21	9.79
Exercised	(454,966)	$0.23	$1.19	0.11
Canceled	(15,000)	$0.54	$0.54	7.99
Outstanding, September 30, 2013	418,334	$0.66	$0.62	7.74	$560,443
Exercisable, September 30, 2013	202,477	$0.45	$0.35	6.61	$313,677

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on September 30, 2013 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on September 30, 2013.

Note 6 - Stock Buyback Plan

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market. Repurchased shares under the Stock Buyback Plan by year are as follows:

For the year to date period ended:	Number of Shares	Cost of Shares	Average Cost per Share

December 31, 2008	57,200	$16,124	$0.28
December 31, 2009	22,325	4,020	$0.18
December 31, 2010	171,031	27,273	$0.16
December 31, 2011	247,691	61,597	$0.25
December 31, 2012	15,000	12,280	$0.82
September 30, 2013	33,450	29,555	$0.88
Total	546,697	$150,849	$0.28

The repurchased shares are recorded as part of treasury stock and are accounted for under the cost method.

Where Food Comes From, Inc.

Notes to the Condensed Consolidated Financial Statements

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

The Company’s subsidiary, Validus, is a Colorado limited liability company (LLC). As an LLC, management believes Validus is not subject to income taxes, and such taxes are the responsibility of the respective members.

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

For the third quarter and year to date period ended September 30, 2013 we recorded an income tax benefit of $11,019 and $12,229, respectively. For the quarter ended and year to date period ended September 30, 2012, we recorded income tax expense of $46,500 and income tax benefit of $362,972, respectively. The income tax benefit for the year to date period ended September 30, 2012 included the effect of reversing $409,500 of the valuation allowance that existed as of December 31, 2011 after concluding the likelihood for a full realization of the benefits of our deferred tax assets was more likely than not.

Where Food Comes From, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 8 - Notes Payable

Notes payable consist of the following:

	September 30,	December 31,
	2013	2012

Equipment Note Payable	$32,434	$37,407
Lapaseotes Note Payable - Related Party	—	200,000
Great Western Bank SBA Loan	163,326	176,572
	195,760	413,979
Less current portion of notes payable and other long-term debt	24,397	22,873
Notes payable and other long-term debt	$171,363	$391,106

Equipment Note Payable

In December 2012, we entered into a note payable of $37,407 for the purchase of a vehicle. Interest and principal payments are due in equal monthly installments of $715 over five years beginning January 2013. This note bears an interest rate of 5.5% per annum and is collateralized by the vehicle.

Lapaseotes Note Payable – Related Party

In September 2007, we obtained $300,000 in unsecured debt financing. The notes were held by a major shareholder who is related to Mr. Lapaseotes, a member of our Board of Directors.

In September 2013, the Board and Mr. Lapaseotes agreed to settle the note and accrued interest with the issuance of the Company’s common stock, at a 6% premium of the outstanding balance based on the stock price of $1.22 on the date of the agreement. As a result, 175,972 shares of the Company’s common stock were issued in settlement of the debt. We recorded a $14,686 non-cash loss on extinguishment, presented within interest expense, related to the premium associated with the settlement of this debt.

Great Western Bank SBA Loan

On April 22, 2011, we entered into a U.S. Small Business Administration (“SBA”) Note with Great Western Bank. This note, which matures on May 1, 2021, provides for $200,000 in additional working capital. The interest rate is at prime plus 2.5% and is adjusted quarterly. Principal and interest are payable monthly. As of September 30, 2013, the effective interest rate is 5.75%. The note can be prepaid without penalties and contains certain customary affirmative and negative covenants.

The loan agreement is collateralized by the accounts receivable, property and equipment, and intangible assets of the Company. The note is further guaranteed by John and Leann Saunders, significant shareholders, officers and members of the Company’s Board of Directors, with a security interest in 3,000,000 shares of the Company’s common stock, which are personally owned by the Saunders.

ICS Revolving Line of Credit

ICS has a revolving line of credit (LOC) agreement which matures on April 4, 2014, and provides for $70,050 in working capital. The interest rate is at the bank index rate less 0.5% and is adjusted daily. Interest is calculated using a 360 day year. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only is due, with the principal balance due on maturity. As of September 30, 2013, the effective interest rate is 5.75%. The LOC is collateralized by all the business assets of ICS. As of the date of acquisition and through September 30, 2013, ICS had no amounts outstanding under this LOC.

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

In September 2013, as part of the Validus acquisition (see Note 2), Validus entered into a sub-lease agreement for its office space with Praedium. The lease is for a period of three years, expiring October 31, 2016. There is no renewal feature. In addition to primary rent, the lease requires additional payments for operating costs and other common area maintenance costs.

As of September 30, 2013, future minimum lease payments are as follows:

Years Ending December 31,	Amount
2013 (remaining three months)	$26,185
2014	105,192
2015	63,071
2016	25,020
2017	1,818
Thereafter	303
Total lease commitments	$221,589

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

As of September 30, 2013, future minimum lease payments for capital leases are as follows:

Years Ending December 31,	Amount
2013 (remaining three months)	$1,215
2014	4,860
2015	4,860
2016	4,860
2017	1,797
Future minimum lease payments	17,592
Less amount representing interest	(1,602)
Present value of net minimum lease payments	15,990
Less current portion	(4,119)
Capital lease obligations	$11,871

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

Effective September 16, 2013, Validus entered into an agreement with Earl Dotson, as its Chief Executive Officer, for a period of 30 months, expiring March 16, 2016. The agreement is automatically renewed at expiration for a one-year term unless a 90-day notice of non-renewal is provided by either the Company or the employee.

Legal proceedings

From time to time, we may become involved in various legal actions, administrative proceedings and claims in the ordinary course of business. We generally record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable.

ICS was involved in a claim in the District Court of Lancaster County, Nebraska. The plaintiff in this claim alleged that ICS conspired with another party (the “Defendants”) to deny the plaintiff organic certification. The plaintiff was seeking damages (an amount up to approximately $7.5 million) from the alleged difference in value of his crops if they had been certified organic versus the value of the crops as conventional grains.

Where Food Comes From, Inc.

Notes to the Condensed Consolidated Financial Statements

In October 2013, a summary judgment was reached in favor of the Defendants and the court awarded ICS fees to cover a portion of attorney and other costs incurred to defend this case. The plaintiff has until October 30, 2013 to file an appeal with the court. If no appeal is filed, the judgment will be executed.

Although it is not possible to predict with certainty the probability or outcome of an appeal filing, we do not believe, based on current knowledge, that this claim, or any legal proceeding or claim, is likely to have a material effect on our financial position, results of operations, or cash flows.

Note 10 – Redeemable Noncontrolling Interest

Redeemable noncontrolling interest on our condensed consolidated balance sheet represents the noncontrolling interest related to the Validus acquisition (see Note 2), in which the Company’s unaffiliated partner, at its election can require the Company to purchase their 40% investment in Validus. Below is a table reflecting the activity of the redeemable noncontrolling interest at September 30, 2013:

Balance at acquistion date, September 16, 2013	$1,000,306
Net income for the period September 16 -30, 2013	4,668
Balance, September 30, 2013	$1,004,974

Note 11 – Supplemental Cash Flow Information

	Year to date ended September 30,
	2013	2012
Cash paid during the year:
Interest on Lapaseotes Notes - related party	$5,918	$10,333
Other interest	$8,918	$8,280
Income taxes	$—	$10,120

Non-cash investing and financing activities:
Unrealized gain on marketable securities	$—	$6,943
Assets acquired under capital lease obligations	$—	$22,258
Common stock issued in connection with ICS acquisition	$—	$77,778
Common stock issued in connection with Validus acquisition	$1,010,459	$—
Common stock issued in connection with Lapeseotes debt settlement	$214,686	$—

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

Management’s Strategy

For several years, management focused its efforts on building a strong foundation, to enhance profitability for the long term. Initially our efforts focused on our age and source verification services. Throughout 2009, we introduced a more robust offering of verification services. We also internally developed automated processes which improved our efficiency and reduced our employee headcount. As a direct result, total verification sales and hardware sales improved. We were able to provide more verification certifications (a multiple service offering) in a single audit, but while this type of service results in an increase in revenue; it also has a lower profit margin as compared to our single service offerings. Interestingly enough, because our customers were seeing more profit per head from multiple verifications at a minimal increase in cost per verification service, they increased the number of cattle within each group audited. We benefitted from increased hardware sales which has higher profit margins due to our process automation.

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

In early 2010, we began to see some of the fruits of our labor. We were able to connect food processors and packers to those suppliers that provided product verified for the specific credence attributes demanded, thereby generating a new revenue stream based upon coordination within the food supply chain. We also introduced the WhereFoodComesFrom® brand. Revenue generated from this program is based upon a similar supply chain sales model. Many long hours of research went into this project and currently we are working hard to market this program to the consumer. Research indicates that transparency in food production is becoming more and more important to consumers. We believe that the future growth of verification services will be achieved only through consumer awareness and demand. The WhereFoodComesFrom® brand is a labeling program that reconnects the consumer to the farmers and ranchers that produce the food. For the consumer, it is a seal of approval on a package or an individual product that provides assurance that the source of origin is known, authentic and verified by an accredited, unbiased third party. Our two most significant customers for our WhereFoodComesFrom® brand are Heinen’s Fine Foods and Delmonico’s representing industry leaders focused on providing superior quality and value-added services.

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

Acquisition of Validus Verification Services LLC

As part of our business strategy, we regularly evaluate acquisition opportunities as a means of accelerating our growth and achieving our long-term strategic objectives.

On September 16, 2013, we entered into an Asset Purchase and Contribution Agreement (the “Asset Purchase Agreement”), by and among the Company, Validus Verification Services LLC (the “Buyer” or “Validus”), and Praedium Ventures, LLC, formerly known as Validus Ventures LLC (the “Seller”).

Pursuant to the Purchase Agreement, WFCF caused Validus to be organized to purchase and acquire certain audit, assessment and verification business assets of the Seller. The Company acquired a 60% interest in Validus in exchange for aggregate consideration of approximately $1.5 million, which included $565,000 in cash and 708,681 shares (the “Shares”) of common stock of WFCF valued at approximately $940,000 based upon the closing price of our stock on September 16, 2013, of $1.32 per share. The Company has the first right of refusal on the remaining 40% of the outstanding stock.

We believe that Validus is the leading dairy, pork and poultry certifiers in the United States and represents an opportunity to extend the range of our existing programs and establish our capabilities in other major food groups. As a result of this acquisition, we believe we are now positioned to offer our customers new solutions across the verification and certification spectrum. We also believe it provides diversification for our company, enables us to better serve our customers, and provides another avenue for our WFCF program.

Current Marketplace Opportunities

We believe the following marketplace opportunities will drive our business forward, effectively increasing consumer demand for third party verification services:

•	U.S. beef has been largely absent from the EU for the past 20+ years due to an EU ban on hormone-treated meat and meat products. In late 2009, the EU announced an annual duty-free quota of 20,000 metric tons for high-quality beef from cattle not treated with growth hormones (“NHTC”). In March 2012, the EU expanded the annual duty-free quota from 20,000 metric tons to 48,200 metric tons. NHTC requires third party verification, but with duty-free access lowering the cost of doing business in Europe, we believe that it offers significantly more potential for third party NHTC verification services and our product line, High Quality Beef verification services. In October 2013, the U.S. signed a two-year extension to the existing trade agreement with the European Union regarding zero-tariffs for beef from non-hormone treated cattle, which means that demand for NHTC will continue.

•	One-fourth of the world's beef and nearly one-fifth of the world's grain, milk and eggs are produced in the United States. With increased consumer consciousness, Americans are demanding to know where their food comes from and how they can support development of local and regional food systems. We believe that as consumers become better educated they will have more confidence in their food purchase decisions. To date, we have a major retailer, a very well-known restaurant, two major beef packers, a food service distributor and a major pork packer utilizing the Where Food Comes From® label. Consumer demand should accelerate the growth of our “Where Food Comes From®” labeling program.

•	The worldwide market for certified organic products was estimated at $59.4 billion in 2010. The U.S. market was estimated at $28.5 billion in 2010 and is expected to reach $42.5 billion by 2015. Increasing consumer demand for healthy, better-for-you products produced with sustainable agricultural practices is driving growth in the organic market. Additionally, specialty food-store chains, conventional grocery store chains and big box retailers are allocating more shelf space to organic products in order to meet the growing demand. Our acquisition of a 60% ownership investment in ICS created a strategic transaction offering major participants in the food and agriculture industries a comprehensive range of verification services for the major food groups through a single platform.

•	In January 2011, the Food Safety Modernization Act (“FSMA”) was signed into law by President Obama. FSMA represents the most sweeping reform of our food safety laws in more than 70 years. It aims to ensure the U.S. food supply is safe by shifting the focus from responding to contamination to preventing it. On January 4, 2013, two major proposed FSMA rules regarding preventive controls in human food and produce safety were issued. The proposed rules build on existing voluntary industry guidelines for food safety, which many producers, growers and others currently follow. The US Food and Drug Administration (“FDA”) expects to soon issue its proposed rule on importer foreign supplier verification; future proposed rules will address preventive controls for animal food, and accreditation of third-party auditors.

•	Effective March 11, 2013, the USDA mandated the Animal Disease Traceability Rule primarily covering cattle 18 months of age or older. This ruling solidifies the need for beef producers to participate in a national animal identification program. This presents a significant opportunity for our business. As a result, we have been participating in an industry-led coalition to offer private industry solutions for this ruling.

Current Business Impact for Source and Age Verified Product

On January 28, 2013, the Japanese government announced a change to its import requirements on US beef. Cattle must be 30 months of age or less at time of harvest, which is an increase from 21 months previously. This change allowed for age to be determined using a method called dentition, which can be done in the processing facility and doesn’t require actual records for the age to be verified.

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

Due to the diversification of our product offerings and our strategy of managing to profitability, we were able to quickly minimize the impact of these adverse changes. We also believe our acquisition of the Validus auditing business further enhances our diversification by expanding our services to dairy and poultry products.

Many Japanese retail and food service companies have expressed their desire to maintain a verified-only product line to ensure a known source and a high quality eating experience. This alone will continue to drive added value for source and age-verified product.

We continue to see growth in our NHTC and Verified Natural Beef (“VNB”) programs as domestic customers shift from source and age verification to NHTC and VNB. Additionally, we are seeing an increase in the number of “source verifications” requested in international markets. Although we cannot forecast the long-term impact of the change in “age verifications,” we also cannot assume that Japan will change its requirement for source verification from US beef producers, especially considering that Japan has domestic traceability laws.

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

Liquidity and Capital Resources

At September 30, 2013, we had cash and cash equivalents of $1,037,584 compared to $1,403,489 of cash and cash equivalents at December 31, 2012. Our working capital at September 30, 2013 was $1,514,604 compared to $1,715,074 at December 31, 2012.

Net cash provided by operating activities for the year to date period ended September 30, 2013 was approximately $174,994 compared to net cash provided of approximately $317,877 during the same period in 2012. Net cash provided by operating activities is driven by our net income (loss) and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock based compensation expense and deferred taxes. The decrease in cash provided by operations is due to costs, such as legal and consulting fees, incurred directly related to the acquisition of Validus of approximately $219,000, which were expensed as incurred as required by current accounting literature. Other fluctuations are a result of timing of cash receipts and cash disbursements offset by operating performance.

Net cash used in investing activities for the year to date period ended September 30, 2013 was approximately $593,900 compared to net cash provided of approximately $31,800 in the 2012 period. Net cash used in the third quarter of 2013 was primarily attributable to the acquisition of Validus acquisition (see Note 2 in the accompanying condensed consolidated financial statements) in which we paid $565,000 in cash. Net cash provided in the 2012 period was directly related to proceeds on the sale of marketable securities.

Net cash provided by financing activities for the year to date period ended September 30, 2013 was approximately $53,000 compared to $31,100 in the 2012 period. Net cash provided in the third quarter of 2013 was due to proceeds of $105,300 from stock option exercises offset by stock repurchases of $29,555 and repayments towards notes payable and capital lease obligations of approximately $22,700.

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

In September 2013, the Company issued 175,972 shares of the Company’s common stock in full settlement of the Lapaseotes note payable (as further discussed in Note 8 to the financial statements). Approximately $14,700 in non-cash interest expense was recognized and is reported in the Company’s net loss for the nine months and year to date period ended September 30, 2013.

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

Off Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Both the ICS and Validus acquisitions (as further described in Note 2 to the financial statements) have been accounted for using the acquisition method of accounting and accordingly, results are included in the following discussion from the date of acquisition.

Third Quarter and Year to Date Period ended September 30, 2013 compared to the Same Period in Fiscal Year 2012

Revenues

Total revenues for the third quarter and year to date period ended September 30, 2013 decreased 4.5% and 5.9%, respectively, compared to the same periods in 2012.

Service revenues include sales of our USVerified solutions and related consulting, program development and web-based development services. Service revenues of approximately $1,181,800 and $3,099,000 for the third quarter and year to date period ended September 30, 2013 decreased approximately $55,400, or 4.5%, and $156,300, or 4.8%, respectively, compared to the same period in 2012. Overall, the decrease is due to the changes in Japanese government imposed age restrictions on US beef imports, which has negatively impacted our source and age verification business, offset by Validus revenues of approximately $93,400 for the two week period from acquisition date to September 30, 2013. The Company continues to strategically negate the adverse effect Japan’s change in regulations has had on our service revenues by expanding our portfolio of offerings to our existing customer base, as well as increasing our competitive edge with potential new customers.

Product sales represent sales of cattle identification ear tags. Product sales of approximately $263,300 and $544,200 for the third quarter and year to date period ended September 30, 2013 decreased approximately $5,400, or 2.0%, and $81,800 or 13.1%, respectively, compared to the same periods in 2012. The decrease was due to decreased volume in the quantity of tags sold in connection with our Source and Age verification programs.

Other revenue primarily represents the fees earned from our WFCF labeling program. Other revenue of approximately $25,000 for the third quarter ended September 30, 2013, decreased $14,200 or 36.1% compared to the same period in 2012. Other revenue for the year to date period ended September 30, 2013 of approximately $93,200 slightly increased $2,900 or 3.2% compared to same period in 2012. This revenue source is still in its infancy and we anticipate growth in the future as more and more food producers continue to show interest in this product offering.

Cost of Revenues and Gross Margin

Cost of revenues for the third quarter ended September 30, 2013 was approximately $755,500 compared to approximately $742,200 during the third quarter 2012. Gross margin for the third quarter 2013 decreased to 48.6% of revenues compared to 52.0% for the third quarter 2012.

Cost of sales for the year to date period ended September 30, 2013, were approximately $1,828,000 compared to $1,841,800 during 2012. Gross margin for the year to date period ended September 30, 2013 decreased to 51.1% of revenues compared to 53.6% for the year to date period ended September 30, 2012.

Our margins are impacted by various costs such as cost of products, salaries and benefits, insurance, and taxes. Because certain elements of our cost of revenues are fixed in nature, incremental sales positively impact our margins. Conversely, our gross margins for third quarter 2013 slightly declined compared to 2012, predominately due to the absorption of increases in our fixed costs (salaries, payroll taxes and medical insurance) over a slightly smaller revenue base.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter 2013 were approximately $715,700, an increase of $29,100, or 4.2% over the third quarter 2012.

Selling, general and administrative expenses for the year to date period ended September 30, 2013 were $1,905,900, an increase of $150,100, or 8.5% over 2012.

There are several factors contributing to these overall increases. First, and primarily, the Validus acquisition, which was completed September 16, 2013, resulted in legal and advisory fees of approximately $219,000, which was significantly higher than acquisition costs related to ICS during the same periods last year. In addition, included in our 2013 selling, general and administrative expenses is approximately $25,500 attributable to Validus. These increases were partially offset by our aggressive approach to minimize expenses in response to the impact of Japanese government imposed age restrictions on US beef imports to our operations.

Income Tax Benefit/Expense

For the third quarter ended September 30, 2013 and 2012, we recorded an income tax benefit of $11,000 and income tax expense of approximately $46,500, respectively. For the year to date period ended September 30, 2013 and 2012, we recorded income tax benefit of $12,200 and $363,000, respectively. The income tax benefit for the 2012 period included the effect of reversing $409,500 of our valuation allowance that existed as of December 31, 2011 after concluding the likelihood for a full realization of the benefits of our deferred tax assets was more likely than not.

Net Income (Loss) and Per Share Information

As a result of the foregoing, net loss attributable to WFCF shareholders for the third quarter ended September 30, 2013 was approximately $18,800, or less than a penny per basic and diluted common share, compared to net income of $63,600, or less than a penny per basic and diluted common share for the third quarter ended September 30, 2012.

Net loss attributable to WFCF shareholders for the year to date period ended September 30, 2013 was $22,200 or less than a penny per basic and diluted common share, compared to net income of $730,200 or $0.04 per basic and $0.03 per diluted common share for the year to date period ended September 30, 2012. The benefit from income taxes that we recorded related to the reversal of our valuation allowance on our deferred tax assets had an impact of approximately $0.02 per share on a dilutive basis for the year to date period ended September 30, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective based on our evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

On September 16, 2013, we completed the Validus acquisition. We are in the process of integrating Validus into our overall internal control over financial reporting process. See Note 2 to the accompanying condensed consolidated financial statements for additional information on the Validus Acquisition.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may become involved in various legal actions, administrative proceedings and claims in the ordinary course of business. We generally record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable.

ICS was involved in a claim in the District Court of Lancaster County, Nebraska. The plaintiff in this claim alleged that ICS conspired with another party (the “Defendants”) to deny the plaintiff organic certification. The plaintiff was seeking damages (an amount up to approximately $7.5 million) from the alleged difference in value of his crops if they had been certified organic versus the value of the crops as conventional grains.

In October 2013, a summary judgment was reached in favor of the Defendants and the court awarded ICS fees to cover a portion of attorney and other costs incurred to defend this case. The plaintiff has until October 30, 2013 to file an appeal with the court. If no appeal is filed, the judgment will be executed.

Although it is not possible to predict with certainty the probability or outcome of an appeal filing, we do not believe, based on current knowledge, that this claim, or any legal proceeding or claim, is likely to have a material effect on our financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2012 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 30, 2013, there have been no material changes to the risks disclosed in our most recent Annual Report on Form 10−K. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the Validus acquisition (see Note 2 to the accompanying condensed consolidated financial statements), we issued 708,681 shares of common stock of Where Food Comes From, Inc. valued at approximately $935,500 based upon the closing price of our stock on September 16, 2013, of $1.32 per share.

For services rendered by our advisors in connection with the Validus acquisition (see Note 2 to the accompanying condensed consolidated financial statements), we issued 56,818 shares of common stock of WFCF valued at approximately $75,000 based upon the closing price of our stock on September 16, 2013, of $1.32 per share.

In connection with the settlement of a $200,000 unsecured note with a related party, we issued 175,972 shares of common stock of WFCF valued at approximately $214,700 based upon the market price at the date of the agreement of $1.22 per share.

The aforementioned shares were issued pursuant to the exemption from registration provided by Section 4 (2) of the Securities Act of 1933. The shares bear a legend restricting the sale, transfer or exchange, and may only be sold, transferred or exchanged pursuant to a registration of such shares or a valid exemption therefrom.

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

Date: November 13, 2013	Where Food Comes From, Inc.
	By:	/s/ John K. Saunders
Chief Executive Officer

By:	/s/ Lisa M. Fischer
Chief Financial Officer

