Form 10-K
period 2013-12-31
Where Food Comes From, Inc.
filed 2014-03-04
CIK 1360565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013

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

Registrant’s telephone number, including area code:
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
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer:	☐	Accelerated filer:	☐
Non-accelerated filer:	☐	Smaller reporting company:	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of February 24, 2014, was 22,693,452. The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2013, the last business day of our most recently completed second fiscal quarter was $19,283,382.

DOCUMENTS INCORPORATED BY REFERENCE: None

PART I

ITEM 1.	BUSINESS

GENERAL

Where Food Comes From, Inc. and its subsidiaries (“WFCF,” the “Company,” “our,” “we,” or “us,”) provide verification and certification solutions for the agriculture, livestock and food industry. We provide our owned and operated online products and services which specialize in identification and traceability, process/production-practice/supply verification, document control for United States Department of Agriculture (“USDA”) and other verification programs and third party auditing services. Our services ensure compliance with governmental and private standards by providing transparency and value in food products for both producers and consumers world-wide.

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

Business Acquisitions

As part of our business strategy, we regularly evaluate acquisition opportunities as a means of accelerating our growth and achieving our long-term strategic objectives.

Acquisition of Validus Verficiation Services LLC

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

Organic sales are only part of the story. Consumers are becoming more educated about food choices. Factors such as the carbon footprint that a particular food represents are playing an increasing role in consumers’ decision making. Food safety and animal welfare also play a significant role in consumer preferences. In recent years, demand increased for livestock identification due to concerns regarding bovine spongiform encephalopathy (mad cow disease). With all of the food recalls, fraudulent food labeling and other food scares (spinach, jalapenos, tomatoes, hamburger, peanuts, horsemeat), consumers are spending their dollars more diligently.

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

Many of the world’s largest agriculture, beef and other livestock exporting countries, including Brazil, Argentina, and Australia, have established mandatory traceability and verification standards. Other countries have issued voluntary traceability and verification standards. Historically, the United States government had not established mandatory traceability standards until January 2011 when the Food

Safety Modernization Act (FSMA) was signed into law by President Obama. FSMA represents the most sweeping reform of our food safety laws in more than 70 years. FSMA aims to ensure the U.S. food supply is safe by shifting the focus from responding to contamination of the food supply to preventing it. The law applies to human food as well as to food for animals, including pets. In connection with FSMA, new requirements for animal identification and traceability became effective on March 11, 2013. Animal disease traceability, or knowing where diseased and at-risk animals are, where they’ve been, and when, is very important to ensure a rapid response when animal disease events take place. An efficient and accurate animal disease traceability system helps reduce the number of animals involved in an investigation, reduces the time needed to respond, and decreases the cost to producers and the government.

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

Mexico, Canada, South Korea, the Middle East, and Japan are the world’s largest export markets. To sell agriculture and livestock products in these markets; beef, for example, is required to be sourced from cattle that are of a certain maximum age at the time of slaughter. The USDA’s program is the standard mechanism for verifying source and age for these export markets and, therefore, is a mandatory requirement for producers, packers, and distributors to export to these key markets.

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

●
One-fourth of the world’s beef and nearly one-fifth of the world’s grain, milk and eggs are produced in the United States. With increased consumer consciousness, Americans are demanding to know where their food comes from and how they can support development of local and regional food systems. We believe that as consumers become better educated they will have more confidence in their food purchase decisions. As of early 2014, we have a major retailer, a very well-known restaurant, five major meat packers and a food service distributor utilizing the Where Food Comes From® label. Consumer demand continues to promote growth of our “Where Food Comes From®” labeling program.

●
According to the Organic Monitor, the worldwide market for certified organic products was estimated at $59.4 billion in 2010. The U.S. market was estimated at $28.5 billion in 2010 and is expected to reach $42.5 billion by 2015. Increasing consumer demand for healthy, better-for-you products produced with sustainable agricultural practices is driving growth in the organic market. Additionally, specialty food-store chains, conventional grocery store chains and big box retailers are allocating more shelf space to organic products in order to meet the growing demand. Our acquisition of ICS in February 2012 created a strategic transaction offering major participants in the food and agriculture industries a comprehensive range of verification services for the major food groups through a single platform.

●
In January 2013, FSMA issued two major proposed rules regarding preventive controls in human food and produce safety. The most anticipated element of FSMA was the requirement that all FDA regulated food companies develop and implement written food safety plans. The proposed rule on preventive controls for human food (i.e., requiring written food safety plans) would apply to all facilities that manufacture, process, pack or hold human food. The rules for animal food controls call on the industry to enact many of the practices that are required of producers and processers of human food. Most notably is the requirement for conducting a Hazard Analysis, establishing controls for identified hazards and enacting monitoring, verification and record keeping protocols. To many, this brings to mind a Hazard Analysis and Critical Control Point or HACCP Plan. As a result of our acquisition of Validus auditing business in September 2013, we believe we are now positioned to offer our customers new solutions across the verification and certification spectrum, especially in the realm of animal food and HACCP Plans.

●
In March 2013, the USDA mandated the Animal Disease Traceability Rule primarily covering cattle 18 months of age or less. This ruling solidified the need for beef producers to participate in a national animal identification program. In December 2013, the USDA announced a final rule establishing general regulations for improving the traceability of U.S. livestock moving interstate. Under the final rule, unless specifically exempted, livestock moved interstate would have to be officially identified and accompanied by an interstate certificate of veterinary inspection or other documentation, such as owner-shipper statements or brand certificates. This ruling solidifies the need for beef producers to participate in a national animal identification program. This presents a significant opportunity for our business. As a result, we have been participating in an industry-led coalition to offer private industry solutions for this ruling.

6

●
In July 2013, the Food and Drug Administration (FDA) issued rules on importer foreign supplier verification and accreditation of third-party auditors. The first rule establishes the Foreign Supplier Verification Program (FSVP), which requires importers of food to analyze any hazards related to the imported food. If hazards exist, the importer must verify that the hazards are controlled through a third party audit. The second rule establishes an accreditation program for third party certification bodies to conduct food safety audits of foreign facilities. The accredited third parties will verify the safety of imports with FDA oversight. These new rules will help to ensure that imported foods meet the same safety standards that domestic foods do. Food safety is extremely important to all of us. It seems that the timing of our acquisition of the Validus auditing business in September 2013 couldn’t be better. Validus is in the final stages of receiving the ISO 65 accreditation to provide Safe Quality Food certifications to specific segments of the food industry.

●
In October 2013, the Food and Drug Administration (FDA) released its proposed rules for preventative controls for animal food. The rules take animal feed and pet food regulation a step closer to human food regulations. Over the past few years food related illness were not unique to humans with listeria or salmonella outbreaks. At the same time, there were issues with arsenic in dog food, and most recently death from jerky treats. It has made the FSMA proposed rules much more recognizably important. We believe that in connection with the acquisition of the Validus auditing business in September 2013, we are in a dominant market position. Validus provides audits and assessments to producers in order to verify responsible animal welfare, environmental, on-farm security, and worker care production practices. Additionally, Validus owns the Facility Certification Institute and their extensive work and wide range of experience in the animal feed and pet food arena is well recognized.

Current Business Impact upon Source and Age Verified Product

In January 2013, the Japanese government announced a change to its import requirements on US beef. Cattle must be 30 months of age or less at time of harvest, which is an increase from 21 months previously. This change allowed for age to be determined using a method called dentition, which can be done in the processing facility and doesn’t require actual records for the age to be verified.

Because the change enabled a significant increase in the amount of product qualifying for export to Japan, it negatively impacted the premiums typically seen in the marketplace for source and age verified cattle. As a result, it negatively impacted our source and age verification business by approximately 68% year over year. However, due to the diversification of our product offerings and our strategy of managing to profitability, we were able to quickly minimize the impact of these adverse changes. We also believe our acquisition of the Validus auditing business further enhanced our diversification by expanding our services to dairy and poultry products.

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

SALES

Our revenues are generated from sales of our identification, verification and certification solutions, consulting services, web-based development and hardware sales. We sell our products and services directly to customers at various levels in the agriculture, food and livestock supply chain. Our customers include some of the largest U.S. beef and pork packers, organic producers and processors, and specialty retail chains. No single customer generated more than 10% of total net revenue in 2013 or 2012.

 Third Party Verification Services

Most of our service offerings can be bundled to provide a “one-stop shop” for customers that have multiple levels of verification and certification needs, such as source verification and food safety certification.

We also offer consulting, program development and web-based development services on a customized basis to meet special customer requirements. For the years ended December 31, 2013 and 2012, our third party verification programs provided 84.6% and 82.3% of our total revenue, respectively.

Hardware Sales

In support of our third party verification service offerings, we offer hardware products (primarily identification cattle ear tags) to our customers. While these hardware products have lower profit margins than our proprietary offerings, they allow us to offer our customers a comprehensive solution. Approximately 13.1% and 15.4% of our total revenue was provided by the sale of hardware during the years ended December 31, 2013 and 2012, respectively.

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

All of our verification products that are source-verified qualify for our WhereFoodComesFrom® verification seal of approval. As a third-party verification service provider, we must review each individual producer’s or food company’s claim and system to ensure that 100 percent of the supply is managed through a third party verification program recognized by the USDA, ISO and/or another internationally recognized standards. In addition to building consumer confidence, our WhereFoodComesFrom® label gives producers and processors a way to enhance, differentiate and even protect their valuable brands.

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
10

COMPETITION

Of the approximately 775,000 independent suppliers of cattle in the United States, we estimate that only approximately 40,000 use some form of verification program. We currently provide tracking information for approximately 10,000 of the most significant independent suppliers which we believe supply greater than 50% of the beef and other livestock products available for export markets. Our key competitors for our SupplyVerified Program are: Sterling Solutions. We believe we differentiate ourselves from our competitors by providing better, more flexible solutions to all segments of the supply chain. We are also the market leader in the area of diversifying to the Non-Hormone Treated Cattle Verification Program and the USDA’s Never Ever 3 Verification Program.

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

EMPLOYEES

As of December 31, 2013, we had 47 employees, of which 23 are employed by our Colorado office, 15 are employed by our North Dakota office and 9 are employed by our Iowa office. Our future success is substantially dependent upon the performance of our key senior management personnel, as well as our ability to attract and retain highly qualified technical personnel. Additional information regarding certain risks related to our employees is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

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

We compete with many other vendors of products and services designed to verify compliance with governmental and private standards related to food and production. Our competitors range from small start-up companies to multi-national firms. Our competitors may have significantly greater financial, technical and marketing resources. Competition is likely to intensify as current competitors expand their product offerings and as new companies enter the market. Increasing competition may result in reduced margins and the loss of market share. Our competitors may offer broader product lines or technologies that are more commercially attractive and gain greater market acceptance than our current or future products. Additionally, new technology may render our products obsolete.

The success of our business model depends on the broad acceptance of our technologies into markets that are continuing to develop as a result of the increasing focus on food safety and assurance.

We are currently benefiting from a slow but growing movement among U.S. and international commodity markets to source and age verify products. This emerging trend is fueled in part by consumers focus on food safety and assurance. However, we can offer no assurances that there will be market acceptance of our technologies. Furthermore, some of our primary target segments within the livestock and food industry are experiencing unpredictable economic conditions and are expected to continue to struggle with supply, trade and profitability issues in the near term. Although we believe that our products, if adopted on a wide-scale basis, would have a significant impact on improving the safety, quality and confidence in our nation’s food supply, our customers for these products historically have been very slow to change and reluctant to adopt new technologies and business practices.

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

We face risks of rapidly changing regulations which may negatively impact our programs.

Regulations and standards are continually evolving and present a challenging risk. For example, In January 2013, the Japanese government announced a change to its import requirements on US beef.  Because the change enabled a significant increase in the amount of product qualifying for export to Japan, it negatively impacted the premiums typically seen in the marketplace for source and age verified cattle. As a result, it negatively impacted our source and age verification business by approximately 75% from 2012 to 2013. Due to the diversification of our product offerings and our strategy of managing to profitability, we were able to quickly minimize the impact of these adverse changes.

While we attempt to mitigate these risks by creating innovative programs that mitigate the risk of rapidly changing regulations, we can give no assurance that we will be successful in overcoming the potential negative impact to the results our operations.

We face risks that highly contagious diseases or viral outbreaks may negatively impact the source of product we are able to verify.

Today infectious disease and viral outbreaks appear to be emerging more quickly than ever. For example, we are currently assessing the risk of Porcine Epidemic Diarrhea Virus (PEDv) on the pork/sow industry. The total number of known positive PEDv laboratory swine accessions is growing rapidly each week and currently there are no vaccines against the virus. Furthermore, cold weather greatly enhances the spread of the virus. Positive identification of this virus creates increased bio-exclusion considerations in our business. At worse, the virus has the potential to significantly reduce the number of on-site verifications or at best, it would shift the timing of on-site verifications further impacting seasonality in our business.

While we attempt to mitigate these risks by creating innovative solutions that mitigate the risk of transferring disease, we can give no assurance that we will be successful in overcoming the potential negative impact to the results our operations.

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

Directors, executive officers, principal stockholders and affiliated entities beneficially own or control a significant amount of our outstanding common stock and together meaningfully influence our activities.

As of February 18, 2014, John Saunders, our Chairman and CEO, and Leann Saunders, our President, beneficially owned in the aggregate approximately 32.3% of our common stock. These officers, if they determine to vote in the same manner, would have a significant impact on the outcome of any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions or terms of any liquidation. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

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

Because our common stock is deemed a “penny stock,” an Investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities and Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. until the trading price of the common stock rises above $5.00 per share, if ever, trading in common stock is subject to the penny stock rules of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) specified in Rule 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;

•	Disclose certain price information about the stock;

•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

•	Send monthly statements to customers with market and price information about the penny stock; and

•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary markets and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

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

In September 2013, as part of the Validus acquisition, Validus entered into a lease agreement for its office space with Praedium in which Validus is leasing office space. The lease is for a period of three years, expiring October 31, 2016, and requires rental payments of approximately $2,600 per month. There is no renewal feature. In addition to primary rent, the lease requires additional payments for operating costs and other common area maintenance costs.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various legal actions, administrative proceedings and claims in the ordinary course of business. We generally record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable.

ICS was involved in a claim that is pending in the District Court of Lancaster County, Nebraska. The plaintiff in this claim alleged that ICS conspired with another party (collectively, the “Defendants”) to deny the plaintiff organic certification. In October 2013, a summary judgment was reached in favor of the Defendants and the court awarded ICS fees to cover a portion of attorney and other costs incurred to defend this case. The plaintiff had until October 30, 2013, to file an appeal with the court; however, no appeal was filed and the judgment was executed.

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

	2013		2012
	High	Low	High	Low
First quarter	$1.40	$0.98	$0.60	$0.31
Second quarter	$1.40	$0.82	$0.98	$0.40
Third quarter	$2.02	$1.16	$1.53	$0.03
Fourth quarter	$2.25	$1.73	$1.65	$1.00

Stockholders

As of February 24, 2014, we estimate that there were 110 beneficial and actual owners of our Common Stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals and entities are registered in the name of Cede & Co. A nominee of The Depository Trust Company, Cede & Co. is a securities depository for banks and brokerage firms.

Dividends

We have not declared or paid any cash dividends on our common stock. We presently do not have plans to pay any cash dividends in the future.

Recent Sales of Unregistered Securities

In connection with the Validus acquisition (see Note 3 to the accompanying consolidated financial statements), we issued 708,681 shares of common stock of Where Food Comes From, Inc. valued at approximately $935,500 based upon the closing price of our stock on September 16, 2013, of $1.32 per share.

For services rendered by our advisors in connection with the Validus acquisition (see Note 3 to the accompanying consolidated financial statements), we issued 56,818 shares of common stock of WFCF valued at approximately $75,000 based upon the closing price of our stock on September 16, 2013, of $1.32 per share.

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

Issuer Purchases of Equity Securities

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market. Repurchased shares under the Stock Buyback Plan by year are as follows:

			Average
	Number of	Cost of	Cost per
For the year ended December 31,	Shares	Shares	Share
2008	57,200	$16,124	$0.28
2009	22,325	4,020	$0.18
2010	171,031	27,273	$0.16
2011	247,691	61,597	$0.25
2012	15,000	12,280	$0.82
2013	33,450	29,555	$0.88
Total	546,697	$150,849	$0.28

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

As used in this annual report on Form 10-K, unless the context otherwise requires, the terms “we,” “us,” “the Company,” “WFCF” and “IMI” refer to Where Food Comes From, Inc. and its subsidiaries.

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

Management’s Strategy

For several years, management focused its efforts on building a strong foundation to enhance profitability for the long term. Initially our efforts focused on our age and source verification services. Throughout 2009, we introduced a more robust offering of verification services. We also internally developed automated processes which improved our efficiency and reduced our employee headcount. As a direct result, total verification sales and hardware sales improved. We were able to provide more verification certifications (a multiple service offering) in a single audit. Interestingly enough, because our customers were seeing more profit per head from multiple verifications at a minimal increase in cost per verification service, they increased the number of cattle within each group audited.

In early 2009, we understood that all this work was necessary to build a solid foundation but we also recognized we needed to be on the cutting edge of this industry and that the most significant person to influence the food industry was the consumer. We were concerned about various food claims that the industry made without any third party verification. In response, we identified opportunities for horizontal and vertical integration and focused on developing a self-sustaining revenue stream with minimal management and labor costs, while simultaneously addressing food concerns near to our heart.

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

During 2010, we made the decision to invest heavily in marketing our services and our WhereFoodComesFrom® labeling program to build consumer awareness and demand. These efforts continue today through the use of videos, television exposure, word-of-mouth and the internet. We believe we are positioning ourselves to benefit significantly in 2014 and beyond, but, of course, no assurance can be given that this investment will generate future revenue nor can we determine for how long, if at all.

Beginning in 2011, we began evaluating objectives to grow revenue through acquisitions and strategic investments to gain entry into other commodity markets. The acquisition of ICS in February 2012 represented an opportunity to extend the range of our existing programs and establish our capabilities in other major food groups, including grain, fruits and vegetables, organic and gluten-free. Our acquisition of Validus in September 2013 further diversified our business and extended our reach into the pork, poultry and dairy industries.  We regularly evaluate acquisition and investment opportunities that complement our long-term strategic objectives.

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

ICS Acquisition

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

Pursuant to the Purchase Agreement, on February 29, 2012 (the “Closing”) the Company acquired 60% of the issued and outstanding common stock of ICS in exchange for aggregate consideration of approximately $427,800, which included $350,000 in cash and 172,840 shares of common stock of IMI valued at approximately $77,800, based upon the closing price of our stock on February 29, 2012, of $0.45 per share. The Purchase Agreement also includes non-dilution provisions, and we have right of first refusal on the remaining 40% of the outstanding stock. The Company exercised its right and purchased the remaining 40% interest for cash of approximately $196,000 on March 1, 2014, pursuant to the Shareholders’ Agreement, dated February 29, 2012. The Company has 30 days after the exercise of the call option to make the cash payment.

RESULTS OF OPERATIONS

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues

Total revenues for the year ended December 31, 2013 increased 5.17% over the year ended December 31, 2012. We still continue to experience sales growth from year over year, and we believe this is significant performance in light of the current economic conditions severely impacting the food industry as well as the changes made by the Japanese government which effectively relaxed the requirements on US beef imports.

Service revenues include sales of our USVerified solutions and related consulting, program development and web-based development services. Service revenues for the year ended December 31, 2013 increased 8.19% compared to the year ended December 31, 2012.

Changes regarding Japanese government imposed age restrictions on US beef imports negatively impacted our source and age verification business by approximately 68% for the year ended December 31, 2013 compared to the 2012 period. However, our business is experiencing approximately 18% growth in our NHTC, Verified Natural Beef (VNB), and other verification programs. We are seeing our domestic customers shift from source and age verification to NHTC and VNB. We are also seeing an increase in the number of “source verifications” requested in international markets. Although we cannot forecast the impact of the aforementioned change upon “age verifications,” we also cannot assume that Japan will change its requirement for source verification from US beef producers, especially considering that Japan has domestic traceability laws. Additionally, movement within the US for a regulatory program to address Animal Disease Traceability domestically may prove to be a significant opportunity for our business.

Product sales are primarily sales of cattle identification ear tags. Product sales for the year ended December 31, 2013 decreased 10.6% compared to the year ended December 31, 2012. The decrease was due to decreased volume in the quantity of tags sold in connection with our Source and Age verification programs.

Other revenue primarily represents the fees earned from our WhereFoodComesFrom® labeling program. Other revenue for the year ended December 31, 2013 increased 2.6% compared to the year ended December 31, 2012. This revenue source is still in its infancy, and we anticipate exponential growth in the future as more and more food producers continue to show interest in this product offering.

Cost of Sales and Gross Margin

Cost of sales for the year ended December 31, 2013 were approximately $2,827,100 compared to $2,431,400 for the year ended December 31, 2012. Gross margin for 2013 decreased to 48.9% of revenues compared to 53.8% for 2012.

Our gross margins for 2013 are slightly declining compared to 2012, partially due to increased costs, shifts in our sales mix and because Validus currently operates at a lower gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2013 were approximately $2,679,100, an increase of $337,400, or 14.4% over the year ended December 31, 2012.

There are several factors contributing to the overall increase. First, and primarily, the Validus acquisition, which was completed September 16, 2013, resulted in legal and advisory fees of approximately $219,000, which was significantly higher than acquisition costs related to ICS during the same periods last year. In addition, included in our 2013 selling, general and administrative expenses is approximately $218,700 attributable to Validus, which includes amortization expense associated with the intangible assets acquired. These increases were partially offset by our aggressive approach to minimize expenses in response to the impact of Japanese government imposed age restrictions on US beef imports to our operations. In addition, during 2012, we accrued $60,000 in contract settlement expenses associated with the termination of a joint venture agreement established in 2010.

Income Tax Benefit

During the years ended December 31, 2013 and 2012, utilization of NOL carry forwards reduced our effective tax rate. For the year ended December 31, 2013, we recorded an income tax benefit of approximately $1,800. The income tax benefit recorded in the prior year included the effect of reversing the remainder of our valuation allowance that existed as of December 31, 2011 after concluding that the likelihood for a full realization of the benefits of our deferred tax assets is more likely than not.

Net Income and Per Share Information

As a result of the foregoing, net loss attributable to WFCF shareholders for the year ended December 31, 2013 was approximately $33,560 or less than a penny per basic and diluted common share, compared to net income of $870,400 or $0.04 per basic and diluted common share for the year ended December 31, 2012. The benefit from income taxes that we recorded related to the reversal of a portion of our valuation allowance on our deferred tax assets had an impact of approximately $0.02 per share on a dilutive basis in 2012.

Liquidity and Capital Resources

At December 31, 2013, we had cash and cash equivalents of approximately $1,067,500 compared to approximately $1,403,500 of cash and cash equivalents at December 31, 2012. Our working capital at December 31, 2013 was $1,533,600 compared to approximately $1,715,100 at December 31, 2012.

Net cash provided by operating activities during 2013 was approximately $216,900 compared to net cash provided of $334,700 during the same period in 2012. Cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock based compensation expense, and a deferred tax benefit resulting from the reversal of the valuation allowance and recognition of our deferred tax assets. Fluctuations are primarily due to the timing of cash receipts and cash disbursements offset by operating performance.

Net cash used in investing activities during 2013 was approximately $599,600 compared to cash provided of $12,300 during 2012. Net cash used in 2013 was due to the cash paid of $565,000 in the Validus acquisition. Additionally, we spent approximately $34,600 towards property and equipment. Net cash provided during 2012 was due to proceeds of approximately $302,100 from the sale of marketable securities partially offset by the acquisition of 60% of the outstanding stock of ICS in which we paid $350,000 in cash less approximately $135,200 in cash acquired. Additionally, we spent approximately $73,900 towards property and equipment and $13,700 to renew our USDA Accreditation.

Net cash provided by financing activities during 2013 was approximately $46,800 compared to $87,500 in the 2012 period. Net cash provided in 2013 was primarily due to proceeds of approximately $105,300 from stock option exercises offset by repayments towards notes payable and capital lease obligations of $28,900 and repurchases of our common stock under the Buyback Program of $29,600. Net cash provided in 2012 was primarily due to proceeds of approximately $145,900 from stock option exercises offset by net repayments towards notes payable and capital lease obligations of $46,200.

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

In September 2013, the Company issued 175,972 shares of the Company’s common stock in full settlement of the Lapaseotes note payable (as further discussed in Note 6 to the consolidated financial statements). Approximately $14,700 in non-cash interest expense was recognized and is reported in the Company’s net loss for year ended December 31, 2013.

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

Current Concerns in our Industry

We are currently assessing the risk of Porcine Epidemic Diarrhea Virus (PEDv) on the pork/sow industry. The total number of known positive PEDv laboratory swine accessions is growing rapidly each week and currently there are no vaccines against the virus. Furthermore, cold weather greatly enhances the spread of the virus. Positive identification of this virus creates increased bio-exclusion considerations in our business. At worse, the virus has the potential to significantly reduce the number of on-site verifications or at best, it would shift the timing of on-site verifications further impacting seasonality in our business.

In February 2014, in order to prevent the spread of PEDv, the USDA published a request that pig farmers submit accurate on farm inventory, birth, and death rates in an effort to minimize persons sent to farms to collect data. In light of this information, we believe this will significantly reduce, or possibly eliminate, the number of onsite pork verifications we complete in first and second quarter 2014. Additionally, at this time, we have no estimates as to how this information may continue to impact our 2014 revenue.

While we attempt to mitigate these risks by creating innovative solutions that mitigate the risk of transferring disease, we can give no assurance that we will be successful in overcoming the potential negative impact to the results our operations.

Off Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements of any type.

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

No single customer generated more than 10% of total net revenue in 2013 or 2012.

Service revenues primarily consist of fees charged for verification audits and other verification services that the Company performs for customers. Revenue from verification audits is recognized upon completion of the audits. Contracts for these services are cancelable only for non-performance.

Deferred revenue represents payments received in advance from our customers for annual customer support services not yet performed as of December 31, and revenue is recognized as services are performed, generally over the one year contract term.

Customer deposits represent down-payments made in advance of a verification audit to be performed for a customer and deposits are applied to the customer’s accounts when invoiced.

Revenues under contracts for consulting services are recognized when completed (for short-term projects). On occasion, we may enter into long-term projects, for which we use the percentage of completion method. No such long-term projects occurred during 2013 and 2012.

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

Intangible Assets

Our intangible assets consist of a customer list, accreditations, beneficial lease arrangement and trade name related to the acquisitions of ICS and Validus, recorded at estimated fair value. It also consists of our trademark rights and the related costs incurred to obtain the trademark rights recorded at cost. These assets are subject to amortization using the straight-line method over the estimated useful lives of the respective assets, which range from two to fifteen years. We review our intangible assets for impairment at least annually or whenever impairment indicators are determined to be present. If an impairment exists, the amount of impairment is measured as the excess of the carrying amount of the asset over its fair value as determined utilizing the estimated discounted future cash flows, or some other fair value measure, or the expected proceeds, net of costs to sell, upon sale of the asset. During 2013 we completed an impairment analysis, and based upon the work performed, we concluded that no impairment existed.

Goodwill and Other Non-Amortizable Intangible Asset

Goodwill relates to the acquisition of ICS and Validus. Both ICS and Validus are reporting units one level below our Certification and Verification Services segment. The other non-amortizable intangible asset relates to the trademarks/trade name acquired in the Validus acquisition and was determined to have an indefinite life. We review goodwill and non-amortizable intangible assets for impairment annually in the fourth quarter, or more frequently if impairment indicators arise. Impairment indicators include (i) a significant decrease in the market value of an asset (ii) a significant change in the extent or manner in which an asset is used or a significant physical change in an asset, (iii) a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action by a regulator, and (iv) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue. During 2013, we completed a goodwill impairment analysis, and based upon the work performed, we concluded that no impairment existed in our ICS reporting unit, and that goodwill was not at risk in failing step one of the goodwill impairment test. The Validus goodwill and non-amortizable intangible asset was valued at the time of acquisition and will be analyzed annually for impairment in the same manner as described above.

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

29

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Where Food Comes From, Inc.:

We have audited the accompanying consolidated balance sheets of Where Food Comes From, Inc. and its subsidiaries, (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income (loss), comprehensive income (loss), equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, in September 2013, the Company acquired a 60% interest in the Validus operating business.

/s/ GHP Horwath, P.C.
Denver, Colorado
March 4, 2014

Where Food Comes From, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$1,067,537	$1,403,489
Accounts receivable, net	683,800	377,072
Prepaid expenses and other current assets	143,576	80,189
Deferred tax assets	190,184	242,944
Total current assets	2,085,097	2,103,694
Property and equipment, net	253,206	146,563
Intangible and other assets, net	1,716,115	303,810
Goodwill	1,279,762	532,997
Long-term deferred tax assets	480,294	277,177
Total assets	$5,814,474	$3,364,241

Liabilities and Equity
Current liabilities:
Accounts payable	$277,633	$134,913
Accrued expenses and other current liabilities	56,091	58,808
Customer deposits	39,134	27,478
Deferred revenue	149,660	139,022
Short-term debt and current portion of notes payable	24,782	22,873
Current portion of capital lease obligations	4,173	5,506
Total current liabilities	551,473	388,600
Capital lease obligations, net of current portion	10,808	14,981
Notes payable and other long-term debt, net of current portion	165,755	191,106
Notes payable, related party	—	200,000
Total liabilities	728,036	794,687

Commitments and contingencies

Contingently redeemable non-controlling interest	1,018,396	—

Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 23,233,483 (2013) and 21,837,046 (2012) shares issued, and 22,686,786 (2013) and 21,323,799 (2012) shares outstanding	23,233	21,837
Additional paid-in-capital	5,216,327	3,668,556
Treasury stock of 546,697 (2013) and 513,247 shares (2012)	(150,849)	(121,294)
Accumulated deficit	(1,321,100)	(1,287,540)
Total Where Food Comes From, Inc. equity	3,767,611	2,281,559
Non-controlling interest	300,431	287,995
Total equity	4,068,042	2,569,554
Total liabilities and equity	$5,814,474	$3,364,241

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.
Consolidated Statements of Income (Loss)

	Year ended December 31,
	2013		2012
Revenues:
Service revenues		$4,682,738	$4,328,277
Product sales		723,449	809,084
Other revenue		127,277	124,006
Total revenues		5,533,464	5,261,367
Costs of revenues:
Labor and other costs of services		2,307,846	1,844,655
Costs of products		519,221	586,767
Total costs of revenues		2,827,067	2,431,422
Gross profit		2,706,397	2,829,945
Selling, general and administrative expenses		2,679,089	2,341,665
Income from operations		27,308	488,280
Other expense (income):
Interest expense		33,588	25,929
Gain on sale of marketable securities		—	(11,892)
Gain on disposal of property and equipment		—	(3,208)
Other income, net		(1,469)	(4,239)
(Loss) income before income taxes		(4,811)	481,690
Income tax benefit		(1,778)	(391,478)
Net (loss) income		(3,033)	873,168
Net income attributable to non-controlling interest		(30,527)	(2,810)
Net (loss) income attributable to Where Food Comes From, Inc.		$(33,560)	$870,358

Net (loss) income per share:
Basic	$	*	$0.04
Diluted	$	*	$0.04

Weighted average number of common shares outstanding:
Basic		21,893,794	20,943,966
Diluted		21,893,794	21,678,858

* less than a penny ($0.01) per share

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.
Consolidated Statements of Comprehensive Income (Loss)

	Year ended December 31,
	2013	2012

Net income	$(3,033)	$873,168
Unrealized gain on marketable securities	—	6,693
Comprehensive (loss) income	(3,033)	879,861
Comprehensive income attributable to non controlling interest	(30,527)	(2,810)
Comprehensive (loss) income attributable to Where Food Comes From, Inc.	$(33,560)	$877,051

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2013	2012

Net (loss) income	$(3,033)	$873,168
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	119,696	94,111
Stock-based compensation expense	70,152	29,325
Common stock issued for services rendered	75,000	—
Common stock issued in connection with extinguishment of debt	14,686	—
Deferred tax benefit	(1,778)	(391,638)
Bad debt expense	3,000	8,886
Gain on sale of marketable securities	—	(11,892)
Gain on disposal of property and equipment	—	(3,208)
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable	(159,729)	(109,498)
Prepaid expenses and other current assets	(63,387)	(22,000)
Accounts payable	142,720	(33,953)
Accrued expenses and other current liabilities	8,939	1,379
Deferred revenue	10,638	(99,966)
Net cash provided by operating activities	216,904	334,714

Investing activities:
Acquisition of International Certification Services, Inc., net of cash acquired	—	(214,774)
Acquisition of Validus Verification Services	(565,000)	—
Purchases of property and equipment	(34,645)	(73,876)
Proceeds from sale of marketable securities	—	302,096
Proceeds from sale of property and equipment	—	12,519
Purchase of other long-term assets	—	(13,664)
Net cash (used in) provided by investing activities	(599,645)	12,301

Financing activities:
Repayments of notes payable	(23,442)	(75,271)
Proceeds from notes payable	—	37,407
Repayments of capital lease obligations	(5,506)	(8,300)
Proceeds from stock option exercise	105,292	145,898
Stock repurchase under Buyback Program	(29,555)	(12,280)
Net cash provided by financing activities	46,789	87,454
Net change in cash and cash equivalents	(335,952)	434,469
Cash and cash equivalents at beginning of period	1,403,489	969,020
Cash and cash equivalents at end of period	$1,067,537	$1,403,489

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.
Consolidated Statements of Equity
Years ended December 31, 2013 and 2012

	Where Food Comes From, Inc.
			Additional		Other
	Common Stock		Paid-in	Treasury	Comprehensive	Accumulated	Non-controlling
	Shares	Amount	Capital	Stock	(Loss) Gain	Deficit	Interest	Total

Balance at January 1, 2012	20,550,759	$21,049	$3,416,343	$(109,014)	$(6,693)	$(2,157,898)	$—	$1,163,787
Acquisition of International Certification Services, Inc.:
Shares issued	172,840	173	77,605	—	—	—	—	77,778
Non-controlling interest	—	—	—	—	—	—	285,185	285,185
Stock-based compensation expense	—	—	29,325	—	—	—	—	29,325
Stock repurchase on the open market	(15,000)	—	—	(12,280)	—	—	—	(12,280)
Issuance of common shares upon exercise of options	615,200	615	145,283	—	—	—	—	145,898
Reclassification adjustment for loss included in net income	—	—	—	—	6,693	—	—	6,693
Net income	—	—	—	—	—	870,358	2,810	873,168
Balance at December 31, 2012	21,323,799	21,837	3,668,556	(121,294)	—	(1,287,540)	287,995	2,569,554
Stock-based compensation expense	—	—	70,152	—	—	—	—	70,152
Issuance of common shares upon exercise of options	454,966	454	104,838	—	—	—	—	105,292
Excess tax benefit from share based payments	—	—	148,579	—	—	—	—	148,579
Issuance of common shares in settlement of debt	175,972	176	214,509	—	—	—	—	214,685
Acquisition of Validus Verification Services:					—			—
Shares issued	708,681	709	934,750	—	—	—	—	935,459
Issuance of common shares for acquisition-related consulting fees	56,818	57	74,943	—	—	—	—	75,000
Stock repurchase on the open market	(33,450)	—	—	(29,555)	—	—	—	(29,555)
Net (loss) income	—	—	—	—	—	(33,560)	12,436	(21,124)
Balance at December 31, 2013	22,686,786	$23,233	$5,216,327	$(150,849)	$—	$(1,321,100)	$300,431	$4,068,042

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

On September 16, 2013, we acquired the auditing business of Praedium Ventures, LLC, (“Praedium”) previously known as Validus Ventures, LLC (Note 3). This acquisition has been accounted for using the acquisition method of accounting and, accordingly, its results are included in the Company’s consolidated financial statements from the date of acquisition.

We operate in one segment.

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

The accompanying consolidated financial statements include the results of operations, financial position and cash flows of the Company and its subsidiaries. All intercompany balances have been eliminated in consolidation.

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

No single customer generated more than 10% of total net revenue in 2013 or 2012.

Service revenues primarily consist of fees charged for verification audits and other verification services that the Company performs for customers. Revenue from verification audits is recognized upon completion of the audits. Contracts for these services are cancelable only for non-performance.

Deferred revenue represents payments received in advance from our customers for annual customer support services not yet performed as of December 31, and revenue is recognized as services are performed, generally over the one year contract term.

Customer deposits represent down-payments made in advance of a verification audit to be performed for a customer and deposits are applied to the customer’s accounts when invoiced.

Revenues under contracts for consulting services are recognized when completed (for short-term projects). On occasion, we may enter into long-term projects, for which we use the percentage of completion method. No such long-term projects occurred during 2013 and 2012.

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

Accounts Receivable and Allowance for Doubtful Accounts

The majority of our receivables are due from trade customers. Credit is extended based on our evaluation of the customer’s financial condition and generally, collateral is not required. Accounts receivable are due approximately 30 days from the invoice date and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts receivable that are outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss and payment history, the customer’s current ability to pay its obligations to us and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The allowance for doubtful accounts was approximately $20,700 and $16,200, at December 31, 2013 and 2012, respectively.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

No single customer accounted for greater than 10% of our accounts receivable balances at December 31, 2013. One customer accounted for 10% of our outstanding accounts receivable balance at December 31, 2012.

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

Fair Value Measurements

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to their short maturities. The amounts shown for debt and notes payable also approximate fair value because current interest rates and terms offered to us for similar debt are substantially the same.

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

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Land is not depreciated. Buildings are depreciated over 20 years. All other property and equipment have depreciable lives which range from three to seven years.

Intangible Assets

Our intangible assets consist of a customer relationships, accreditations, a beneficial lease arrangement and tradename/trademarks related to the acquisitions of ICS and Validus, recorded at estimated fair value.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

Intangible assets also include certain trademark rights and the related costs incurred to obtain the trademark rights recorded at cost. Certain of these assets are subject to amortization using the straight-line method over the estimated useful lives of the respective assets (Note 5).

In connection with the Validus acquisition, the Company allocated a portion of the purchase price to tradenames/trademarks. These tradenames/trademarks were determined to have an indefinite useful life and are not currently amortized. Authoritative guidance requires that intangible assets not subject to amortization (indefinite-lived assets) be tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

Impairment of Long-Lived Assets

We review all of our long-lived assets (including intangible assets) for impairment at least annually or whenever impairment indicators are determined to be present. If an impairment exists, the amount of impairment is measured as the excess of the carrying amount of the asset over its fair value as determined utilizing estimated discounted future cash flows, or some other fair value measure, or the expected proceeds, net of costs to sell, upon sale of the asset.

Significant judgments are required to estimate the fair value of intangible assets including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or impairment at future reporting dates. No impairment was identified on the Company’s intangible assets through December 31, 2013.

Goodwill

Goodwill relates to the acquisition of ICS and Validus. ICS and Validus are both reporting units one level below our Certification and Verification Services segment. The other non-amortizable intangible asset relates to the trademarks/trade name acquired in the Validus acquisition and was determined to have an indefinite life. We review goodwill and non-amortizable intangible assets for impairment annually in the fourth quarter, or more frequently if impairment indicators arise. Impairment indicators include (i) a significant decrease in the market value of an asset (ii) a significant change in the extent or manner in which an asset is used or a significant physical change in an asset, (iii) a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action by a regulator, and (iv) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue. During 2013, we completed a goodwill impairment analysis, and based upon the work performed, we concluded that no impairment existed in our ICS reporting unit, and that goodwill was not at risk in failing step one of the goodwill impairment test. The Validus goodwill was valued at the time of acquisition and will be analyzed annually for impairment in the same manner as described above.

Research and Development, Software Development Costs, and Internal Use Software Development Costs

Research and development costs are charged to operations as incurred. We did not incur any research and development expense in 2013 and 2012.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

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

Prior to 2011, we capitalized certain external and internal use software and website development costs totaling $183,385. The estimated useful lives of these pre-2011 costs capitalized was evaluated for each specific project and ranges from one to three years. In 2013, we acquired certain assets of Validus, which included internally- developed software with an estimated fair value of $129,000. During 2013 and 2012, the amortization of capitalized costs totaled approximately $12,800 and $24,000, respectively. Capitalized costs are included in property and equipment.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expense for the years ended December 31, 2013 and 2012, were approximately $59,700 and $70,200, respectively.

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

The recognition of our net deferred income tax assets requires significant management judgment regarding the interpretation of applicable statutes, the status of various income tax audits, and our particular facts and circumstances. In the first quarter of 2012, after assessing the existing qualitative and quantitative data, including the wide-spread consensus that the economic climate was beginning to improve, we reversed the remaining portion of our valuation allowance after concluding the likelihood for a full realization of the benefits of our deferred tax assets was more likely than not.

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

We file income tax returns in the US federal jurisdiction and various state jurisdictions. We are no longer subject to US federal tax examination for years beginning before January 1, 2010 and the state tax returns that remain subject to examination range from December 31, 2009 through the years ended December 31, 2013.

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

Our stock-based compensation cost for the years ended December 31, 2013 and 2012, was approximately $70,200 and $29,300, respectively, and has been included in income from operations.

The fair value of stock options granted during 2013 and 2012 (Note 9) was estimated using the following assumptions:

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

	Years ended December 31,
	2013	2012

Stock options granted	82,500 shares	100,000 shares
Expected life of options from date of grant	8 years	8 years
Risk free interest rate	0.71% - 1.52%	2.26%
Expected volatility	199% - 203%	212.5%
Assumed dividend yield	0%	0%

As of December 31, 2013, total unrecognized stock-based compensation cost related to non-vested awards granted under our option plans, and expected periods of recognition, are as follows:

Year ending
December 31,
2014	$73,838
2015	58,482
2016	15,846
$148,166

Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued guidance that codifies the classification of certain unrecognized tax benefits related to net operating loss carryforwards, similar tax losses and tax credit carryforwards. This guidance will be effective for our Company on January 1, 2014. The adoption of this guidance is not expected to have a material impact on our financial position, result of operations or cash flows.

In July 2012, the FASB issued guidance that simplifies how entities test indefinite lived intangible assets for impairment and permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance was effective for our Company on January 1, 2013. The adoption of this guidance did not have a material impact on our financial position, results of operations or cash flows.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

Note 3 – Business Acquisitions

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

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

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

The following table summarizes the provisional estimated fair values assigned to the assets and liabilities acquired in addition to the excess of the purchase price over the net assets acquired at the Validus acquisition date. Measurement period adjustments were completed in 2013 and reflect new information obtained about facts and circumstances that existed as of the Acquisition Date. Accordingly, the carrying amounts were retrospectively adjusted as of September 16, 2013. The impact of the retrospective adjustments was not material to the Company’s results of operations or cash flows for the period from the Acquisition Date through December 31, 2013.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

	Sept 16, 2013		Sept 16, 2013
	(As reported)	Adjustments	(As adjusted)
Accounts receivable	$150,000		$150,000
Internally developed software	—	129,000	129,000
Excess attributable to intangible assets	2,350,765	(129,000)	2,221,765
Total fair value	2,500,765		2,500,765
Fair value of non-controlling interest	(1,000,306)		(1,000,306)
Total consideration	$1,500,459		$1,500,459

The fair value of the non-controlling interest was based upon the gross consideration that would have been paid assuming 100% of the outstanding stock had been acquired. Excess attributable to intangible assets reflects the excess over the identifiable assets acquired to intangible assets based on the allocation of the purchase price. At December 31, 2013, the weighted average remaining lives of the identified intangible assets is 7.79 years. The fair value amounts of the components of intangible assets are as follows:

Customer relationships	$935,000
Trademarks/trade names	465,000
Accreditations	75,000
Identifiable intangible assets	1,475,000
Goodwill	746,765
Total intangible assets	$2,221,765

The following unaudited pro forma information presents the results of operations for the years ended December 31, 2013 and 2012, as if the acquisition of Validus had occurred on January 1, 2013 and 2012.

	Unaudited
	2013	2012
Total revenue	$6,912,276	$6,544,589
Net (loss) income	$(20,685)	$461,606
Basic and diluted earnings (loss) per share	$(0.00)	$0.02

Through December 31, 2013, we incurred a total of approximately $269,000 in advisory and legal fees related to the acquisition of Validus, of which, approximately $219,000 and $50,000 are reported in selling, general and administrative expenses in the accompanying consolidated statements of income (loss) for the years ended December 31, 2013 and 2012, respectively.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

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

	Feb 29, 2012		Feb 29, 2012
	(As reported)	Adjustments	(As adjusted)
Cash	$135,200		$135,200
Accounts receivable	49,700		49,700
Prepaid expenses and other current assets	21,000		21,000
Deferred tax assets	21,400		21,400
Property and equipment	60,600		60,600
Other assets	400		400
Accounts payable	(20,500)		(20,500)
Accrued expenses	(12,500)		(12,500)
Customer deposits	(29,400)		(29,400)
Deferred revenue	(239,000)		(239,000)
Capital lease obligation	(6,500)		(6,500)
Deferred tax liability	—	(117,197)	(117,197)
Identifiable intangible assets:	355,000	(355,000)	—
Customer lists	—	150,300	150,300
Beneficial lease arrangement	—	120,200	120,200
Tradename	—	46,300	46,300
Goodwill	377,600	155,397	532,997
Total fair value	713,000		713,000
Fair value of non-controlling interest	(285,200)		(285,200)
Total consideration	$427,800		$427,800

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

On the acquisition date, the fair value of the non-controlling interest was estimated to be $285,200. This amount was based upon the gross consideration that would have been paid assuming 100% of the outstanding stock had been acquired.

From the Acquisition Date through December 31, 2012, ICS revenues and net income were approximately $978,100 and $7,025, respectively. The following unaudited pro forma information presents the results of operations for the year ended December 31, 2012, as if the acquisition of ICS had occurred on January 1, 2012.

Unaudited

2012
Total revenue	$5,433,900
Net income	$847,800
Basic and diluted earnings per share	$0.04

Included in the pro forma information for the year ended December 31, 2012, is approximately $50,500 in accounting, advisory and legal fees incurred related to the acquisition of ICS.

The Company’s right of refusal on the remaining 40% of the outstanding stock of ICS expires on February 28, 2014. On March 1, 2014, the Company exercised its call option to purchase the remaining 40% interest of the stock of ICS in exchange for cash consideration of approximately $196,000, pursuant to the Shareholders’ Agreement, dated February 29, 2012. The Company has 30 days after exercise of the call option to make the cash payment.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

Note 4 - Property and Equipment

The major categories of property and equipment are as follows as of December 31:

	2013	2012

Automobiles	$47,397	$47,397
Furniture and office equipment	150,528	158,491
Software and tools	350,944	205,218
Website development and other enhancements	183,385	183,385
Building and leasehold improvements	48,747	48,747
Land	2,436	2,436
	783,437	645,674
Less accumulated depreciation	530,231	499,111
Property and equipment, net	$253,206	$146,563

Depreciation expense for the years ended December 31, 2013 and 2012 was approximately $57,000 and $58,300, respectively.

Note 5 – Intangible Assets

The following table summarizes our intangible assets as of December 31:

			Estimated
	2013	2012	useful life

Intangible assets subject to amortization:
Tradenames/ Trademarks	$64,307	$64,307	2.5 - 8.0 years
Accreditations	88,663	13,663	5.0 years
Customer relationships	1,085,300	150,300	8.0 - 15.0 years
Beneficial lease arrangement	120,200	120,200	11.0 years
	1,358,470	348,470
Less accumulated amortization	107,355	44,660
	1,251,115	303,810
Tradenames/ trademarks (not subject to amortization)	465,000	—	indefinite
	$1,716,115	$303,810

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

Amortization expense for the years ended December 31, 2013 and 2012 was approximately $62,700 and $35,900, respectively. Future scheduled amortization of intangible assets is as follows:

Fiscal year ending December 31:

2014	$117,470
2015	116,519
2016	115,568
2017	113,747
2018	108,461
Thereafter	679,350
$1,251,115

Note 6 - Notes Payable

Notes payable consist of the following:

	December 31,
	2013	2012

Equipment Note Payable	$30,729	$37,407
Lapaesotes Note Payable - Related Party	—	200,000
Great Western Bank SBA Loan	159,808	176,572
	190,537	413,979
Less current portion of notes payable and other long-term debt	24,782	22,873
Notes payable and other long-term debt	$165,755	$391,106

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

Lapaseotes Notes Payable – Related Party

In September 2007, we obtained $300,000 in unsecured debt financing. The notes were held by a major shareholder who is related to Mr. Lapaseotes, a member of our Board of Directors. Principal was due in full upon the maturity date; interest was payable quarterly. In April 2012, we paid an additional $50,000 towards the principal.

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

Great Western Bank SBA Loan

On April 22, 2011, we entered into a U.S. Small Business Administration (“SBA”) Note with Great Western Bank. This note, which matures on May 1, 2021, provides for $200,000 in additional working capital. The interest rate is at prime plus 2.5% and is adjusted quarterly. Principal and interest are payable monthly. As of December 31, 2013, the effective interest rate is 5.750%. The note can be prepaid without penalties and contains certain customary affirmative and negative covenants.

The loan agreement is collateralized by the accounts receivable, property and equipment, and intangible assets of the Company. The note is further guaranteed by John and Leann Saunders, significant shareholders, officers and members of the Company’s Board of Directors, with a security interest in 3,000,000 shares of the Company’s common stock, which are personally owned by the Saunders.

ICS Revolving Line of Credit

ICS has a revolving line of credit (“LOC”) agreement which matures on April 4, 2014, and provides for $70,050 in working capital. The interest rate is at the bank index rate less 0.5% and is adjusted daily. Interest is calculated using a 360 day year. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only is due, with the principal balance due on maturity. As of December 31, 2013, the effective interest rate is 5.75%. The LOC is collateralized by all the business assets of ICS. As of the date of acquisition and through December 31, 2013, ICS had no amounts outstanding under this LOC.

Our obligations under our notes payable for the next five years and thereafter, as of December 31, 2013, are as follows:

Year ending December 31:

2014	$24,782
2015	25,659
2016	27,741
2017	29,380
2018	23,045
Thereafter	59,930
$190,537

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements
Note 7 - Income Taxes

The reconciliation of income taxes calculated at the statutory rates to our effective tax rate is as follows:

	December 31,
	2013	2012
Expected tax expense	$(1,635)	$165,146
State tax provision, net	(144)	14,572
Permanent differences	53,507	11,240
Stock-based compensation and other	(56,058)	(131,683)
Change in valuation allowance	—	(419,020)
Other, net	2,552	(31,733)

Total provision for taxes (deferred)	$(1,778)	$(391,478)

Deferred federal tax benefit for 2013 and 2012 was $1,678 and $389,737, respectively. Deferred state tax benefit for 2013 and 2012 was $100 and $1,741, respectively.

At December 31, 2013, we had a charitable contribution carry forward of approximately $15,500, which will expire between 2017 and 2018, and a business tax credit carry forward of $30,400, which will expire between 2030 and 2032.

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets as of December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
Deferred tax assets, current:
Net operating loss carryforwards	$130,820	$232,170
Accruals, stock based compensation and other	41,360	9,183
Other	18,004	1,591
Deferred tax assets, current	190,184	242,944

Deferred tax assets (liabilities), non-current:
Net operating loss carryforwards	566,456	371,097
Intangible assets related to acquisition of ICS & Validus	(92,156)	(106,270)
Property and equipment	(39,923)	(28,971)
Charitable contributions	15,517	19,972
Business tax credits	30,400	21,349
Deferred tax assets (liabilities), non-current	480,294	277,177

Net deferred tax assets	$670,478	$520,121

As of December 31, 2013, our net operating loss carryforwards for U.S. federal income tax purposes were approximately $1.9 million, and are subject to the following expiration schedule:

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

Net operating loss incurred:	Amount	Expiration dates:
December 31, 2006	$1,334,284	December 31, 2026
December 31, 2007	365,518	December 31, 2027
December 31, 2013	157,500	December 31, 2033
Total tax carryforwards	$1,857,802

Our unused net operating loss carryforwards may be applied against future taxable income.

Note 8 – Stock Buyback Plan

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market at the quoted market price on the date of repurchase. Repurchased shares under the Stock Buyback Plan by year are as follows:

	Number of Shares	Cost of Shares	Average Cost per Share

As of December 31, 2011	498,247	$109,014	$0.22
For the year ended December 31, 2012	15,000	12,280	$0.82
For the year ended December 31, 2013	33,450	29,555	$0.88
Total	546,697	$150,849	$0.28

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

Note 9 - Stock Option and Warrant Plans

2006 Equity Incentive Plan

The 2006 Equity Incentive Plan (the “Plan”) provides for the issuance of stock-based awards to employees, officers, directors and consultants. The Plan permits the granting of stock awards and stock options. The vesting of stock-based awards is generally subject to meeting certain performance based objectives, the passage of time or a combination of both, and continued employment through the vesting period. The Plan provides for the issuance of a maximum of 3,000,000 shares of our common stock, of which 389,000 shares were still available for issuance as of December 31, 2013.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

Stock Option Activity

During the years ended December 31, 2013 and 2012, the Company issued stock options as follows:

	2013	2012

Stock options granted	82,500 shares	100,000 shares
Expected life of options from date of grant	8 years	8 years
Risk free interest rate	.71% - 1.52%	2.26%
Expected volatility	199% - 202%	212.5%
Assumed dividend yield	0%	0%

Stock option activity during 2013 and 2012 is summarized as follows:

				Weighted Avg.
		Weighted Avg.	Weighted Avg.	Remaining
	Number of	Exercise Price	Fair Value	Contractual Life	Aggregate
	Options	per Share	per Share	(in years)	Intrinsic Value
Outstanding, January 1, 2012	1,321,000	$0.25	$0.07	2.83	$98,295
Granted	100,000	$1.15	$1.15	9.72
Exercised	(615,200)	$0.24	$0.04	0.48
Expired	—	$—	$—	—
Outstanding, December 31, 2012	805,800	$0.25	$0.24	3.85	$561,723
Granted	82,500	$1.16	$1.21	9.56
Exercised	(454,966)	$0.23	$0.05	0.11
Expired	(15,000)	$0.54	$0.54	7.74
Outstanding, December 31, 2013	418,334	$0.66	$0.24	7.49	$313,677
Exercisable, December 31, 2013	202,477	$0.45	$0.35	6.36	$560,443
Unvested, December 31, 2013	215,857		$0.88	8.56

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of our common stock on December 31, 2013 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2013.

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2013:

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

	Options Outstanding			Options Exercisable
		Average
		Remaining	Weighted Avg.		Weighted Avg.
	Number	Contractual Life	Exercise Price	Number	Exercise Price
	Outstanding	(in years)	per Share	Outstanding	per Share

Range of exercise prices per share:
$0.00 - $0.20	—	—	$—	—	$—
$0.21 - $0.30	203,334	7.25	$0.24	133,320	$0.24
$0.31 - $0.50	—	—	$—	—	$—
$0.51 - $0.80	37,500	1.17	$0.61	37,500	$0.61
$0.81 - $2.00	177,500	9.10	$1.15	31,657	$1.15
Total	418,334	7.49	$0.66	202,477	$0.45

Note 10 - Basic and Diluted Net Income (Loss) per Share

Basic income (loss) per share was computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following is a reconciliation of the share data used in the basic and diluted income per share computations:

	Year ended December 31,
	2013	2012
Basic:
Weighted average number of shares outstanding	21,893,794	20,943,966

Diluted:
Weighted average number of shares outstanding	21,893,794	20,943,966
Weighted average effects of dilutive securities	—	734,892
Total	21,893,794	21,678,858

Antidilutive securities	418,334	100,000

Note 11 - Related Party Transactions

In 2013 and 2012, we recorded total net revenue of approximately $11,100 and $12,500, respectively, from related parties. The related parties included a business owned by the father of Leann Saunders, our President, and a business owned by Pete Lapaseotes, a member of our Board of Directors.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

Note 12 – Commitments and Contingencies

Operating Leases

In June 2012, we amended the building lease for our headquarters in Castle Rock, Colorado. The lease is for a period of three years with an expiration date of June 15, 2015. In addition to the primary rent, the lease requires additional payments for operating costs and other common area maintenance costs.

In September 2013, as part of the Validus acquisition, Validus entered into a lease agreement for its office space with Praedium in which Validus is leasing office space. The lease is for a period of three years, expiring October 31, 2016, and requires rental payments of approximately $2,600 per month. There is no renewal feature. In addition to primary rent, the lease requires additional payments for operating costs and other common area maintenance costs.

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

Rent expense for the years ended December 31, 2013 and 2012, was approximately $91,500 and $103,500, respectively.

Future minimum lease payments for our headquarters are as follows:

2014	$105,192
2015	63,071
2016	27,598
2017	1,818
2018	303
Total lease commitments	$197,982

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

ICS leased certain office equipment under a capital lease with a base rent of $521 per month. The lease expired in April 2013. Included in property and equipment is $7,100 in asset cost. Imputed interest of 6.25% was used in determining the minimum lease payments.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

As of December 31, 2013, future minimum lease payments for capital leases are as follows:

Years Ending December 31,	Amount

2014	$4,860
2015	4,860
2016	4,860
2017	1,797
Future minimum lease payments	16,377
Less amount representing interest	(1,396)
Present value of net minimum lease payments	14,981
Less current portion	(4,173)
Capital lease obligations	$10,808

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

ICS was involved in a claim that is pending in the District Court of Lancaster County, Nebraska. The plaintiff in this claim alleged that ICS conspired with another party (collectively, the “Defendants”) to deny the plaintiff organic certification. The plaintiff was seeking damages (an amount up to approximately $7.5 million) from the alleged difference in value of his crops if they had been certified organic versus the value of the crops as conventional grains. In October 2013, a summary judgment was reached in favor of the Defendants and the court awarded ICS fees to cover a portion of attorney and other costs incurred to defend this case. The plaintiff had until October 30, 2013, to file an appeal with the court; however, no appeal was filed and the judgment was executed.

Employee Benefit Plan

On February 13, 2006, we established a 401(K) plan for the benefit of our employees. The Plan covers substantially all of our employees who have attained age 21. We may make a discretionary matching contribution in an amount that is determined by our Board of Directors. If a matching contribution is made, the amount cannot exceed the elective deferral contributions. For the years ended December 31, 2013 and 2012, we made matching contributions of approximately $17,800 and $19,000, respectively.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

Redeemable Noncontrolling Interest

Redeemable noncontrolling interest on our consolidated balance sheet represents the noncontrolling interest related to the Validus acquisition (see Note 3), in which Praedium, at its election, can require the Company to purchase its 40% investment in Valdius. Below reflects the activity of the redeemable noncontrolling interest as of and for the period September 16 – December 31, 2013.

Balance at acquistion date, September 16, 2013	$1,000,306
Net income attributable to noncontrolling interest for the period September 16 - December 31, 2013	18,090
Balance, December 31, 2013	$1,018,396

Note 13 – Supplemental Cash Flow Information

	Year to date ended December 31,
	2013	2012
Cash paid during the year:
Interest on Lapaseotes Notes - related party	$5,918	$10,333
Other interest	$11,533	$8,280
Income taxes	$—	$10,120

Non-cash investing and financing activities:
Unrealized gain on marketable securities	$—	$6,943
Assets acquired under capital lease obligations	$—	$22,258
Common stock issued in connection with ICS acquisition	$—	$77,778
Common stock issued in connection with Validus acquisition	$1,010,459	$—
Common stock issued in connection with Lapeseotes debt settlement	$214,686	$—

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

Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2013.

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

The names and ages of our directors and executive officers and their positions are as follows:

Name	Age	Position Held
John Saunders	42	CEO and Chairman of the Board
Leann Saunders	43	President and Director
Dannette Henning	44	Chief Financial Officer
Tom Heinen	58	Director
Pete Lapasotes	55	Director
Adam Larson	44	Director
Dr. Gary Smith	75	Director
Robert VanSchoick	63	Director

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

Tom Heinen has served as a director since mid- 2006. He is a co-president of Heinen’s Fine Food Stores (Heinen’s). Heinen’s specializes in offering the freshest, highest quality foods while providing world-class service in seventeen neighborhood locations serving various communities throughout Northeast Ohio. Since 1994, Mr. Heinen has managed the labor relations, central manufacturing, and the overall strategic direction for the meat, foodservice and bakery areas of Heinen’s. Mr. Heinen graduated from Bucknell University in 1977 with a B.S.B.A. in Business Management. He also serves as a board member of The Boys and Girls Club of Cleveland.

Pete Lapaseotes has served as a director since Setpember 2012. He co-manages the Lapaseotes family farm and feeding operations in Bridgeport, Nebraska. The business includes a cow calf operation, a grass cattle operation and a finish feed yard. Mr. Lapaseotes is also a partner in five John Deere dealerships and 11 The Mercantile Farm, Ranch & Home retail stores. He is a member of the board of directors of Valley Bank and Trust.

Adam Larson has served as a director since mid- 2006. He has been involved in the cattle feeding and ranching business since 1991. During that period, he has been a member and manager of eight family organizations involved in cattle ranching and cattle feeding and is primarily involved in cattle financing. Mr. Larson is a graduate of the University of Colorado.

Dr. Gary Smith has served as a director since mid- 2006. He serves as a University Distinguished Professor Emeritus at Colorado State University-Fort Collins and on the Graduate Faculty of Texas A&M University-College Station. In 2011, Dr. Smith retired from his position as a professor in the Department of Animal Science at Colorado State University, a position he held since 1990. Dr. Smith received his PhD in Meat Science and Muscle Biology from Texas A&M University. Dr. Smith has also taught at Washington State University, Texas A&M University and FSIS-USDA National Meat Inspection Training Center. Dr. Smith is a member of multiple professional associations and societies and has received numerous academic awards.

Robert Van Schoick II has served as a director since mid- 2006. He is president of Med-Pharmex Animal Health. His previous experience includes 28 years in sales and marketing with pharmaceutical giant Merck & Co., where he served for nine years with Merial, Merck’s world leading animal health joint venture. He holds BA and MA degrees from Austin College and a BS in Animal Science from Texas A&M.

Family Relationships

John Saunders and Leann Saunders are husband and wife.

Board Structure

The board of directors held one formal meeting and one telephonic meeting during calendar year 2013. We currently have no nominating, executive, compensation committee or other board committee performing equivalent functions. Currently, all members of our board of directors participate in discussions concerning executive officer compensation; however, Mr. and Mrs. Saunders abstain from voting concerning their compensation. Messrs. Lapaseotes, Larson, Smith and Van Schoick function as the Audit Committee and Mr. Larson acts as a financial expert.

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

ITEM 11.              EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth, for the last two completed fiscal years ended December 31, 2013 and 2012, the cash compensation paid by the Company, as well as certain other compensation paid with respect to those years and months, to the Chief Executive Officer and to each of the two other executive officers of the Company in all capacities in which they served:

	Annual Compensation
Name and Position	Year	Salary ($)	Bonus ($)	Other ($)(1)	Total
John Saunders	2013	131,364	—	6,150	137,514
CEO	2012	150,000	1,500	—	151,500

Leann Saunders	2013	140,250	—	6,150	146,400
President	2012	132,788	1,500	—	134,288

Dannette Henning	2013	54,442	500	16,500	71,442
Chief Financial Officer	2012	53,058	1,500	5,750	60,308

(1) Amounts in this column represent the aggregate grant date fair value of stock options in the reported year, determined in accordance with ASC Topic 718. For a discussion of the assumptions used in calculating grant date fair value, see Note 9 to our audited financial statements.

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

Outstanding Options Awards at Fiscal Year – End

The following table sets forth the total number of securities underlying unexercised options held by our named executive officers as of December 31, 2013:

					Value of Outstanding in-the-
	Number of Outstanding Options				Money Options*
		Unexercisable		Expiration		Unexercisable
Name Executive Officer	Exercisable (#)	(#)	Exercise Price	Date	Exercisable ($)	($)
John Saunders	6,666	3,334	$0.24	4/1/2021	$19,665	$9,835
	—	5,000	$1.23	9/9/2023	$—	$14,750

Leann Saunders	6,666	3,334	$0.24	4/1/2021	$19,665	$9,835
	—	5,000	$1.23	9/9/2023	$—	$14,750

Dannette Henning	6,666	3,334	$0.24	4/1/2021	$19,665	$9,835
	1,666	3,334	$1.15	9/18/2022	$4,915	$9,835
	—	15,000	$1.10	5/30/2023	$—	$44,250
	—	3,000	$1.85	1/15/2024	$—	$8,850

* Based on the closing stock price of our common stock on February 17, 2014 of $2.95 per share.

Option Exercises in the Last Fiscal Year

	Option Awards
	Number of Shares
	acquired upon Exercise	Value Realized on
Name Executive Officer	(#)	Exercise ($)
Dannette Henning	50,000	56,500

Director Compensation

We presently compensate all directors by paying them $500 per meeting attending in person and $200 per telephonic meeting in excess of fifteen minutes. The same compensation applies for any committee meetings attended. In addition, directors are reimbursed for all company travel related expenses. Equity awards of options to purchase 5,000 shares of our common stock at $1.15 per share were granted to members of our board of directors during the year ended December 31, 2012. Equity awards of options to purchase 5,000 shares of our common stock at $1.23 per share were granted to members of our board of directors during the year ended December 31, 2013.

	Fees
	Earned or	Option
	Paid in	Awards
Name and Position	Cash	($)(1)	Total
Tom Heinen	1,000	6,150	7,150
Pete Lapasotes	1,000	6,150	7,150
Adam Larson	1,000	6,150	7,150
Dr. Gary Smith	1,000	6,150	7,150
Robert VanSchoick	1,000	6,150	7,150

(1) Amounts in this column represent the aggregate grant date fair value of stock options granted in the reported year, determined in accordance with ASC Topic 718. For a discussion of the assumptions used in calculating grant date fair value, see Note 9 to our audited financial statements

ITEM 12.              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth as of February 18, 2014 the record and beneficial ownership of Common Stock held by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company; (ii) each current director; (iii) each “named executive officer” (as defined in Regulation S-B, Item 402 under the Securities Act of 1933); and (iv) all executive officers and directors of the Company as a group. Securities reported as “beneficially owned” include those for which the named persons may exercise voting power or investment power, alone or with others. Voting power and investment power are not shared with others unless so stated. The number and percent of shares of Common Stock of the Company beneficially owned by each such person as of February 18, 2013 includes the number of shares, which such person has the right to acquire within sixty (60) days after such date.

Name and Address	Number of Shares		Percentage Ownership
Michael D. Smith	2,562,896	(1)	11.1%
3310 I-40 West, Suite 100, Amarillo, TX 79102
Yorkmont Capital Partners, LP and its affliates	1,230,569	(7)	5.3%
2313 Lake Austin Blvd, Suite 202, Austin, TX 78703

John and Leann Saunders	7,454,643	(2), (3), (4)	32.2%
Tom Heinen	103,333	(2), (5)	*
Pete Lapaseotes	773,348	(2), (6)	3.3%
Adam Larson	206,666	(2), (6)	*
Dr. Gary Smith	71,666	(2), (6)	*
Robert VanSchoick	21,666	(2), (6)	*
Dannette Henning	61,666	(2), (6)	*
All officers and directors as a group (7 persons)	8,692,988		37.6%
* Less than 1% beneficial ownership

(1)
This table is based upon information obtained from our stock records. Unless otherwise indicated in the footnotes to the above table and subject to community property laws where applicable, we believe that each stockholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned

(2)	The address for all persons is 221 Wilcox, Suite A, Castle Rock, CO 80104
(3)	John and Leann Saunders are husband and wife and own the shares as joint tenants.
(4)	Includes options to purchase 20,000 shares of common stock which are currently exercisable.
(5)	Includes options to purchase 3,333 shares of common stock which are currently exercisable.
(6)	Includes options to purchase 11,666 shares of common stock which are currently exercisable.
(7)
Based on Statement 13G filed with the SEC on February 7, 2014. The Statement was filed jointly by Yorkmont Capital Partners, LP; Yorkmont Capital Management, LLC, which is the general partner of Yorkmont Capital Partners, LP.

Change of Control

There are currently no arrangements that would result in a change of control of the company.

Equity Compensation Plan Information

The following table sets forth securities authorized for issuance under our equity compensation plans as of December 31, 2013:

Plan Category	No. of securities to be issued upon exercise of outstanding options and warrants	Weighted average exercise price of outstanding options and warrants	No. of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders:
2006 Equity Incentive Plan	418,334	$0.66	389,000
Equity compensation plans not approved by security holders:	—		—
Total	418,334		389,000

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

John Saunders, our CEO and Chairman of the Board, is married to Leann Saunders, our President. Both Mr. and Mrs. Saunders serve on our Board of Directors.

In 2013 and 2012, we recorded revenue of approximately $11,100 and $12,500, respectively, from related parties. The related parties included a business owned by the father of Leann Saunders, our President, and a business owned by Pete Lapaseotes, a member of our Board of Directors.

In September 2007, we obtained $300,000 in unsecured debt financing. In April 2009, an additional $50,000 was obtained under the same financing terms. The notes were held by a major shareholder who is related to Mr. Lapaseotes, a member of our Board of Directors. The debt was settled during 2013. See Note 8 to the consolidated financial statements for discussion on terms of settlement.

Messrs. Heinen, Larson, Smith and Van Schoick are considered independent directors. Mr. Lapaseotes, Mr. Saunders and Mrs. Saunders are not independent. Messrs. Lapaseotes, Larson, Smith and Van Schoick function as the Audit Committee and Mr. Larson acts as a financial expert.

ITEM 14.              PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The following table presents fees for professional audit services rendered by GHP Horwath, P.C. for the audits of the Company’s annual financial statements for the years ended December 31, 2013 and 2012.

	2013	2012

Audit fees (1)	$54,000	$48,000
Audit related fees (2)	7,500	—
Tax fees	—	—
	$61,500	$48,000

(1)
Includes fees and expenses related to the fiscal year audit and interim reviews, notwithstanding when the fees and expenses were billed or when the services were rendered. Audit fees also include fees and expenses related to SEC filings.

(2)	Represents audit fees incurred specific to the acquisition of Validus.

ITEM 15.              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Document Name
2.1

Asset Purchase and Contribution Agreement, dated as of September 16, 2013 by and among Praedium Ventures, LLC; the Members of Praedium Ventures LLC; Where Food Comes From, Inc. and Validus Verification Services, LLC

Incorpoarted by reference to Exhibit 2.1 of the Registrant's current report on Form 8-K filed September 19, 2013
3.1	Articles of Incorporation	Incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form SB-2 filed April 28, 2006.
3.2	Articles of Amendment	Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed December 15, 2012.
3.3	By-laws of the Registrant	Incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form SB-2 filed April 28, 2006.
4.1	Form of the Registrant's Common Stock Certificate	Incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form SB-2/A filed June 22, 2006.
4.2	2005 Stock Option Plan	Inco+E16rporated by reference to Exhibit 4.2 of the Registrant’s Registration Statement on Form SB-2 filed April 28, 2006.
4.3	2006 Equity Incentive Plan	Incorporated by reference to Exhibit 4.3 of the Registrant’s Registration Statement on Form SB-2 filed April 28, 2006.
10.1	Lease dated July 15, 2005 for offices in Platte City, Missouri	Incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form SB-2 filed April 28, 2006.
10.2	Employment Agreement dated January 1, 2006 between the Registrant and John K. Saunders	Incorporated by reference to Exhibit 10.0 of the Registrant’s Registration Statement on Form SB-2 filed April 28, 2006.
10.3	Employment Agreement dated January 1, 2006 between the Registrant and Leann Saunders	Incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form SB-2 filed April 28, 2006.
10.4	Lease agreement effective April 15, 2006 for offices in Castle Rock, Colorado	Incorporated by reference to Exhibit 10.11 of the Registrant's Registration Statement on Form SB-2/A filed August 3, 2006.
10.5	Purchase and Exchange Agreement, dated as of February 29, 2012, by and among Integrated Management Information, Inc. and International Certification Services, Inc.	Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed March 2, 2012
10.6	Shareholders’ Agreement, dated as of February 29, 2012, by and among Integrated Management Information, Inc. and International Certification Services, Inc. and the selling shareholders.	Incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed March 2, 2012
10.7	Amended and Restated Operating Agreement of Validus Verification Services LLC, dated as of September 16, 2013	Incorporated by reference to Exhibit 2.2 of the Registrant’s current report on Form 8-K filed September 19, 2013
10.8	Employment Agreement, effective September 16, 2013, by and between Validus Verification Services LLC and Earl Dotson	Incorporated by reference to Exhibit 2.3 of the Registrant’s current report on Form 8-K filed September 19, 2013
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
67

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 4, 2014	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John K. Saunders	Chairman and CEO	March 4, 2014
John K. Saunders	(Principal executive officer)
/s/ Leann Saunders	President and Director	March 4, 2014
Leann Saunders
/s/ Dannette Henning	Chief Financial Officer	March 4, 2014
Dannette Henning	(Principal financial and accounting officer)
/s/ Tom Heinen	Director	March 4, 2014
Tom Heinen
/s/ Pete Lapaseotes	Director	March 4, 2014
Pete Lapaseotes
/s/ Adam Larson	Director	March 4, 2014
Adam Larson
/s/ Dr. Gary Smith	Director	March 4, 2014
Dr. Gary Smith
/s/ Robert VanSchoick	Director	March 4, 2014
Robert VanSchoick

