Form 10-Q
period 2014-03-31
Where Food Comes From, Inc.
filed 2014-05-05
CIK 1360565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

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

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of April 23, 2014, was 22,693,452.

Where Food Comes From, Inc.

Table of Contents

March 31, 2014

Where Food Comes From, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2014	December 31, 2013

Assets	(unaudited)
Current assets:
Cash and cash equivalents	$876,601	$1,067,537
Accounts receivable, net of $22,004 and $20,667 of allowance	570,680	683,800
Prepaid expenses and other current assets	123,108	143,576
Deferred tax assets	190,184	190,184
Total current assets	1,760,573	2,085,097
Property and equipment, net	244,671	253,206
Intangible and other assets, net	1,751,074	1,716,115
Goodwill	1,279,762	1,279,762
Long-term deferred tax assets	558,662	480,294
Total assets	$5,594,742	$5,814,474

Liabilities and Equity
Current liabilities:
Accounts payable	$285,399	$277,633
Accrued expenses and other current liabilities	47,385	56,091
Customer deposits	53,686	39,134
Deferred revenue	290,280	149,660
Short-term debt and current portion of notes payable	25,132	24,782
Current portion of capital lease obligations	4,228	4,173
Total current liabilities	706,110	551,473
Capital lease obligations, net of current portion	9,730	10,808
Notes payable and other long-term debt, net of current portion	159,302	165,755
Total liabilities	875,142	728,036

Commitments and contingencies

Contingently redeemable non-controlling interest	942,222	1,018,396

Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 23,240,149 (2014) and 23,233,483 (2013) shares issued, and 22,693,452 (2014) and 22,686,786 (2013) shares outstanding	23,240	23,233
Additional paid-in-capital	5,359,715	5,216,327
Treasury stock of 546,697 shares	(150,849)	(150,849)
Accumulated deficit	(1,454,728)	(1,321,100)
Total Where Food Comes From, Inc. equity	3,777,378	3,767,611
Non-controlling interest	—	300,431
Total equity	3,777,378	4,068,042
Total liabilities and equity	$5,594,742	$5,814,474

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.

Condensed Consolidated Statements of Loss

(Unaudited)

	Quarter ended
	March 31,	March 31,
	2014	2013
Revenues:
Service revenues	$1,205,173		$853,606
Product sales	135,420		129,009
Other revenue	35,833		42,888
Total revenues	1,376,426		1,025,503

Costs of revenues:
Labor and other costs of services	717,171		405,792
Costs of products	101,709		85,889
Total costs of revenues	818,880		491,681

Gross profit	557,546		533,822
Selling, general and administrative expenses	831,154		625,515

Loss from operations	(273,608)		(91,693)
Other expense (income):
Interest expense	2,823		6,779
Other income, net	(778)		(447)

Loss before income taxes	(275,653)		(98,025)
Income tax benefit	(78,368)		(34,288)
Net loss	(197,285)		(63,737)
Net loss attributable to non-controlling interests	63,657		5,354
Net loss attributable to Where Food Comes From, Inc.	$(133,628)		$(58,383)

Net loss per share:
Basic	$(0.01)	$	*
Diluted	$(0.01)	$	*

Weighted average number of common shares outstanding:
Basic	22,692,859		21,439,355
Diluted	22,692,859		21,439,355

* less than a penny ($0.01) per share

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Quarter ended March 31,
	2014	2013

Net cash provided by operating activities	$89,098	$83,455

Investing activities:
Acquisition of International Certification Services, Inc., remaining interest	(195,926)	—
Purchase of other intangible assets	(65,000)	—
Purchases of property and equipment	(13,582)	(4,520)
Net cash used in investing activities	(274,508)	(4,520)

Financing activities:
Repayments of notes payable	(6,103)	(5,769)
Repayments of capital lease obligations	(1,023)	(2,517)
Proceeds from stock option exercise	1,600	31,500
Net cash (used in) provided by financing activities	(5,526)	23,214
Net change in cash and cash equivalents	(190,936)	102,149
Cash and cash equivalents at beginning of period	1,067,537	1,403,489
Cash and cash equivalents at end of period	$876,601	$1,505,638

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.

Condensed Consolidated Statement of Equity

Quarter ended March 31, 2014

(Unaudited)

	Where Food Comes From, Inc.
	Common Stock		Additional Paid-in	Treasury	Accumulated	Non-controlling
	Shares	Amount	Capital	Stock	Deficit	Interest	Total
Balance at December 31, 2013	22,686,786	$23,233	$5,216,327	$(150,849)	$(1,321,100)	$300,431	$4,068,042
Stock-based compensation expense	—	—	24,773	—	—	—	24,773
Issuance of common shares upon exercise of options	6,666	7	1,593	—	—	—	1,600
Acquisition of non-controlling interest of ICS	—	—	117,022	—	—	(312,948)	(195,926)
Net (loss) income	—	—	—	—	(133,628)	12,517	(121,111)
Balance at March 31, 2014	22,693,452	$23,240	$5,359,715	$(150,849)	$(1,454,728)	$—	$3,777,378

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

On February 29, 2012, we completed an acquisition of a 60% ownership investment in a North Dakota company, International Certification Services, Inc. (“ICS”). On March 1, 2014, the Company exercised its call option to purchase the remaining 40% interest of the stock of ICS (Note 2).

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

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2013, included in our Form 10-K filed on March 4, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the first quarter ended March 31, 2014 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

Because Praedium, at its option, can require the Company to purchase its 40% interest in Validus, the Validus noncontrolling interest meets the definition of a contingently redeemable non-controlling interest (Note 11).

The following unaudited pro forma information presents the results of operations for the three months ended March 31, 2013, as if the acquisition of Validus had occurred on January 1, 2013:

Total revenue	$1,293,773
Net loss	$(158,856)
Basic and diluted loss per share	$(0.01)

ICS Acquisition

On February 29, 2012, we entered into a Purchase and Exchange Agreement (the “Purchase Agreement”), by and among the Company and ICS, and other shareholders as individually named in the Agreement (collectively the “Sellers”).

On March 1, 2014, the Company exercised its call option to purchase the remaining 40% interest of the stock of ICS in exchange for cash consideration of approximately $196,000, pursuant to the Purchase Agreement, dated February 29, 2012. The carrying amount of the non-controlling interest was adjusted to $0 to reflect the change in the Company’s ownership interest up to 100%. The difference between the fair value of the consideration paid and the carrying value of the non-controlling interest on the date of the transaction was adjusted to equity.

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

The following schedule is a reconciliation of the share data used in the basic and diluted net income (loss) per share computations:

	Quarter ended
	March 31,	March 31,
	2014	2013
Basic:
Weighted average shares outstanding	22,692,859	21,439,355

Diluted:
Weighted average shares outstanding	22,692,859	21,439,355
Weighted average effects of dilutive securities	—	—
Total	22,692,859	21,439,355

Antidilutive securities:	195,811	665,800

The effect of the inclusion of the antidilutive shares would have resulted in a decrease in loss per share during the quarters ended March 31, 2014 and 2013. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Note 4 – Intangible Assets

The following table summarizes our intangible assets:

	March 31,	December 31,	Estimated
	2014	2013	useful life

Intangible assets subject to amortization:
Tradenames/ Trademarks	$64,307	$64,307	2.5 - 8.0 years
Accreditations	88,663	88,663	5.0 years
Customer Relationships	1,150,300	1,085,300	8.0 - 15.0 years
Beneficial Lease Arrangement	120,200	120,200	11.0 years
	1,423,470	1,358,470
Less accumulated amortization	137,396	107,355
	1,286,074	1,251,115
Tradenames/ trademarks (not subject to amortization)	465,000	465,000	indefinite
	$1,751,074	$1,716,115

Where Food Comes From, Inc.

Notes to the Condensed Consolidated Financial Statements

On February 28, 2014, we acquired customer relationships from a third party for $65,000 cash. This asset is being amortized from the date of acquisition on a straight-line basis over 8 years.

Note 5 - Stock-Based Compensation

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

For the quarter ended March 31, 2014, options to purchase 25,000 shares of common stock were granted to employees. These options vest over three years and have a ten year term\. No options were granted during the first quarter ended March 31, 2013. Stock-based compensation expense for the first quarters ended March 31, 2014 and 2013 was $24,773 and $13,208, respectively. Stock-based compensation expense has been included in general and administrative expenses.

Note 6 - Stock Option Plan Activity

Stock option activity under our Plans is summarized as follows:

	Number of Options/Warrants	Weighted Avg. Exercise Price per Share	Weighted Avg. Fair Value per Share	Weighted Avg. Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding, December 31, 2013	418,334	$0.66	$0.24	7.49	$560,443
Granted	25,000	$1.85	$1.85	9.80
Exercised	(6,666)	$0.24	$1.85	7.01
Canceled	—	$—	$—	—
Outstanding, March 31, 2014	436,668	$0.73	$0.70	7.40	$683,461
Exercisable, March 31, 2014	195,811	$0.46	$0.35	6.08	$360,688

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on March 31, 2014 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on March 31, 2014.

Where Food Comes From, Inc.

Notes to the Condensed Consolidated Financial Statements

		Weighted Avg
	Number of	Grant Date
	Options	Fair Value
Non-vested options outstanding at beginning of period	215,857	$0.88
Granted	25,000	$1.85
Vested	—	$—
Forfeited	—	$—
Non-vested options outstanding at end of period	240,857	$0.96

Unrecognized compensation expense at March 31, 2014, was approximately $194,000.

Note 7 - Stock Buyback Plan

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market. Since our January 2008 announcement, we have repurchased 546,697 shares under the Stock Buyback Plan for a total cost of $150, 849.

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

Note 8 – Income Taxes

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

Where Food Comes From, Inc.

Notes to the Condensed Consolidated Financial Statements

The provision (benefit) for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the first quarters ended March 31, 2014 and 2013, we recorded an income tax benefit of $78,368 and $34,288, respectively. The difference between the expected tax benefit and the effective tax benefit is due to the tax effects of the 40% non-controlling interest in Validus, as an LLC, passing to the non controlling interest holders.

Note 9 - Notes Payable

Notes payable consist of the following:

	March 31,	December 31,
	2014	2013

Equipment Note Payable	$29,000	$30,729
Great Western Bank SBA Loan	155,434	159,808
	184,434	190,537
Less current portion of notes payable and other long-term debt	25,132	24,782
Notes payable and other long-term debt	$159,302	$165,755

Equipment Note Payable

In December 2012, we entered into a note payable of $37,407 for the purchase of a vehicle. Interest and principal payments are due in equal monthly installments of $715 over five years beginning January 2013. This note bears an interest rate of 5.5% per annum and is collateralized by the vehicle.

Great Western Bank SBA Loan

On April 22, 2011, we entered into a U.S. Small Business Administration (“SBA”) Note with Great Western Bank. This note, which matures on May 1, 2021, provides for $200,000 in additional working capital. The interest rate is at prime plus 2.5% and is adjusted quarterly. Principal and interest are payable monthly. As of March 31, 2014, the effective interest rate is 5.75%. The note can be prepaid without penalties and contains certain customary affirmative and negative covenants.

The loan agreement is collateralized by the accounts receivable, property and equipment, and intangible assets of the Company. The note is further guaranteed by John and Leann Saunders, significant shareholders, officers and members of the Company’s Board of Directors, with a security interest in 3,000,000 shares of the Company’s common stock, which are personally owned by the Saunders.

ICS Revolving Line of Credit

ICS has a revolving line of credit (LOC) agreement which was renewed on April 1, 2014 and matures April 1, 2017. The LOC provides for $70,050 in working capital. The interest rate is at the New York prime rate plus 2.250% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. As of March 31, 2014, the effective interest rate was 6.25%. The LOC is collateralized by all the business assets of ICS. As of March 31, 2014, ICS had no amounts outstanding under this LOC.

Where Food Comes From, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 10 - Commitments and Contingencies

Operating Leases

We lease the building for our headquarters in Castle Rock, Colorado. The lease is for a period of three years with an expiration date of June 15, 2015. In addition to the primary rent, the lease requires additional payments for operating costs and other common area maintenance costs.

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

As of March 31, 2014, future minimum lease payments are as follows:

2014 (remaining nine months)	$79,007
2015	63,071
2016	27,598
2017	1,818
2018	303
Total lease commitments	$171,797

Sub-lease Agreement

ICS sub-leases approximately 300 square feet of space located within its corporate office to a third party on a month-to-month basis. Monthly rent of $302 includes utilities and other common area maintenance. The sub-lease agreement provides for 30 days’ notice to terminate the agreement.

Capital Leases

We lease certain office equipment under a capital lease with a base rent of $405 per month. This 63-month lease expires April 2017. Approximately $22,300 in asset cost has been included in property and equipment and is being amortized over 63 months. Imputed interest of 5.25% was used in determining the minimum lease payments.

Where Food Comes From, Inc.

Notes to the Condensed Consolidated Financial Statements

As of March 31, 2014, future minimum lease payments for capital leases are as follows:

2014 (remaining nine months)	$3,645
2015	4,860
2016	4,860
2017	1,797
Future minimum lease payments	15,162
Less amount representing interest	(1,204)
Present value of net minimum lease payments	13,958
Less current portion	(4,228)
Capital lease obligations	$9,730

Legal proceedings

From time to time, we may become involved in various legal actions, administrative proceedings and claims in the ordinary course of business. We generally record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable. We are not aware of any legal actions currently pending against us.

Note 11 – Contingently Redeemable Noncontrolling Interest

Contingently redeemable noncontrolling interest on our condensed consolidated balance sheet represents the noncontrolling interest related to the Validus acquisition, in which the noncontrolling interest, at its election, can require the Company to purchase its 40% investment in Validus. Below is a table reflecting the activity of the contingently redeemable noncontrolling interest at March 31, 2014:

Balance, December 31, 2013	$1,018,396
Net loss for quarter ended March 31, 2014	(76,174)
Balance, March 31, 2014	$942,222

The contingently redeemable noncontrolling interest is adjusted to the greater of the carrying value or redemption value as of each period end.

Note 12 – Supplemental Cash Flow Information

	Quarter ended March 31,
	2014	2013
Cash paid during the year:
Interest on Lapaseotes Notes - related party	$—	$5,918
Other interest	$2,631	$3,152
Income taxes	$—	$—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This information should be read in conjunction with the condensed consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Form 10−K for the fiscal year ended December 31, 2013. The following discussion and analysis includes historical and certain forward−looking information that should be read together with the accompanying condensed consolidated financial statements, related footnotes and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward−looking statements.

Business Overview

Where Food Comes From, Inc. is a leading provider of verification and communication solutions for the agriculture, livestock and food industry. We provide our owned and operated online products and services which specialize in identification and traceability, process/production-practice/supply verification, document control for the United States Department of Agriculture (“USDA”) and other verification programs and third party auditing services. Our services ensure compliance with governmental and private standards by providing transparency and value in food products for both producers and consumers world-wide.

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

Acquisition of Validus Verification Services LLC

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

We believe that Validus is the leading dairy, pork and poultry certifier in the United States and represents an opportunity to extend the range of our existing programs and establish our capabilities in other major food groups. As a result of this acquisition, we believe we are now positioned to offer our customers new solutions across the verification and certification spectrum. We also believe it provides diversification for our company, enables us to better serve our customers, and provides another avenue for our WFCF program.

Current Marketplace Opportunities

We believe the following marketplace opportunities will drive our business forward effectively increasing consumer demand for third party verification services:

•	U.S. beef has been largely absent from the EU for the past 20+ years due to an EU ban on hormone-treated meat and meat products. In late 2009, the EU announced an annual duty-free quota of 20,000 metric tons for high-quality beef from cattle not treated with growth hormones (“NHTC”). In March 2012, the EU expanded the annual duty-free quota from 20,000 metric tons to 48,200 metric tons. In October 2013, the U.S. signed a two-year extension to the existing trade agreement with the European Union regarding zero-tariffs for beef from non-hormone treated cattle, which means that demand for NHTC will continue. NHTC requires third party verification, but with duty-free access lowering the cost of doing business in Europe, we believe that it offers significantly more potential for third party NHTC verification services and our product line, High Quality Beef verification services.

•	One-fourth of the world’s beef and nearly one-fifth of the world’s grain, milk and eggs are produced in the United States. With increased consumer consciousness, Americans are demanding to know where their food comes from and how they can support development of local and regional food systems. We believe that as consumers become better educated they will have more confidence in their food purchase decisions. As of early 2014, we have a major retailer, a very well-known restaurant, five major meat packers and a food service distributor utilizing the Where Food Comes From® label. Consumer demand continues to promote growth of our “Where Food Comes From®” labeling program.

•	According to the Organic Monitor, the worldwide market for certified organic products was estimated at $59.4 billion in 2010. The U.S. market was estimated at $28.5 billion in 2010 and is expected to reach $42.5 billion by 2015. Increasing consumer demand for healthy, better-for-you products produced with sustainable agricultural practices is driving growth in the organic market. Additionally, specialty food-store chains, conventional grocery store chains and big box retailers are allocating more shelf space to organic products in order to meet the growing demand. Our acquisition of ICS in February 2012 created a strategic transaction offering major participants in the food and agriculture industries a comprehensive range of verification services for the major food groups through a single platform.

•	In January 2013, the Food Safety Modernization Act (FSMA) issued two major proposed rules regarding preventive controls in human food and produce safety. The most anticipated element of FSMA was the requirement that all Food and Drug Administration (FDA) regulated food companies develop and implement written food safety plans. The proposed rule on preventive controls for human food (i.e., requiring written food safety plans) would apply to all facilities that manufacture, process, pack or hold human food. The rules for animal food controls call on the industry to enact many of the practices that are required of producers and processers of human food. Most notably is the requirement for conducting a Hazard Analysis, establishing controls for identified hazards and enacting monitoring, verification and record keeping protocols. To many, this brings to mind a Hazard Analysis and Critical Control Point or HACCP Plan. As a result of our acquisition of Validus auditing business in September 2013, we believe we are now positioned to offer our customers new solutions across the verification and certification spectrum, especially in the realm of animal food and HACCP Plans.

•	In March 2013, the USDA mandated the Animal Disease Traceability Rule primarily covering cattle 18 months of age or less. This ruling solidified the need for beef producers to participate in a national animal identification program. In December 2013, the USDA announced a final rule establishing general regulations for improving the traceability of U.S. livestock moving interstate. Under the final rule, unless specifically exempted, livestock moved interstate would have to be officially identified and accompanied by an interstate certificate of veterinary inspection or other documentation, such as owner-shipper statements or brand certificates. This ruling solidifies the need for beef producers to participate in a national animal identification program. This presents a significant opportunity for our business. As a result, we have been participating in an industry-led coalition to offer private industry solutions for this ruling.

•	In July 2013, the FDA issued rules on importer foreign supplier verification and accreditation of third-party auditors. The first rule establishes the Foreign Supplier Verification Program (FSVP), which requires importers of food to analyze any hazards related to the imported food. If hazards exist, the importer must verify that the hazards are controlled through a third party audit. The second rule establishes an accreditation program for third party certification bodies to conduct food safety audits of foreign facilities. The accredited third parties will verify the safety of imports with FDA oversight. These new rules will help to ensure that imported foods meet the same safety standards that domestic foods do. Food safety is extremely important to all of us. It seems that the timing of our acquisition of the Validus auditing business in September 2013 couldn’t be better. Validus is in the final stages of receiving the ISO 65 accreditation to provide Safe Quality Food certifications to specific segments of the food industry.

•	In October 2013, the FDA released its proposed rules for preventative controls for animal food. The rules take animal feed and pet food regulation a step closer to human food regulations. Over the past few years food related illness were not unique to humans with listeria or salmonella outbreaks. At the same time, there were issues with arsenic in dog food, and most recently death from jerky treats. It has made the FSMA proposed rules much more recognizably important. We believe that in connection with the acquisition of the Validus auditing business in September 2013, we are in a dominant market position. Validus provides audits and assessments to producers in order to verify responsible animal welfare, environmental, on-farm security, and worker care production practices. Additionally, Validus owns the Facility Certification Institute and their extensive work and wide range of experience in the animal feed and pet food arena is well recognized.

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

In February 2014, in order to prevent the spread of PEDv, the USDA published a request that pig farmers submit accurate on farm inventory, birth, and death rates in an effort to minimize persons sent to farms to collect data. The impact of this news significantly delayed the number of onsite pork verifications scheduled in first quarter 2014. We also believe in light of this information that the number of onsite pork verifications may continue to be delayed through second quarter 2014, and possibly continuing through the remainder of 2014.

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

Liquidity and Capital Resources

At March 31, 2014, we had cash and cash equivalents of $876,601 compared to $1,067,537 of cash and cash equivalents at December 31, 2013. Our working capital at March 31, 2014 was $1,054,463 compared to $1,533,624 at December 31, 2013.

Net cash provided by operating activities for the quarter ended March 31, 2014 was approximately $89,100 compared to net cash provided of approximately $83,500 during the same period in 2013. Net cash provided by operating activities is driven by our net income (loss) and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock based compensation expense and deferred taxes.

Net cash used in investing activities for the quarter ended March 31, 2014 was approximately $274,500 compared to approximately $4,500 used in the 2013 period. Net cash used in the first quarter of 2014 was primarily attributable to the acquisition of the remaining 40% interest in ICS in which we paid $195,900 in cash as well as acquiring certain intangible assets of Global Animal Management, Inc. for cash of $65,000. Net cash used in the 2013 period was directly related to purchases of property and equipment.

Net cash used in financing activities for the year to date period ended March 31, 2014 was approximately $5,500 compared to cash provided of $23,200 in the 2013 period. Net cash used in the first quarter of 2014 was due to repayments of debt and lease obligations of approximately $7,100 offset slightly by $1,600 in proceeds from stock option exercises. Net cash provided in the 2013 period was due to proceeds from stock option exercises of $31,500 offset by repayments of debt and lease obligations of approximately $8,300.

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

ICS has a revolving line of credit (LOC) agreement which was renewed on April 1, 2014 and matures April 1, 2017. The LOC provides for $70,050 in working capital. The interest rate is at the New York prime rate plus 2.250% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. The LOC is collateralized by all the business assets of ICS.

Off Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Both the ICS and Validus acquisitions (as further described in Note 2 to the financial statements) have been accounted for using the acquisition method of accounting and accordingly, results are included in the following discussion from the date of acquisition.

First quarter ended March 31, 2014 compared to the Same Period in Fiscal Year 2013

Revenues

Total revenues for the first quarter ended March 31, 2014 increased 34.2% compared to the same period in 2013.

Service revenues include sales of our USVerified solutions and related consulting, program development and web-based development services. Service revenues of approximately $1,205,200 for the first quarter ended March 31, 2014 increased approximately $351,600, or 41.2% compared to the same period in 2013. Overall, the increase is due to both an increase in new verification customers, as well as the inclusion of a full quarter of Validus operations in 2014.

Product sales represent sales of cattle identification ear tags. Product sales of approximately $135,400 for the first quarter ended March 31, 2014 slightly increased approximately $6,400, or 5.0%, compared to the same period in 2013.

Other revenue primarily represents the fees earned from our WFCF labeling program. Other revenue of approximately $35,800 for the first quarter ended March 31, 2014, decreased $7,100 or 16.4% compared to the same period in 2013. This revenue source is still in its infancy and we anticipate growth in the future as more and more food producers continue to show interest in this product offering.

Cost of Revenues and Gross Margin

Cost of revenues for the first quarter ended March 31, 2014 was approximately $818,900 compared to approximately $491,700 during the first quarter 2013. Gross margin for the first quarter 2014 decreased to 40.1% of revenues compared to 52.1% for the first quarter 2013. Overall the increase in costs are due to seasonality and the inclusion of a full quarter of Validus operations in 2014.

Our margins are impacted by various costs such as cost of products, salaries and benefits, insurance, and taxes. Because certain elements of our cost of revenues are fixed in nature, incremental sales positively impact our margins. Conversely, our gross margins for first quarter 2014 declined compared to 2013, predominately due to the absorption of certain fixed costs incurred by Validus, whose onsite pork verification revenue was delayed due to PEDv. We believe that the number of onsite pork verifications will continue to be delayed through second quarter 2014, and possibly continuing through the remainder of 2014, thereby decreasing our gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter 2014 were approximately $831,100, an increase of $205,600, or 32.9% over the first quarter 2013. Overall, the increase in our selling, general and administrative expenses is due to the inclusion of a full quarter of Validus operations in 2014.

Income Tax Benefit/Expense

The provision (benefit) for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the first quarters ended March 31, 2014 and 2013, we recorded an income tax benefit of $78,368 and $34,288, respectively. The difference between the expected tax benefit and the effective tax benefit is due to the tax effects of the non-controlling interest.

Net Income (Loss) and Per Share Information

As a result of the foregoing, net loss attributable to WFCF shareholders for the first quarter ended March 31, 2014 was approximately $133,600, or a penny per basic and diluted common share, compared to a net loss of $58,400, or less than a penny per basic and diluted common share for the first quarter ended March 31, 2013.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2013 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2014, there have been no material changes to the risks disclosed in our most recent Annual Report on Form 10−K. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Date: May 5, 2014	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

	By:	/s/ Dannette Henning
Chief Financial Officer

