Form 10-Q
period 2014-06-30
Where Food Comes From, Inc.
filed 2014-08-04
CIK 1360565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2014

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

The number of shares of the registrant’s common stock, $.001 par value per share, outstanding as of July 18, 2014, was 23,603,452.

Where Food Comes From, Inc.

Table of Contents

June 30, 2014

Where Food Comes From, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$1,029,268	$1,067,537
Accounts receivable, net	743,512	683,800
Prepaid expenses and other current assets	118,073	143,576
Deferred tax assets	83,625	190,184
Total current assets	1,974,478	2,085,097
Property and equipment, net	254,773	253,206
Intangible assets, net	1,719,675	1,716,115
Other long-term assets	16,000	—
Goodwill	1,279,762	1,279,762
Long-term deferred tax assets	633,662	480,294
Total assets	$5,878,350	$5,814,474

Liabilities and Equity
Current liabilities:
Accounts payable	$391,825	$277,633
Accrued expenses and other current liabilities	53,534	56,091
Customer deposits	58,963	39,134
Deferred revenue	290,441	149,660
Short-term debt and current portion of notes payable	25,491	24,782
Current portion of capital lease obligations	4,284	4,173
Total current liabilities	824,538	551,473
Capital lease obligations, net of current portion	8,638	10,808
Notes payable and other long-term debt, net of current portion	150,583	165,755
Total liabilities	983,759	728,036

Commitments and contingencies

Contingently redeemable non-controlling interest	940,712	1,018,396

Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 23,250,149 (2014) and 23,233,483 (2013) shares issued, and 22,703,452 (2014) and 22,686,786 (2013) shares outstanding	23,250	23,233
Additional paid-in-capital	5,382,765	5,216,327
Treasury stock of 546,697 shares (2014 and 2013)	(150,849)	(150,849)
Deposit on stock subscription	100,000	—
Accumulated deficit	(1,401,287)	(1,321,100)
Total Where Food Comes From, Inc. equity	3,953,879	3,767,611
Non-controlling interest	—	300,431
Total equity	3,953,879	4,068,042
Total liabilities and stockholders’ equity	$5,878,350	$5,814,474

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Quarter ended
	June 30, 2014		June 30, 2013
Revenues:
Service revenues		$1,619,467		$1,063,593
Product sales		236,074		151,859
Other revenue		46,074		25,306
Total revenues		1,901,615		1,240,758
Costs of revenues:
Labor and other costs of services		856,743		463,092
Costs of products		160,253		118,189
Total costs of revenues		1,016,996		581,281
Gross profit		884,619		659,477
Selling, general and administrative expenses		798,607		564,768
Income from operations		86,012		94,709
Other expense (income):
Interest expense		2,795		5,307
Other income, net		(275)		(397)
Income before income taxes		83,492		89,799
Income tax expense		31,559		33,174
Net income		51,933		56,625
Net loss (income) attributable to non-controlling interests		1,510		(1,708)
Net income attributable to Where Food Comes From, Inc.		$53,443		$54,917

Net income per share:
Basic	$	*	$	*
Diluted	$	*	$	*

Weighted average number of common shares outstanding:
Basic		22,695,810		21,555,835
Diluted		22,907,849		21,867,453

* less than a penny ($0.01) per share

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.

Condensed Consolidated Statements of Income (Loss)

(Unaudited)

	Year to date ended
	June 30, 2014		June 30, 2013
Revenues:
Service revenues		$2,794,152		$1,917,200
Product sales		371,494		280,868
Other revenue		81,907		68,193
Total revenues		3,247,553		2,266,261
Costs of revenues:
Labor and other costs of services		1,543,428		868,885
Costs of products		261,962		204,078
Total costs of revenues		1,805,390		1,072,963
Gross profit		1,442,163		1,193,298
Selling, general and administrative expenses		1,629,756		1,190,286
(Loss) income from operations		(187,593)		3,012
Other expense (income):
Interest expense		5,618		12,082
Other income, net		(1,051)		(846)
Loss before income taxes		(192,160)		(8,224)
Income tax benefit		(46,809)		(1,114)
Net loss		(145,351)		(7,110)
Net loss attributable to non-controlling interest		65,164		3,645
Net loss attributable to Where Food Comes From, Inc.		$(80,187)		$(3,465)

Net loss per share:
Basic	$	*	$	*
Diluted	$	*	$	*

Weighted average number of common shares outstanding:
Basic		22,694,343		21,497,916
Diluted		22,694,343		21,497,916

* less than a penny ($0.01) per share

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Year to date periods ended June 30,
	2014	2013

Net cash provided by operating activities	$182,643	$84,940

Investing activities:
Acquisition of International Certification Services, Inc., remaining interest	(195,926)	—
Purchase of other intangible assets	(65,000)	—
Purchases of property and equipment	(47,464)	(26,039)
Net cash used in investing activities	(308,390)	(26,039)

Financing activities:
Repayments of notes payable	(14,463)	(12,384)
Repayments of capital lease obligations	(2,059)	(3,501)
Proceeds from stock option exercise	4,000	73,252
Deposit on stock subscription	100,000	—
Stock repurchase under Buyback Program	—	(29,555)
Net cash provided by financing activities	87,478	27,812
Net change in cash and cash equivalents	(38,269)	86,713
Cash and cash equivalents at beginning of period	1,067,537	1,403,489
Cash and cash equivalents at end of period	$1,029,268	$1,490,202

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.

Condensed Consolidated Statement of Equity

Year to date period ended June 30, 2014

(Unaudited)

	Where Food Comes From, Inc.
			Additional		Deposit on		Non-
	Common Stock		Paid-in	Treasury	Stock	Accumulated	controlling
	Shares	Amount	Capital	Stock	Subscription	Deficit	Interest	Total
Balance at December 31, 2013	22,686,786	$23,233	$5,216,327	$(150,849)	$—	$(1,321,100)	$300,431	$4,068,042
Stock-based compensation expense	—	—	45,433	—	—	—	—	45,433
Issuance of common shares upon exercise of options	16,666	17	3,983	—	—	—	—	4,000
Acquisition of non-controlling interest of ICS	—	—	117,022	—	—	—	(312,948)	(195,926)
Shares to be issued on stock subscription	—	—	—	—	100,000	—	—	100,000
Net (loss) income	—	—	—	—	—	(80,187)	12,517	(67,670)
Balance at June 30, 2014	22,703,452	$23,250	$5,382,765	$(150,849)	$100,000	$(1,401,287)	$—	$3,953,879

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

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2013, included in our Form 10-K filed on March 4, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the second quarter and year to date period ended June 30, 2014 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts from Customers, which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early adoption not permitted. The Company is currently evaluating this new standard and the potential impact this standard may have upon adoption.

We have considered other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

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

The following unaudited pro forma information presents the results of operations for the six months ended June 30, 2013, as if the acquisition of Validus had occurred on January 1, 2013:

June 30, 2013

Total revenue	$3,046,586
Net loss available to WFCF shareholders	$(211,496)
Basic and diluted loss per share	$(0.01)

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

The following schedule is a reconciliation of the share data used in the basic and diluted net income (loss) per share computations:

	Quarter ended		Year to Date ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Basic:
Weighted average shares outstanding	22,695,810	21,555,835	22,694,343	21,497,916

Diluted:
Weighted average shares outstanding	22,695,810	21,555,835	22,694,343	21,497,916
Weighted average effects of dilutive securities	212,039	311,618	—	—
Total	22,907,849	21,867,453	22,694,343	21,497,916

Antidilutive securities:	62,000	142,500	412,000	519,334

The effect of the inclusion of the antidilutive shares would have resulted in a decrease in loss per share during year to date periods ended June 30, 2014 and 2013. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Where Food Comes From, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 4 – Intangible Assets

The following table summarizes our intangible assets:

	June 30, 2014	December 31, 2013	Estimated useful life

Intangible assets subject to amortization:
Tradenames/ Trademarks	$64,307	$64,307	2.5 - 8.0 years
Accreditations	88,663	88,663	5.0 years
Customer Relationships	1,150,300	1,085,300	8.0 - 15.0 years
Beneficial Lease Arrangement	120,200	120,200	11.0 years
	1,423,470	1,358,470
Less accumulated amortization	168,795	107,355
	1,254,675	1,251,115
Tradenames/ trademarks (not subject to amortization)	465,000	465,000	indefinite
	$1,719,675	$1,716,115

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

Where Food Comes From, Inc.

Notes to the Condensed Consolidated Financial Statements

For the quarter and year to date period ended June 30, 2014, options to purchase 2,000 and 27,000 shares of common stock were granted. During the second quarter and year to date period ended June 30, 2013, options to purchase 47,500 were granted. Stock-based compensation expense for the second quarters ended June 30, 2014 and 2013 was $20,660 and $14,705, respectively. Stock-based compensation expense for the year to date period ended June 30, 2014 and 2013, was $45,433 and $27,913, respectively. Stock-based compensation expense has been included in general and administrative expenses.

Note 6 - Stock Option Plan Activity

Stock option activity under our Plans is summarized as follows:

	Number of Options/ Warrants	Weighted Avg. Exercise Price per Share	Weighted Avg.Fair Value per Share	Weighted Avg. Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding, December 31, 2013	418,334	$0.66	$0.24	7.49	$560,443
Granted	27,000	$1.86	$1.86	9.58
Exercised	(16,666)	$0.24	$0.24	6.76
Canceled	(16,668)	$0.24	$0.24	6.76
Outstanding, June 30, 2014	412,000	$0.77	$0.73	7.18	$625,105
Exercisable, June 30, 2014	254,990	$0.46	$0.39	6.18	$466,430

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on June 30, 2014 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on June 30, 2014.

	Number of Options	Weighted Avg Grant Date Fair Value
Non-vested options, December 31, 2013	215,857	$0.88
Granted	27,000	$1.86
Vested	(85,847)	$0.42
Forfeited	—	$—
Non-vested options, June 30, 2014	157,010	$1.30

Unrecognized compensation expense at June 30, 2014, was approximately $152,800.

Note 7 - Stock Buyback Plan

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market. Since our January 2008 announcement, we have repurchased 546,697 shares under the Stock Buyback Plan for a total cost of $150,849.

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

The provision (benefit) for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the second quarters ended June 30, 2014 and 2013, we recorded income tax expense of $31,559 and $33,174, respectively. For the year to date periods ended June 30, 2014 and 2013, we recorded an income tax benefit of $46,809 and $1,114, respectively. The difference between the expected tax benefit and the effective tax benefit is due to the tax effects of the non-controlling interest.

Note 9 - Notes Payable

Notes payable consist of the following:

	June 30, 2014	December 31, 2013

Equipment Note Payable	$27,248	$30,729
Great Western Bank SBA Loan	148,826	159,808
	176,074	190,537
Less current portion of notes payable and other long-term debt	25,491	24,782
Notes payable and other long-term debt	$150,583	$165,755

Where Food Comes From, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 9 - Notes Payable (continued)

Equipment Note Payable

In December 2012, we entered into a note payable of $37,407 for the purchase of a vehicle. Interest and principal payments are due in equal monthly installments of $715 over five years beginning January 2013. This note bears an interest rate of 5.5% per annum and is collateralized by the vehicle.

Great Western Bank SBA Loan

On April 22, 2011, we entered into a U.S. Small Business Administration (“SBA”) Note with Great Western Bank. This note, which matures on May 1, 2021, provides for $200,000 in additional working capital. The interest rate is at prime plus 2.5% and is adjusted quarterly. Principal and interest are payable monthly. As of June 30, 2014, the effective interest rate is 5.75%. The note can be prepaid without penalties and contains certain customary affirmative and negative covenants.

The loan agreement is collateralized by the accounts receivable, property and equipment, and intangible assets of the Company. The note is further guaranteed by John and Leann Saunders, significant shareholders, officers and members of the Company’s Board of Directors, with a security interest in 3,000,000 shares of the Company’s common stock, which are personally owned by the Saunders.

ICS Revolving Line of Credit

ICS has a revolving line of credit (LOC) agreement which was renewed on April 1, 2014 and matures April 1, 2017. The LOC provides for $70,050 in working capital. The interest rate is at the New York prime rate plus 2.250% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. As of March 31, 2014, the effective interest rate was 6.25%. The LOC is collateralized by all the business assets of ICS. As of June 30, 2014, ICS had no amounts outstanding under this LOC.

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

Note 10 - Commitments and Contingencies (continued)

Operating Leases (continued)

In September 2013, as part of the Validus acquisition (see Note 2), Validus entered into a sub-lease agreement for its office space with Praedium. The lease is for a period of three years, expiring October 31, 2016. There is no renewal feature. In addition to primary rent, the lease requires additional payments for operating costs and other common area maintenance costs.

As of June 30, 2014, future minimum lease payments are as follows:

Quarter ended June 30, 2014	Amount
2014 (remaining six months)	$52,757
2015	63,071
2016	27,598
2017	1,818
2018	303
Total lease commitments	$145,547

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

As of June 30, 2014, future minimum lease payments for capital leases are as follows:

Years Ending December 31,	Amount
2014 (remaining six months)	$2,430
2015	4,860
2016	4,860
2017	1,797
Future minimum lease payments	13,947
Less amount representing interest	(1,025)
Present value of net minimum lease payments	12,922
Less current portion	(4,284)
Capital lease obligations	$8,638

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

Note 11 – Contingently Redeemable Noncontrolling Interest

Contingently redeemable noncontrolling interest on our condensed consolidated balance sheet represents the noncontrolling interest related to the Validus acquisition, in which the noncontrolling interest, at its election, can require the Company to purchase its 40% investment in Validus. Below is a table reflecting the activity of the contingently redeemable noncontrolling interest at June 30, 2014:

Balance, December 31, 2013	$1,018,396
Net loss for year to date period ended June 30, 2014	(77,684)
Balance, June 30, 2014	$940,712

The contingently redeemable noncontrolling interest is adjusted to the greater of the carrying value or redemption value as of each period end.

Note 12 – Supplemental Cash Flow Information

	Year to date periods ended June 30,
	2014	2013
Cash paid during the year:
Interest on Lapaseotes Notes - related party	$—	$5,918
Other interest	$5,344	$8,356

Note 13 – Subsequent Events

On July 1, 2014, the Company completed the sale of 900,000 shares of its common stock (“Shares”) to two investors for aggregate gross proceeds to the Company of $1,800,000. The sale was exempt under Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, on the basis that the offering was limited to accredited investors and involves no general solicitation or advertising. No fees were paid in connection with the transaction, as it was a non-brokered placement and no registration rights were granted to the investors. The Company received a deposit of $100,000 on June 30, 2014 in connection with this sale prior to the issuance of securities. The Company has recorded a deposit on stock subscription and is reflected in the stockholder’s equity section of our condensed consolidated balance sheet. The remaining $1.7 million was received after June 30, 2014.

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

Current Marketplace Opportunities

We believe the following marketplace opportunities will drive our business forward effectively increasing consumer demand for third party verification services:

•	U.S. beef has been largely absent from the EU for the past 20+ years due to an EU ban on hormone-treated meat and meat products. In late 2009, the EU announced an annual duty-free quota of 20,000 metric tons for high-quality beef from cattle not treated with growth hormones (“NHTC”). In March 2012, the EU expanded the annual duty-free quota from 20,000 metric tons to 48,200 metric tons. In October 2013, the U.S. signed a two-year extension to the existing trade agreement with the European Union regarding zero-tariffs for beef from non-hormone treated cattle, which means that demand for NHTC will continue. NHTC requires third party verification, but with duty-free access lowering the cost of doing business in Europe, we believe that it offers significantly more potential for third party NHTC verification services and our product line, High Quality Beef verification services.

•	One-fourth of the world’s beef and nearly one-fifth of the world’s grain, milk and eggs are produced in the United States. With increased consumer consciousness, Americans are demanding to know where their food comes from and how they can support development of local and regional food systems. We believe that as consumers become better educated they will have more confidence in their food purchase decisions. As of early 2014, we have a major retailer, a very well-known restaurant, five major meat packers and a food service distributor utilizing the Where Food Comes From® label. Consumer demand continues to promote growth of our “Where Food Comes From®” labeling program.

•	According to the Organic Monitor, the worldwide market for certified organic products was estimated at $59.4 billion in 2010. The U.S. market was estimated at $28.5 billion in 2010 and is expected to reach $42.5 billion by 2015. Increasing consumer demand for healthy, better-for-you products produced with sustainable agricultural practices is driving growth in the organic market. Additionally, specialty food-store chains, conventional grocery store chains and big box retailers are allocating more shelf space to organic products in order to meet the growing demand. Our acquisition of ICS in February 2012 created a strategic transaction offering major participants in the food and agriculture industries a comprehensive range of verification services for the major food groups through a single platform.

•	In January 2013, the Food Safety Modernization Act (FSMA) issued two major proposed rules regarding preventive controls in human food and produce safety. The most anticipated element of FSMA was the requirement that all Food and Drug Administration (FDA) regulated food companies develop and implement written food safety plans. The proposed rule on preventive controls for human food (i.e., requiring written food safety plans) would apply to all facilities that manufacture, process, pack or hold human food. The rules for animal food controls call on the industry to enact many of the practices that are required of producers and processers of human food. Most notably is the requirement for conducting a Hazard Analysis, establishing controls for identified hazards and enacting monitoring, verification and record keeping protocols. To many, this brings to mind a Hazard Analysis and Critical Control Point or HACCP Plan. As a result of our acquisition of Validus auditing business in September 2013, we believe we are now positioned to offer our customers new solutions across the verification and certification spectrum, especially in the realm of animal food and HACCP Plans.

•	In March 2013, the USDA mandated the Animal Disease Traceability Rule primarily covering cattle 18 months of age or less. This ruling solidified the need for beef producers to participate in a national animal identification program. In December 2013, the USDA announced a final rule establishing general regulations for improving the traceability of U.S. livestock moving interstate. Under the final rule, unless specifically exempted, livestock moved interstate would have to be officially identified and accompanied by an interstate certificate of veterinary inspection or other documentation, such as owner-shipper statements or brand certificates. This ruling solidifies the need for beef producers to participate in a national animal identification program. This presents a significant opportunity for our business. As a result, we have been participating in an industry-led coalition to offer private industry solutions for this ruling.

•	In July 2013, the FDA issued rules on importer foreign supplier verification and accreditation of third-party auditors. The first rule establishes the Foreign Supplier Verification Program (FSVP), which requires importers of food to analyze any hazards related to the imported food. If hazards exist, the importer must verify that the hazards are controlled through a third party audit. The second rule establishes an accreditation program for third party certification bodies to conduct food safety audits of foreign facilities. The accredited third parties will verify the safety of imports with FDA oversight. These new rules will help to ensure that imported foods meet the same safety standards that domestic foods do. Food safety is extremely important to all of us. It seems that the timing of our acquisition of the Validus auditing business in September 2013 couldn’t be better. Validus is in the final stages of receiving the ISO 65 accreditation to provide Safe Quality Food certifications to specific segments of the food industry.

•	In October 2013, the FDA released its proposed rules for preventative controls for animal food. The rules take animal feed and pet food regulation a step closer to human food regulations. Over the past few years food related illnesses, such as listeria and salmonella, were not unique to humans. At the same time, there were issues with arsenic in dog food, and most recently death from jerky treats. It has made the FSMA proposed rules much more recognizably important. We believe that in connection with the acquisition of the Validus auditing business in September 2013, we are in a dominant market position. Validus provides audits and assessments to producers in order to verify responsible animal welfare, environmental, on-farm security, and worker care production practices. Additionally, Validus owns the Facility Certification Institute and their extensive work and wide range of experience in the animal feed and pet food arena is well recognized.

Current Concerns in our Industry

We are currently assessing the risk of Porcine Epidemic Diarrhea Virus (PEDv) on the pork/sow industry. The total number of known positive PEDv laboratory swine accessions is growing rapidly each week and currently there are no vaccines against the virus. Furthermore, cold weather greatly enhances the spread of the virus. Positive identification of this virus creates increased bio-exclusion considerations in our business. At worst, the virus has the potential to significantly reduce the number of on-site verifications or at best, it would shift the timing of on-site verifications further impacting seasonality in our business.

In February 2014, in order to prevent the spread of PEDv, the USDA published a request that pig farmers submit accurate on-farm inventory, birth, and death rates in an effort to minimize persons sent to farms to collect data. The impact of this news significantly delayed the number of onsite pork verifications scheduled in first and second quarters 2014. We also believe in light of this information that the number of onsite pork verifications may continue to be delayed through the remainder of 2014.

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

Liquidity and Capital Resources

At June 30, 2014, we had cash and cash equivalents of $1,029,268 compared to $1,067,537 of cash and cash equivalents at December 31, 2013. Our working capital at June 30, 2014 was $1,149,940 compared to $1,533,624 at December 31, 2013.

Net cash provided by operating activities for the year to date period ended June 30, 2014 was approximately $182,600 compared to net cash provided of approximately $84,900 during the same period in 2013. Net cash provided by operating activities is driven by our net income (loss) and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock based compensation expense and deferred taxes.

Net cash used in investing activities for the year to date period ended June 30, 2014 was approximately $308,400 compared to approximately $26,000 used in the 2013 period. Net cash used in 2014 was primarily attributable to the acquisition of the remaining 40% interest in ICS in which we paid $195,900 in cash as well as acquiring certain intangible assets of Global Animal Management, Inc. for cash of $65,000. Net cash used in the 2013 period was directly related to purchases of property and equipment.

Net cash provided by financing activities for the year to date period ended June 30, 2014 was approximately $87,500 compared to cash provided of $27,800 in the 2013 period. Net cash used in 2014 was due to repayments of debt and lease obligations of approximately $16,500 offset by a stock subscription receivable of $100,000 and $4,000 in proceeds from stock option exercises. Net cash provided in the 2013 period was due to proceeds from stock option exercises of $73,300 offset by stock repurchased of approximately $29,600 and repayments of debt and lease obligations of approximately $15,900.

Historically, our growth has been funded through a combination of convertible debt from private investors and private placement offerings. We continually evaluate all funding options including additional offerings of our securities to private, public and institutional investors and other credit facilities as they become available. On July 1, 2014, we completed the sale of 900,000 shares of our common stock to two investors which resulted in approximately $1,800,000 in cash proceeds.

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

Off Balance Sheet Arrangements

As of June 30, 2014, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Both the ICS and Validus acquisitions (as further described in Note 2 to the financial statements) have been accounted for using the acquisition method of accounting and accordingly, results are included in the following discussion from the date of acquisition.

Second Quarter and Year to Date Period Ended June 30, 2014 Compared to the Same Periods in Fiscal Year 2013

Revenues

Total revenues for the second quarter and year to date period ended June 30, 2014 increased 53.3% and 43.3%, respectively, compared to the same periods in 2013.

Service revenues include sales of our USVerified solutions and related consulting, program development and web-based development services. Service revenues of approximately $1,619,500 and $2,794,200, respectively, for the second quarter and year to date periods ended June 30, 2014 increased approximately $555,900, or 52.3% and $877,000 or 45.7%, respectively, compared to the same periods in 2013. Overall, the increase is due to both an increase in new verification customers, as well as the inclusion of Validus operations in 2014.

Product sales represent sales of cattle identification ear tags. Product sales of approximately $236,100 and $371,500 for the second quarter and year to date period ended June 30, 2014 increased approximately $84,200, or 55.5%, and $90,600 or 32.3%, respectively, compared to the same periods in 2013 due to increase in number of customers.

Other revenue primarily represents the fees earned from our WFCF labeling program. Other revenue of approximately $46,100 and $81,900 for the second quarter and year to date period ended June 30, 2014, respectively, increased $20,800 or 82.1% and 13,700 or 20.1%, respectively, compared to the same periods in 2013. This revenue source is still in its infancy and we anticipate growth in the future as more and more food producers continue to show interest in this product offering.

Cost of Revenues and Gross Margin

Cost of revenues for the second quarter and year to date period ended June 30, 2014 was approximately $1,017,000 and $1,805,400, respectively, compared to approximately $581,300 and $1,073,000, respectively, during the same periods in 2013. Gross margin for the second quarter and year to date period ended 2014 decreased to 46.5% and 44.4%, of revenues respectively, compared to 53.2% and 52.7% of revenues, respectively, for the second quarter and year to date period 2013. Overall the increase in costs are due to change in product mix coupled with bundling opportunities offset by the inclusion of a full quarter of Validus operations in 2014.

Our margins are impacted by various costs such as cost of products, salaries and benefits, insurance, and taxes. Because certain elements of our cost of revenues are fixed in nature, incremental sales positively impact our margins. Conversely, our gross margins for second quarter and year to date 2014 declined compared to 2013, predominately due to the absorption of certain fixed costs incurred by Validus, whose onsite pork verification revenue was delayed due to PEDv. We believe that the number of onsite pork verifications will continue to be delayed through the remainder of 2014, thereby decreasing our gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter and year to date period 2014 were approximately $798,600 and $1,629,800, respectively, an increase of approximately $233,800, or 41.4% and $439,500, or 36.9% over the second quarter and year to date periods 2013, respectively. Overall, the increase in our selling, general and administrative expenses is due to the inclusion of Validus operations in 2014.

Income Tax Benefit/Expense

The provision (benefit) for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the second quarters and year to date periods ended June 30, 2014 and 2013, we recorded income tax expense of $31,559 and $33,174, respectively and an income tax benefit of $46,809 and $1,114, respectively. The difference between the expected tax benefit and the effective tax benefit is due to the tax effects of the non-controlling interest.

Net Income (Loss) and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the second quarter ended June 30, 2014 was approximately $53,400, or less than a penny per basic and diluted common share, compared to net income of $54,900, or less than a penny per basic and diluted common share for the second quarter ended June 30, 2013. Net loss attributable to WFCF shareholders for the year to date period ended June 30, 2014 was approximately $80,200, or less than a penny per basic and diluted common share, compared to a net loss of $3,500, or less than a penny per basic and diluted common share for the year to date period ended June 30, 2013.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2013 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2014, there have been no material changes to the risks disclosed in our most recent Annual Report on Form 10−K. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 1, 2014, the Company completed the sale of 900,000 shares of its common stock (“Shares”) to two investors for aggregate gross proceeds to the Company of $1,800,000. The sale was exempt under Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, on the basis that the offering was limited to accredited investors and involves no general solicitation or advertising. No fees were paid in connection with the transaction, as it was a non-brokered placement and no registration rights were granted to the investors.

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

Date: August 4, 2014	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

	By:	/s/ Dannette Henning
Chief Financial Officer

