Form 10-Q
period 2014-09-30
Where Food Comes From, Inc.
filed 2014-11-03
CIK 1360565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2014

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

 (303) 895-3002

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer” and “accelerated filer” and “smaller reporting entity” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	☐	Accelerated filer:	☐
Non-accelerated filer:	☐	Smaller reporting company:	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of October 28, 2014, was 23,701,798.

Where Food Comes From, Inc.

Table of Contents

September 30, 2014

Where Food Comes From, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$2,638,572	$1,067,537
Restricted cash	250,000	—
Accounts receivable, net	955,379	683,800
Prepaid expenses and other current assets	169,430	143,576
Deferred tax assets	152,631	190,184
Total current assets	4,166,012	2,085,097
Property and equipment, net	245,234	253,206
Intangible assets, net	1,688,276	1,716,115
Other long-term assets	16,000	—
Goodwill	1,279,762	1,279,762
Long-term deferred tax assets	420,716	480,294
Total assets	$7,816,000	$5,814,474

Liabilities and Equity
Current liabilities:
Accounts payable	$541,125	$277,633
Accrued expenses and other current liabilities	73,921	56,091
Customer deposits	38,495	39,134
Deferred revenue	243,518	149,660
Short-term debt and current portion of notes payable	7,323	24,782
Current portion of capital lease obligations	4,340	4,173
Total current liabilities	908,722	551,473
Capital lease obligations, net of current portion	7,531	10,808
Notes payable and other long-term debt, net of current portion	18,148	165,755
Total liabilities	934,401	728,036

Commitments and contingencies

Contingently redeemable non-controlling interest	953,534	1,018,396

Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 24,249,896 (2014) and 23,233,483 (2013) shares issued, and 23,616,786 (2014) and 22,686,786 (2013) shares outstanding	24,163	23,233
Additional paid-in-capital	7,210,953	5,216,327
Treasury stock of 546,697 shares (2014 and 2013)	(150,849)	(150,849)
Accumulated deficit	(1,156,202)	(1,321,100)
Total Where Food Comes From, Inc. equity	5,928,065	3,767,611
Non-controlling interest	—	300,431
Total equity	5,928,065	4,068,042
Total liabilities and stockholders’ equity	$7,816,000	$5,814,474

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.

Condensed Consolidated Statements of Income (Loss)

(Unaudited)

	Quarter ended
	September 30,	September 30,
	2014	2013
Revenues:
Service revenues	$2,046,550		$1,181,777
Product sales	414,515		263,344
Other revenue	25,580		25,041
Total revenues	2,486,645		1,470,162
Costs of revenues:
Labor and other costs of services	1,041,263		563,392
Costs of products	265,740		192,086
Total costs of revenues	1,307,003		755,478
Gross profit	1,179,642		714,684
Selling, general and administrative expenses	775,020		715,652
Income (loss) from operations	404,622		(968)
Other expense (income):
Interest expense	3,705		17,803
Other income, net	(932)		(381)
Income before income taxes	401,849		(18,390)
Income tax expense (benefit)	143,940		(11,019)
Net income	257,909		(7,371)
Net income loss attributable to non-controlling interests	(12,823)		(11,408)
Net income (loss) attributable to Where Food Comes From, Inc.	$245,086		$(18,779)

Net income (loss) per share:
Basic	$0.01	$	*
Diluted	$0.01	$	*

Weighted average number of common shares outstanding:
Basic	23,590,662		21,879,648
Diluted	23,813,108		21,879,648

* less than a penny ($0.01) per share

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.

Condensed Consolidated Statements of Income (Loss)

(Unaudited)

	Year to date ended
	September 30,	September 30,
	2014	2013
Revenues:
Service revenues	$4,840,703		$3,098,976
Product sales	786,009		544,212
Other revenue	107,487		93,234
Total revenues	5,734,199		3,736,422
Costs of revenues:
Labor and other costs of services	2,584,689		1,432,278
Costs of products	527,702		396,164
Total costs of revenues	3,112,391		1,828,442
Gross profit	2,621,808		1,907,980
Selling, general and administrative expenses	2,404,776		1,905,933
Income from operations	217,032		2,047
Other expense (income):
Interest expense	9,325		29,872
Other income, net	(1,982)		(1,115)
Income (loss) before income taxes	209,689		(26,710)
Income tax expense (benefit)	97,131		(12,229)
Net income (loss)	112,558		(14,481)
Net loss (income) attributable to non-controlling interest	52,340		(7,763)
Net loss (income) attributable to Where Food Comes From, Inc.	$164,898		$(22,244)

Net income (loss) per share:
Basic	$0.01	$	*
Diluted	$0.01	$	*

Weighted average number of common shares outstanding:
Basic	22,996,399		21,626,558
Diluted	23,224,678		21,626,558

* less than a penny ($0.01) per share

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Year to date periods ended September 30,
	2014	2013

Net cash provided by operating activities	$521,041	$174,994

Investing activities:
Acquisition of International Certification Services, Inc., remaining interest	(195,926)	—
Acquisition of Validus Verification Services	—	(565,000)
Purchase of other intangible assets	(81,000)	—
Purchases of property and equipment	(62,104)	(28,920)
Net cash used in investing activities	(339,030)	(593,920)

Financing activities:
Repayments of notes payable	(165,066)	(18,219)
Repayments of capital lease obligations	(3,110)	(4,497)
Restricted cash for line of credit collateral	(250,000)	—
Proceeds from stock option exercise	7,200	105,292
Proceeds from issuance of stock	1,800,000	—
Stock repurchase under Buyback Program	—	(29,555)
Net cash provided by financing activities	1,389,024	53,021
Net change in cash and cash equivalents	1,571,035	(365,905)
Cash and cash equivalents at beginning of period	1,067,537	1,403,489
Cash and cash equivalents at end of period	$2,638,572	$1,037,584

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.

Condensed Consolidated Statement of Equity

Year to date period ended September 30, 2014

(Unaudited)

	Where Food Comes From, Inc.
			Additional
	Common Stock		Paid-in	Treasury	Accumulated	Non-controlling
	Shares	Amount	Capital	Stock	Deficit	Interest	Total
Balance at December 31, 2013	22,686,786	$23,233	$5,216,327	$(150,849)	$(1,321,100)	$300,431	$4,068,042
Stock-based compensation expense	—	—	71,334	—	—	—	71,334
Issuance of common shares upon exercise of options	30,000	30	7,170	—	—	—	7,200
Acquisition of non-controlling interest of ICS	—	—	117,022	—	—	(312,948)	(195,926)
Private placement of shares of common stock	900,000	900	1,799,100	—	—		1,800,000
Net income	—	—	—	—	164,898	12,517	177,415
Balance at September 30, 2014	23,616,786	$24,163	$7,210,953	$(150,849)	$(1,156,202)	$—	$5,928,065

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - The Company and Basis of Presentation

Business Overview

Where Food Comes From, Inc. is a Colorado corporation based in Castle Rock, Colorado (the “Company,” “WFCF”, “our,” “we,” or “us”). We provide verification and certification solutions for the agriculture, livestock and food industry. Most of our customers are located throughout the United States.

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

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2013, included in our Form 10-K filed on March 4, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the third quarter and year to date period ended September 30, 2014 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

(Unaudited)

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

The following unaudited pro forma information presents the results of operations for the nine months ended September 30, 2013, as if the acquisition of Validus had occurred on January 1, 2013:

September 30,
2013

Total revenue	$5,115,234
Net loss available to WFCF shareholders	$(126,484)
Basic and diluted loss per share	$(0.01)

Where Food Comes From, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

The following schedule is a reconciliation of the share data used in the basic and diluted net income (loss) per share computations:

	Quarter ended		Year to Date ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Basic:
Weighted average shares outstanding	23,590,662	21,879,648	22,996,399	21,626,558

Diluted:
Weighted average shares outstanding	23,590,662	21,879,648	22,996,399	21,626,558
Weighted average effects of dilutive securities	222,446	—	228,279	—
Total	23,813,108	21,879,648	23,224,678	21,626,558

Antidilutive securities:	22,500	418,334	22,500	418,334

The effect of the inclusion of the antidilutive shares would have resulted in a decrease in (loss), or increase in earnings, per share during the year to date periods ended September 30, 2014 and 2013. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Where Food Comes From, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 4 – Intangible Assets

The following table summarizes our intangible assets:

	September 30,	December 31,	Estimated
	2014	2013	useful life

Intangible assets subject to amortization:
Tradenames/ Trademarks	$64,307	$64,307	2.5 - 8.0 years
Accreditations	88,663	88,663	5.0 years
Customer Relationships	1,150,300	1,085,300	8.0 - 15.0 years
Beneficial Lease Arrangement	120,200	120,200	11.0 years
	1,423,470	1,358,470
Less accumulated amortization	200,194	107,355
	1,223,276	1,251,115
Tradenames/ trademarks (not subject to amortization)	465,000	465,000	indefinite
	$1,688,276	$1,716,115

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

For the quarter and year to date periods ended September 30, 2014, options to purchase 3,334 and 30,334 shares of common stock were granted, respectively. During the third quarter and year to date periods ended September 30, 2013, options to purchase 35,000 and 82,500 shares of common stock were granted, respectively. Stock-based compensation expense for the third quarters ended September 30, 2014 and 2013 was approximately $25,900 and $21,300, respectively. Stock-based compensation expense for the year to date periods ended September 30, 2014 and 2013, was approximately $71,300 and $49,300, respectively. Stock-based compensation expense has been included in general and administrative expenses.

Where Food Comes From, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 6 - Stock Option Plan Activity

Stock option activity under our Plans is summarized as follows:

	Number of Options/Warrants	Weighted Avg Exercise Price per Share	Weighted Avg Fair Value per Share	Weighted Avg. Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding, December 31, 2013	418,334	$0.66	$0.24	7.49	$560,443
Granted	30,334	$1.68	$1.85	8.30
Exercised	(30,000)	$0.24	$0.41	5.78
Canceled	(27,835)	$0.73	$0.72	7.34
Outstanding, September 30, 2014	390,833	$0.77	$0.73	6.90	$544,416
Exercisable, September 30, 2014	284,990	$0.57	$0.50	6.24	$453,549

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on September 30, 2014 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on September 30, 2014.

	Number of Options	Weighted Avg Grant Date Fair Value
Non-vested options, December 31, 2013	215,857	$0.88
Granted	30,334	$1.85
Vested	(130,847)	$0.69
Forfeited	(9,501)	$1.50
Non-vested options, September 30, 2014	105,843	$1.33

Unrecognized compensation expense at September 30, 2014, was approximately $118,600.

Note 7 – Private Placement of Equity Securities

On July 1, 2014, the Company completed the sale of 900,000 shares of its common stock (“Shares”) to two investors for aggregate gross proceeds to the Company of $1,800,000. The sale was exempt under Rule 506 of Regulation D, promulgated under the Securities Act of 1933, as amended, on the basis that the offering was limited to accredited investors and involved no general solicitation or advertising. No fees were paid in connection with the transaction, as it was a non-brokered placement and no registration rights were granted to the investors.

Where Food Comes From, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

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

The provision (benefit) for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the third quarters ended September 30, 2014 and 2013, we recorded income tax expense of $143,940 and income tax benefit of $11,019, respectively. For the year to date periods ended September 30, 2014 and 2013, we recorded an income tax expense of $97,131 and income tax benefit of $12,229, respectively. The difference between the expected tax expense/benefit and the effective tax expense/benefit is due to the tax effects of the non-controlling interest.

Note 9 - Notes Payable

Notes payable consist of the following:

	September 30,	December 31,
	2014	2013

Equipment Note Payable	$25,471	$30,729
Great Western Bank SBA Loan	—	159,808
	25,471	190,537
Less current portion of notes payable and other long-term debt	7,323	24,782
Notes payable and other long-term debt	$18,148	$165,755

Equipment Note Payable

In December 2012, we entered into a note payable of $37,407 for the purchase of a vehicle. Interest and principal payments are due in equal monthly installments of $715 over five years beginning January 2013. This note bears an interest rate of 5.5% per annum and is collateralized by the vehicle.

Where Food Comes From, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Great Western Bank SBA Loan

On April 22, 2011, we entered into a U.S. Small Business Administration (“SBA”) Note with Great Western Bank. This note, which was to mature on May 1, 2021, provided for $200,000 in additional working capital. The interest rate was at prime plus 2.5% and was adjusted quarterly. Principal and interest were payable monthly. The note was paid in full during the third quarter 2014. No prepayment penalties applied.

WFCF Revolving Line of Credit

On September 2, 2014, WFCF entered into a Business Loan Agreement (the “Agreement”) and a related promissory note (the “Note”) for a revolving line of credit with Castle Rock Bank. The term of the Agreement is until September 2, 2015, and it provides for advances up to $500,000. The interest rate on any amounts borrowed under the Agreement is 3.750% per annum, payable monthly. All amounts borrowed under the Agreement and the Note must be repaid by September 2, 2015 and can be prepaid without penalties. The Agreement contains certain customary affirmative and negative covenants. There were no amounts borrowed under this line of credit through September 30, 2014. Prior to entering into the Agreement with Castle Rock Bank, the Company paid the outstanding principal balance of its existing loan with Great Western Bank in the amount of approximately $150,000.

The Note is secured by a certificate of deposit in the amount of $250,000 and a security interest in 500,000 shares of Where Food Comes From, Inc. common stock. The 500,000 shares are personally owned by John and Leann Saunders, significant shareholders, officers and members of the Company’s Board of Directors.

ICS Revolving Line of Credit

ICS has a revolving line of credit (LOC) agreement which was renewed on April 1, 2014 and matures April 1, 2017. The LOC provides for $70,050 in working capital. The interest rate is at the New York prime rate plus 2.250% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. As of September 30, 2014, the effective interest rate was 6.25%. The LOC is collateralized by all the business assets of ICS. As of September 30, 2014, ICS had no amounts outstanding under this LOC.

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

(Unaudited)

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

As of September 30, 2014, future minimum lease payments are as follows:

Years ending December 31,	Amount
2014 (remaining three months)	$26,379
2015	63,071
2016	27,598
2017	1,818
2018	303
Total lease commitments	$119,169

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

Where Food Comes From, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

As of September 30, 2014, future minimum lease payments for capital leases are as follows:

Years Ending December 31,	Amount
2014 (remaining three months)	$1,215
2015	4,860
2016	4,860
2017	1,797
Future minimum lease payments	12,732
Less amount representing interest	(861)
Present value of net minimum lease payments	11,871
Less current portion	(4,340)
Capital lease obligations	$7,531

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

Note 11 – Contingently Redeemable Noncontrolling Interest

Contingently redeemable noncontrolling interest on our condensed consolidated balance sheet represents the noncontrolling interest related to the Validus acquisition, in which the noncontrolling interest holder, at its election, can require the Company to purchase its 40% investment in Validus. Below is a table reflecting the activity of the contingently redeemable noncontrolling interest at September 30, 2014:

Balance, December 31, 2013	$1,018,396
Net loss for nine month period ended September 30, 2014	(64,862)
Balance, September 30, 2014	$953,534

The contingently redeemable noncontrolling interest is adjusted to the greater of the carrying value or redemption value as of each period end.

Where Food Comes From, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 12 – Supplemental Cash Flow Information

	Quarter ended September 30,
	2014	2013
Cash paid during the year:
Interest on Lapaseotes Notes - related party	$—	$5,918
Other interest	$5,592	$8,918

Common stock issued in connection with Validus acquisition	$—	$1,010,459
Common stock issued in connection with Lapaseotes debt settlement	$—	$214,686

Note 13 – Subsequent Event

On October 24, 2014, an Asset Purchase Agreement (the “Asset Purchase Agreement”) was entered into by and among WFCF and Sterling Solutions, LLC (Sterling, Seller), an Oregon limited liability company, and each of the members of the Seller (Seller Members).

Pursuant to the Asset Purchase Agreement, WFCF purchased and acquired certain audit, assessment and verification business assets of the Seller for aggregate consideration of $251,000, which includes $150,000 in cash and 42,096 shares (the “Shares”) of common stock of WFCF valued at approximately $101,000 based upon the closing price of our stock on October 24, 2014, of $2.40 per share.

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

Business Overview

Where Food Comes From, Inc. is a leading provider of verification and communication solutions for the agriculture, livestock and food industry. We provide our owned and operated online products and services which specialize in identification and traceability, process/production-practice/supply verification, document control for United States Department of Agriculture (“USDA”) and other verification programs and third party auditing services. Our services ensure compliance with governmental and private standards by providing transparency and value in food products for both producers and consumers worldwide.

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

Current Concerns in our Industry

In early 2014, Porcine Epidemic Diarrhea Virus (PEDv) negatively impacted the pork/sow industry. The total number of known positive PEDv laboratory swine accessions grew rapidly each week. Currently there are no vaccines against the virus. In February 2014, in order to prevent the spread of PEDv, the USDA published a request that pig farmers submit accurate on-farm inventory, birth, and death rates in an effort to minimize persons sent to farms to collect data. The impact of this news significantly delayed the number of onsite pork verifications scheduled in first and second quarters 2014, which we have started to see comeback slightly during the third quarter 2014.

Cold weather greatly enhances the spread of the virus. Positive identification of this virus creates increased bio-exclusion considerations in our business. At worst, the virus has the potential to significantly reduce the number of on-site verifications or at best, it would shift the timing of on-site verifications further impacting seasonality in our business. While we attempt to mitigate these risks by creating innovative solutions that mitigate the risk of transferring disease, we can give no assurance that we will be successful in overcoming the potential negative impact to the results on our operations.

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

Liquidity and Capital Resources

At September 30, 2014, we had cash and cash equivalents of $2,638,572 compared to $1,067,537 of cash and cash equivalents at December 31, 2013. Our working capital at September 30, 2014 was $3,257,290 compared to $1,533,624 at December 31, 2013.

Net cash provided by operating activities for the year to date period ended September 30, 2014 was approximately $521,000 compared to net cash provided of approximately $174,994 during the same period in 2013. Net cash provided by operating activities is driven by our net income (loss) and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock based compensation expense and deferred taxes.

Net cash used in investing activities for the year to date period ended September 30, 2014 was approximately $339,000 compared to approximately $593,900 used in the 2013 period. Net cash used in 2014 was primarily attributable to the acquisition of the remaining 40% interest in ICS in which we paid $195,900 in cash as well as acquiring certain intangible assets of Global Animal Management, Inc. for cash of $65,000. Net cash used in the 2013 period was directly related to the acquisition of Validus as well as purchases of property and equipment.

Net cash provided by financing activities for the year to date period ended September 30, 2014 was approximately $1,389,000 compared to cash provided of $53,000 in the 2013 period. Net cash provided in 2014 was due to the private placement of 900,000 shares of common stock for $1,800,000 in cash and $7,200 in proceeds from stock option exercises offset by repayments of debt and lease obligations of approximately $168,200. Net cash provided in the 2013 period was due to proceeds from stock option exercises of $105,300 offset by stock repurchased of approximately $29,600 and repayments of debt and lease obligations of approximately $22,700.

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

Debt Facility

On September 2, 2014, WFCF entered into a Business Loan Agreement (the “Agreement”) and a related promissory note (the “Note”) for a revolving line of credit with Castle Rock Bank. The term of the Agreement is until September 2, 2015, and it provides for advances up to $500,000. The interest rate on any amounts borrowed under the Agreement is 3.750% per annum, payable monthly. All amounts borrowed under the Agreement and the Note must be repaid by September 2, 2015 and can be prepaid without penalties. The Agreement contains certain customary affirmative and negative covenants.

The Note is secured by a certificate of deposit in the amount of $250,000 and a security interest in 500,000 shares of Where Food Comes From, Inc. common stock. The 500,000 shares are personally owned by John and Leann Saunders, significant shareholders, officers and members of the Company’s Board of Directors.

Prior to entering into the Agreement with Castle Rock Bank, the Company paid the outstanding principal balance of its existing loan with Great Western Bank in the amount of approximately $150,000.

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

Off Balance Sheet Arrangements

As of September 30, 2014, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Both the ICS and Validus acquisitions (as further described in Note 2 to the financial statements) have been accounted for using the acquisition method of accounting and accordingly, results are included in the following discussion from the date of acquisition.

Third Quarter and Year to Date Period Ended September 30, 2014 Compared to the Same Periods in Fiscal Year 2013

Revenues

Total revenues for the third quarter and year to date periods ended September 30, 2014 increased 69.1% and 53.5%, respectively, compared to the same periods in 2013.

Service revenues include sales of our USVerified solutions and related consulting, program development and web-based development services. Service revenues of approximately $2,046,600 and $4,840,700, respectively, for the third quarter and year to date periods ended September 30, 2014 increased approximately $864,800 or 73.2% and $1,741,700 or 56.2%, respectively, compared to the same periods in 2013. Overall, the increase is due to both an increase in new verification customers, as well as the inclusion of Validus operations in 2014.

Product sales represent sales of cattle identification ear tags. Product sales of approximately $414,500 and $786,000 for the third quarter and year to date period ended September 30, 2014 increased approximately $151,200, or 57.4%, and $241,800 or 44.4%, respectively, compared to the same periods in 2013 due to increase in number of customers.

Other revenue primarily represents the fees earned from our WFCF labeling program. Other revenue of approximately $25,600 and $107,500 for the third quarter and year to date period ended September 30, 2014, respectively, increased $500 or 2.2% and $14,300 or 15.3%, respectively, compared to the same periods in 2013. This revenue source is still in its infancy and we anticipate growth in the future as more and more food producers continue to show interest in this product offering.

Cost of Revenues and Gross Margin

Cost of revenues for the third quarter and year to date period ended September 30, 2014 was approximately $1,307,000 and $3,112,400, respectively, compared to approximately $755,500 and $1,828,400, respectively, during the same periods in 2013. Gross margin for the third quarter and year to date period ended 2014 decreased to 47.4% and 45.7%, of revenues respectively, compared to 48.6% and 51.1% of revenues, respectively, for the third quarter and year to date period 2013. Overall the increase in costs are due to change in product mix coupled with bundling opportunities offset by the inclusion of a full quarter of Validus operations in 2014.

Our margins are impacted by various costs such as cost of products, salaries and benefits, insurance, and taxes. Because certain elements of our cost of revenues are fixed in nature, incremental sales positively impact our margins. Conversely, our gross margins for third quarter and year to date 2014 declined compared to 2013, predominately due to the absorption of certain fixed costs incurred by Validus, whose onsite pork verification revenue was delayed due to PEDv. We believe that the number of onsite pork verifications will continue to be delayed through the remainder of 2014, thereby decreasing our gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter and year to date periods 2014 were approximately $775,000 and $2,404,800, respectively, an increase of approximately $59,400, or 8.3% and $498,800, or 26.2% over the third quarter and year to date periods 2013, respectively. Overall, the increase in our selling, general and administrative expenses is due to the inclusion of Validus operations in 2014.

Income Tax Benefit/Expense

The provision (benefit) for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the third quarters and year to date periods ended September 30, 2014 and 2013, we recorded income tax expense of $143,900 and $97,100, respectively and an income tax benefit of $11,000 and $12,200, respectively. The difference between the expected tax benefit and the effective tax benefit is due to the tax effects of the non-controlling interest.

Net Income (Loss) and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the third quarter ended September 30, 2014 was approximately $245,100, or $0.01 per basic and diluted common share, compared to net loss of $18,800, or less than a penny per basic and diluted common share for the third quarter ended September 30, 2013. Net income attributable to WFCF shareholders for the year to date period ended September 30, 2014 was approximately $164,900, or $0.01 per basic and diluted common share, compared to a net loss of $22,200, or less than a penny per basic and diluted common share for the year to date period ended September 30, 2013.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rule 13a-15(e) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective based on our evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various legal actions, administrative proceedings and claims in the ordinary course of business. We generally record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable.

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2013 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 30, 2014, there have been no material changes to the risks disclosed in our most recent Annual Report on Form 10−K. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

ITEM 6. EXHIBITS

(a) Exhibits

Number	Description
10.1	Business Loan Agreement and Promissory Note by and between Castle Rock Bank, as Lender, and Where Food Comes From, Inc., as Borrower, dated September 2, 2014 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 5, 2014)
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2014	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

	By:	/s/ Dannette Henning
Chief Financial Officer

