Form 10-K
period 2014-12-31
Where Food Comes From, Inc.
filed 2015-02-18
CIK 1360565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-133624

WHERE FOOD COMES FROM, INC.

(Exact name of registrant as specified in its charter)

Colorado	43-1802805
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

221 Wilcox, Suite A

Castle Rock, CO 80104

(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code:

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

Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer:	☐	Accelerated filer:	☐
Non-accelerated filer:	☐	Smaller reporting company:	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 6, 2015, was 23,735,139. The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2014, the last business day of our most recently completed second fiscal quarter was $32,270,971.

DOCUMENTS INCORPORATED BY REFERENCE: Part III is incorporated by reference from the registrant’s Definitive Proxy Statement for its 2015 Annual Meeting of Stockholders to be filed, pursuant to Regulation 14A, within 120 days after the close of the registrant’s 2014 fiscal year.

2

SIGNATURES	59

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

We were incorporated in 1998 as a Missouri corporation. In March, 2005, we reincorporated in Delaware, and in March 2006, we changed our domicile from Delaware to Colorado. Until December 31, 2004 we were structured as a Subchapter S corporation, and on January 1, 2005, we converted to a Subchapter C corporation.

In late 2012, we changed our corporate name from Integrated Management Information, Inc. (“IMI”) to Where Food Comes From, Inc. to better reflect our brand strategy and to raise awareness in the investor community. We are listed on the over-the-counter electronic bulletin board (“OTC:BB”) under the stock ticker symbol “WFCF.”

OUR BUSINESS

What We Do

We apply information technology to the agriculture, livestock and food industry by addressing the growing importance of marketing claims such as:

  source of origin information
  genetic background
  animal treatment, animal health history, animal age, animal movements and nutrition carbon credits
  organic and other sustainable practices
  other credence attributes

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

Acquisition of Validus Verification Services, LLC

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

We believe that Validus is the leading egg, dairy, pork and poultry certifiers in the United States and represents an opportunity to extend the range of our existing programs and establish our capabilities in other major food groups. As a result of this acquisition, we believe we are now positioned to offer our customers new solutions across the verification and certification spectrum. We also believe it provides diversification for our company, enables us to better serve our customers, and provides another avenue for our WFCF program.

ICS Acquisition

On February 29, 2012, we entered into a Purchase and Exchange Agreement (the “Purchase Agreement”), by and among IMI and International Certification Services, Inc. (“ICS”), and other shareholders as individually named in the Agreement (collectively the “Sellers”).

Pursuant to the Purchase Agreement, on February 29, 2012 (the “Closing”) the Company acquired 60% of the issued and outstanding common stock of ICS in exchange for aggregate consideration of approximately $427,800, which included $350,000 in cash and 172,840 shares of common stock of IMI valued at approximately $77,800, based upon the closing price of our stock on February 29, 2012, of $0.45 per share. The Purchase Agreement included non-dilution provisions, and we had right of first refusal on the remaining 40% of the outstanding stock.

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

ICS is a premier provider of organic accreditation services and has a strong reputation in the organic market segment. They have a large and growing customer base that includes food retailers as well as producers and processors of fruits, vegetables, dairy, livestock and honey. Their flagship certification program is Farm Verified Organic® – an International Organization for Standardization (“ISO”) Guide 65 and International Federation of Organic Agriculture Movements (“IFOAM”) accredited program that meets the requirements of the USDA National Organic Program – that is designed for organic producers selling to the US and international markets. ICS also offers USDA National Organic Program, Canadian Organic Regime (COR) and Food Alliance sustainability certification as well as facilitation and compliancy of European Union (EU), Japan and Bio Suisse standards. It is estimated that the total organic market segment in the US and EU is more than $50 billion annually.

ICS has allowed us the opportunity to extend the range of our existing programs and establish our capabilities in other major food groups, including poultry, grain, fruits and vegetables and dairy when sold as fresh, processed or packaged goods. As industry leaders in our respective product and service offerings, we are positioned to offer our customers solutions across the verification and certification spectrum. We also believe it provides diversification for our company in the produce, grain and dairy industries.

Sterling Asset Acquisition

On October 24, 2014, an Asset Purchase Agreement (the “Purchase Agreement”) was entered into by and among Where Food Comes From, Inc. (“WFCF” or the “Company”), Sterling Solutions, LLC (“Sterling” or the “Seller”), and certain affiliates of the Seller.

Pursuant to the Purchase Agreement, WFCF purchased and acquired certain audit, assessment and verification business assets of Sterling as of October 24, 2014 for aggregate consideration of $251,000, which includes $150,000 in cash and 42,096 shares (the “Shares”) of common stock of WFCF valued at approximately $101,000 based upon the closing price of our stock on October 24, 2014, of $2.40 per share.

Based in Vale, OR, Sterling Solutions specializes in verification programs for the beef industry and has some of the leading calf ranch and feed yard customers in the western U.S., including a very strong presence in the Pacific Northwest. The Seller’s licenses and accreditations include Source and Age, Non-Hormone Treated Cattle (NHTC), Animal Care and Well-being, Sterling Natural, High Quality Beef (HQB), Never Ever 3 (NE3), and other programs. The Seller serves large dairies, calf ranches and cattle operations, and has more than 10 years of on-farm auditing experience.

INDUSTRY BACKGROUND

The value-added food industry has been growing rapidly for the past several years in response to increased consumer interest about food production. Per the 2010 U.S. Census, less than 1% of United States citizens are involved in producing food; thus there is a growing interest from consumers regarding how their food is produced. We are also in an increasingly global food market with food products traveling around the world, and brands differentiating themselves in the market. These key drivers are increasing the number of food labeling claims made on food products. As consumers want more assurance about the trustworthiness of the labeling claims, there is a growing trend for the verification of raising practices. Organic is one example of a well recognized labeling program that indicates that the food or other agricultural product has been produced a certain way based on a detailed National Organics Program (NOP). This program has been very successful and organic food sales continue to grow and gain consumer recognition as a result.

Organic sales are only part of the story of how consumers look for the verification of practices tied to food labeling claims. Other factors are also becoming increasingly more important to consumers, evidenced on menus and product labels. While not an exhaustive list, some of the issues that farms/ ranches, brands and large and small food businesses are addressing include: how animals are cared for and handled, how a product’s production impacts the environment, how a product’s production impacts societies, the products used in the production of food items (like antibiotics).

As the agriculture, livestock and food industry continues to mature and expand internationally, there is an increasing need to record, manage, report and audit information regarding the source, age, genetic background, animal treatment, nutrition, and other credence attributes for the benefit of producers, processors, distributors, retailers, consumers, and regulators. New governmental regulations and industry requirements are changing rapidly. Technology, including radio frequency ID tags for livestock, and web-based systems facilitate the need for real-time data entry, reporting, and auditing.

Many of the world's largest agriculture, beef and other livestock exporting countries, including Brazil, Argentina, and Australia, have established mandatory traceability and verification standards. Other countries have issued voluntary traceability and verification standards. Historically, the United States government had not established mandatory traceability standards until January 2011 when the Food Safety Modernization Act (FSMA) was signed into law. FSMA represents the most sweeping reform of our food safety laws in more than 70 years. FSMA aims to ensure the U.S. food supply is safe by shifting the focus from responding to contamination of the food supply to preventing it. The law applies to human food as well as to food for animals, including pets. In connection with FSMA, new requirements for animal identification and traceability became effective on March 11, 2013. Animal disease traceability, or knowing where diseased and at-risk animals are, where they've been, and when, is very important to ensure a rapid response when animal disease events take place. An efficient and accurate animal disease traceability system helps reduce the number of animals involved in an investigation, reduces the time needed to respond, and decreases the cost to producers and the government.

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

The USDA’s programs are applicable to a company's entire program or certain portions of its programs where specified producer or product requirements are supported by a documented quality management system and the documented delivery processes are verified through an independent, third party audit. To operate an approved program, suppliers must submit a documented quality management system to the USDA and successfully pass a document review and an on-site audit.

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

Current Marketplace Opportunities

We believe the following marketplace opportunities will drive our business forward effectively increasing consumer demand for third party verification services:

•	U.S. beef has been largely absent from the EU for the past 20+ years due to an EU ban on hormone-treated meat and meat products. In late 2009, the EU announced an annual duty-free quota of 20,000 metric tons for high-quality beef from cattle not treated with growth hormones (“NHTC”). In March 2012, the EU expanded the annual duty-free quota from 20,000 metric tons to 48,200 metric tons. In October 2013, the U.S. signed a two-year extension to the existing trade agreement with the European Union regarding zero-tariffs for beef from non-hormone treated cattle, which means that demand for NHTC will continue. NHTC requires third party verification, but with duty-free access lowering the cost of doing business in Europe, we believe that it offers significantly more potential for third party NHTC verification services and our product line, High Quality Beef verification services.

•	One-fourth of the world's beef and nearly one-fifth of the world's grain, milk and eggs are produced in the United States. With increased consumer consciousness, people everywhere are demanding to know where their food comes from and how they can support development of local and regional food systems. We believe that as consumers become better educated they will have more confidence in their food purchase decisions. In early 2015, products labeled with the Where Food Comes From labeling program are available across four different proteins at five prominent regional grocery retailers and several additional small grocers for a total of 239 store locations, one food service distributor which services multiple restaurants in the American Southwest and are currently available for purchase from five U.S. meat and poultry packers/processors. Consumer demand continues to promote recognition of our “Where Food Comes From®” labeling program.

•	There is a growing interest in the sustainability of the global beef value chain – its production and supply chain practices, policies and technologies. In May 2014, we joined the Global Roundtable for Sustainable Beef. We believe our involvement with this group will provide opportunities to work with those in the food service industry who are interested in this issue.

•	According to the Organic Monitor, the worldwide market for certified organic products was estimated at $59.4 billion in 2010. The U.S. market was estimated at $28.5 billion in 2010 and is expected to reach $42.5 billion by 2015. Increasing consumer demand for healthy, better-for-you products produced with sustainable agricultural practices is driving growth in the organic market. Additionally, specialty food-store chains, conventional grocery store chains and big box retailers are allocating more shelf space to organic products in order to meet the growing demand. Our acquisition of ICS created a strategic transaction that offers major participants in the food and agriculture industries a comprehensive range of verification services for the major food groups through a single platform.

•	In January 2013, FSMA issued two major proposed rules regarding preventive controls in human food and produce safety. The most anticipated element of FSMA was the requirement that all Food and Drug Administration (“FDA”) regulated food companies develop and implement written food safety plans. The proposed rule on preventive controls for human food (i.e., requiring written food safety plans) would apply to all facilities that manufacture, process, pack or hold human food. The rules for animal food controls call on the industry to enact many of the practices that are required of producers and processers of human food. Most notably is the requirement for conducting a Hazard Analysis, establishing controls for identified hazards and enacting monitoring, verification and record keeping protocols. To many, this brings to mind a Hazard Analysis and Critical Control Point or HACCP Plan. As a result of our acquisition of the Validus auditing business in September 2013, we believe we are now positioned to offer our customers new solutions across the verification and certification spectrum, especially in the realm of animal food and HACCP Plans.

•	In March 2013, the USDA mandated the Animal Disease Traceability Rule primarily covering cattle 18 months of age or older. This ruling solidified the need for beef producers to participate in a national animal identification program. In December 2013, the USDA announced a final rule establishing general regulations for improving the traceability of U.S. livestock moving interstate. Under the final rule, unless specifically exempted, livestock moved interstate would have to be officially identified and accompanied by an interstate certificate of veterinary inspection or other documentation, such as owner-shipper statements or brand certificates. This ruling presented a good opportunity for our business specifically with regards to hardware sales.

•	In July 2013, the Food and Drug Administration (FDA) issued rules on importer foreign supplier verification and accreditation of third-party auditors. The first rule establishes the Foreign Supplier Verification Program (FSVP), which requires importers of food to analyze any hazards related to the imported food. If hazards exist, the importer must verify that the hazards are controlled through a third party audit. The second rule establishes an accreditation program for third party certification bodies to conduct food safety audits of foreign facilities. The accredited third parties will verify the safety of imports with FDA oversight. These new rules will help to ensure that imported foods meet the same safety standards applicable to domestic foods. Food safety is extremely important to all of us. In early 2014, Validus received its ISO 65 accreditation to provide Safe Quality Food certifications to specific segments of the food industry.

•	In October 2013, the Food and Drug Administration (FDA) released its proposed rules for preventative controls for animal food. The rules take animal feed and pet food regulation a step closer to human food regulations. Over the past few years food related illness were not unique to humans with listeria or salmonella outbreaks. At the same time, there were issues with arsenic in dog food, and most recently death from jerky treats. It has made the FSMA proposed rules much more recognizably important. We believe that in connection with the Validus and Sterling acquisitions, we are in a dominant market position. Both Validus and Sterling provide a variety of services in order to verify responsible animal Care and Well-being, environmental, on-farm security, and worker care production practices. Additionally, Validus owns the Facility Certification Institute and their extensive work and wide range of experience in the animal feed and pet food arena is well recognized.

Current Concerns in our Industry

In early 2014, Porcine Epidemic Diarrhea Virus (PEDv) negatively impacted the pork/sow industry. The total number of known positive PEDv laboratory swine accessions grew rapidly each week with no vaccines against the virus. In February 2014, in order to prevent the spread of PEDv, the USDA published a request that pig farmers submit accurate on-farm inventory, birth, and death rates in an effort to minimize persons sent to farms to collect data. While the impact of this news significantly delayed the number of onsite pork verifications scheduled in 2014, we believe that we have diversified our product offerings such that the impact was not catastrophic to our annual consolidated results. We believe that the bio-security considerations and core competency needed to deal with infectious diseases gives us a competitive advantage creating a barrier to entry for less sophisticated third-party verification companies.

SALES

Our revenues are generated from sales of our identification, verification and certification solutions, consulting services, web-based development and hardware sales. We sell our products and services directly to customers at various levels in the agriculture, food and livestock supply chain. Our customers include some of the largest U.S. beef and pork packers, organic producers and processors, and specialty retail chains. No single customer generated more than 10% of total net revenue in 2014 or 2013.

Third Party Verification Services

Most of our service offerings can be bundled to provide a “one-stop shop” for customers that have multiple levels of verification and certification needs, such as source verification and food safety certification.

We also offer consulting, program development and web-based development services on a customized basis to meet special customer requirements. For the years ended December 31, 2014 and 2013, our third party verification programs provided 86.3% and 85.3% of our total revenue, respectively.

Hardware Sales

In support of our third party verification service offerings, we offer hardware products (primarily identification cattle ear tags) to our customers. While these hardware products have lower profit margins than our proprietary offerings, they allow us to offer our customers a comprehensive solution. Approximately 12.4% and 12.5% of our total revenue was provided by the sale of hardware during the years ended December 31, 2014 and 2013, respectively.

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

All of our verification products that are source-verified qualify for our WhereFoodComesFrom® verification seal of approval. As a third-party verification service provider, we must review each individual producer’s or food company's claim and system to ensure that 100 percent of the supply is managed through a third party verification program recognized by the USDA, ISO and/or another internationally recognized standards. In addition to building consumer confidence, our WhereFoodComesFrom® label gives producers and processors a way to enhance, differentiate and even protect their valuable brands.

This revenue stream primarily represents the licensing fees earned from our labeling program. This revenue source is still in its infancy. We continue to increase consumer recognition with our WFCF label while offering incentives to select producers and processors who exclusively use our verification and certification services in connection with our distinctive brand.

MARKETING

Our marketing strategy includes direct marketing, advertising, event sponsorship, and trade show participation. From a public relations perspective, our staff is frequently quoted in industry trade journals and requested as speakers at various industry events as subject matter experts on the topics of animal identification, traceability, branding, third party verification and certification, and the USDA verification programs.

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

COMPETITION

Of the approximately 775,000 independent suppliers of cattle in the United States, we estimate that only approximately 40,000 use some form of verification program. We currently provide tracking information for approximately 10,000 of the most significant independent suppliers which we believe supply greater than 50% of the beef and other livestock products available for export markets. Our key competitors for our SupplyVerified Program are: Scientific Certification Systems, and Quality Assurance International. We believe we differentiate ourselves from our competitors by providing better, more flexible solutions to all segments of the supply chain. We are also the market leader in the area of diversifying to the Non-Hormone Treated Cattle Verification Program and the USDA’s Never Ever 3 Verification Program.

In the organic market, we believe our key competitors are: Quality Assurance International, California Certified Organic Farmers, Oregon Tilth, and Organic Crop Improvement Association. We believe we differentiate ourselves in the marketplace by offering a cost effective bundled service package of valuable and unique solutions, such as Food Alliance, the Non-GMO Project, and Gluten Free certification.

SEASONALITY

Our business is subject to seasonal fluctuations. Significant portions of our revenues are typically realized during the second and third quarters of the fiscal year when the calf marketings and crop production are at their peak. Because of the seasonality of the business and our industry, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

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

EMPLOYEES

As of December 31, 2014, we had 46 employees. Our future success is substantially dependent upon the performance of our key senior management personnel, as well as our ability to attract and retain highly qualified technical personnel. Additional information regarding certain risks related to our employees is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

AVAILABLE INFORMATION

Our corporate website is located at www.wherefoodcomesfrom.com. We make available free of charge on our investor relations website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (SEC). Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age, and position of each of the persons who was serving as an executive officer of the Company as of December 31, 2014:

Name	Age	Position Held
John Saunders	43	CEO and Chairman of the Board
Leann Saunders	44	President and Director
Dannette Henning	45	Chief Financial Officer

John Saunders, founder of the company has served as the Chief Executive Officer and Chairman of the Board since 1998. Previously, Mr. Saunders was a partner and consultant for Pathfinder Consulting Services, Inc. in Parker, Colorado. An expert in both technology and the livestock industry, Mr. Saunders is a graduate of Yale University.

Leann Saunders joined the Company in 2003. She has served as the President since 2008 and as a director of the Company since January 2012. She manages all company operations. Prior to 2003, Mrs. Saunders worked for PM Beef Holdings (“PM”), an integrated beef company, and developed a supply system for PM's Ranch to Retail product line and managed PM's USDA Process Verified program. She then served as the company's Vice President of Marketing and Communications. Prior to joining PM in 1996, Mrs. Saunders worked for McDonald's Corporation as a Purchasing Specialist, and Hudson Foods Corporation. Mrs. Saunders graduated with a BS in Agriculture Business and an MS in Beef Industry Leadership from Colorado State University. Leann also sits on the Board of Directors for the International Stockmen’s Education Foundation, and is the current chair-elect for the United States Meat Export Federation for the 2014-2015 year.

Dannette Henning was engaged as a consultant beginning in November 2007 and was appointed as the Chief Financial Officer in February 2008. From 2004 to 2007, Ms. Henning was the Controller for Einstein Noah Restaurant Group. From 2001 to 2003, she served as the Controller for Vari-L Company. Mrs. Henning’s previous experience includes financial management positions with KPMG Peat Marwick, DF&R Restaurant Company, and CSI/CDC Company. Mrs. Henning is a CPA with more than 20 years of professional experience. She received a BBA degree in Accounting from the University of Texas at Arlington.

Family Relationships

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

We compete with many other vendors of products and services designed for tracking cattle and other livestock and for herd management and crop production practices. Our competitors range from small start-up companies to multi-national firms. Our competitors may have significantly greater financial, technical and marketing resources. Competition is likely to intensify as current competitors expand their product offerings and as new companies enter the market. Increasing competition may result in reduced margins and the loss of market share. Our competitors may offer broader service offerings or technologies that are more commercially attractive and gain greater market acceptance than our current or future products. Additionally, new technology may render our products obsolete.

The success of our business model depends on the broad acceptance of our technologies into markets that are continuing to develop as a result of the increasing focus on food safety and assurance.

We are currently benefiting from a slow but growing movement among the agriculture, livestock and food industry to source and/or age verify products. This emerging trend is fueled in part by consumers focus on food safety and assurance. However, we can offer no assurances that there will be market acceptance of our technologies. Furthermore, some of our primary target segments within the agriculture, livestock and food industry are experiencing unpredictable economic conditions and are expected to continue to struggle with supply, trade and profitability issues in the near term. Although we believe that our products, if adopted on a wide-scale basis, would have a significant impact on improving the safety, quality and confidence in the world’s food supply, our customers for these products historically have been very slow to change and reluctant to adopt new technologies and business practices.

Our business may be negatively impacted by international export market activities, including trade barriers to US beef and other livestock exports and customer acceptance of US beef and other livestock products.

In prior years, the Japanese and Korean beef and other livestock markets were closed to the U.S. as a result of mad cow disease in at least one animal in the United States. Currently, the Japanese and Korean markets are the largest beef and other livestock export markets for U.S. producers. Both markets require verification, which is important to the sale of our products. Because the U.S. market does not mandate verification, there is limited incentive for beef and other livestock producers in the U.S. to purchase our products. Therefore, international trade barriers and limited consumer acceptance of U.S. beef and other livestock products in foreign markets can significantly impair our sales and profitability.

We face risks of rapidly changing regulations which may negatively impact our programs.

Regulations and standards are continually evolving and present a challenging risk. For example, in January 2013, the Japanese government announced a change to its import requirements on US beef. Because the change enabled a significant increase in the amount of product qualifying for export to Japan, it negatively impacted the premiums typically seen in the marketplace for source and age verified cattle. As a result, it negatively impacted our source and age verification business by approximately 68% from 2012 to 2013. Due to the diversification of our product offerings and our strategy of managing to profitability, we were able to quickly minimize the impact of these adverse changes.

While we attempt to mitigate these risks by creating innovative programs that mitigate the risk of rapidly changing regulations, we can give no assurance that we will be successful in overcoming the potential negative impact to the results of our operations.

We face risks that highly contagious diseases or viral outbreaks may negatively impact the source of product we are able to verify.

Today infectious disease and viral outbreaks appear to be emerging more quickly than ever. For example, Porcine Epidemic Diarrhea Virus (PEDv) negatively impacted the pork/sow industry in 2014. Additionally, contagious disease or viral outbreaks create increased bio-exclusion considerations in our business. While we attempt to mitigate these risks by creating innovative solutions that mitigate the risk of transferring disease, we can give no assurance that we will be successful in overcoming the potential negative impact to the results of our operations.

In the event that market demand for third party verified products declines, our customers may not be able to generate sufficient revenues to justify purchase of our verification solutions and consulting services.

Public attitudes towards food production practices may be influenced by claims that these products are unsafe for consumption or pose unknown health risks. For example, decreased demand for beef and other livestock products could have a material adverse effect on the operating results and financial condition of our existing or prospective customers. If operating results of our customers are impaired, the resources that our customers can devote to building information systems for tracking cattle and other livestock and herd management would be reduced which in turn would limit purchases of our verification solutions and consulting services. Therefore, our ability to generate revenue is subject to the risks and uncertainties relating to the financial condition of our customers.

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

  trade barriers and changes in trade regulations;
  difficulties in developing, staffing and simultaneously managing a large number of varying foreign operations as a result of distance, language and cultural differences;
  stringent local labor laws and regulations;
  longer payment cycles;
  currency exchange rate fluctuations;
  political or social unrest or economic instability;
  import or export restrictions;
  seasonal volatility in business activity;
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

As part of our business strategy, we regularly evaluate acquisition opportunities as a means of diversifying our business, accelerating our growth and achieving our long-term strategic objectives the expansion of our operations, whether through acquisitions, development or internal growth, could divert management's attention and could also cause us to incur substantial costs, including legal, professional and consulting fees. There can be no assurance that we will be able to identify, acquire, develop or profitably manage additional companies or operations or successfully integrate such companies or operations into our existing operations without substantial costs, delays or other problems.

If our goodwill or intangible assets become impaired we may be required to record a significant charge to earnings.

We acquire other companies and may not realize all the economic benefit from those acquisitions, which could result in an impairment of goodwill or intangibles. Under accounting principles generally accepted in the United States (“U.S. GAAP”), we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill and indefinite life intangible assets for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined, negatively impacting our results of operations.

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

Both John and Leann Saunders' reputation and prominence in the field provide us with a strong competitive advantage. While they are currently bound by employment agreements, we can offer no assurance that John and or Leann Saunders will be able to continue to work for us in the event of an unforeseen accident, severe injury or major disease, or on a long-term basis. The loss of key personnel could have a material adverse effect on our business and operating results.

Directors, executive officers, principal stockholders and affiliated entities beneficially own or control a significant amount of our outstanding common stock and together meaningfully influence our activities.

As of February 6, 2015, John Saunders, our Chairman and CEO, and Leann Saunders, our President, beneficially owned in the aggregate approximately 33% of our common stock. These officers, if they determine to vote in the same manner, would have a significant impact on the outcome of any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions or terms of any liquidation. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

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

We do not currently intend to pay cash dividends.

We have not declared or paid any cash dividends on our common stock since our incorporation and do not anticipate that we will do so in the foreseeable future. Our present policy is to retain all available funds for use in our business development, operations and expansion. Payment of future cash dividends, if any, will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, contractual restrictions, business prospects and other factors that the Board of Directors considers relevant. In the absence of dividends, investors will only see a return on their investment if the value of our common stock appreciates.

Future sales of our securities in the public or private markets could adversely affect the trading price of our common stock and our ability to continue to raise funds in new stock offerings.

It is likely that we will sell common stock or securities exercisable or convertible into common stock in order to finance our future growth plans. Future sales of substantial amounts of our securities in the public or private markets would dilute our existing shareholders and potentially adversely affect the trading prices of our common stock and could impair our ability to raise capital through future offerings of securities. Alternatively, we may rely on debt financing and assume debt obligations that require us to make substantial interest and principal payments that could adversely affect our business and future growth potential.

Price volatility of our publicly traded securities could adversely affect investors’ portfolios.

In recent years, the securities markets in the United States have experienced high levels of price and volume volatility, and the market prices of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operating performance or prospects of such companies. It is likely that continual fluctuations in price will occur. We are listed on the over-the-counter electronic bulletin board, which may not provide as much liquidity for shares of our common stock as would a registered stock exchange. The price of our common stock has been subject to price and volume volatility in the past and will likely continue to be subject to such volatility in the future.

Because our common stock is deemed a “penny stock”, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) specified in Rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

  Deliver to the customer, and obtain a written receipt for, a disclosure document;
  Disclose certain price information about the stock;
  Disclose the amount of competition received by the broker-dealer or any associated person of the broker-dealer;
  Send monthly statements to customers with market and price information about the penny stock; and
  In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

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

In September 2013, as part of the Validus acquisition, Validus entered into a lease agreement with Praedium in which Validus is leasing office space. The lease is for a period of three years, expiring October 31, 2016, and requires rental payments of approximately $2,600 per month. There is no renewal feature. In addition to primary rent, the lease requires additional payments for operating costs and other common area maintenance costs.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may become involved in various legal actions, administrative proceedings and claims in the ordinary course of business. We generally record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable.

There are currently no ongoing proceedings against the Company.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY RELATED STOCKHOLDER MATTERS AND REGISTRANT’S PURCHASES OF EQUITY SECURITIES

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

	2014		2013
	High	Low	High	Low
First quarter	$3.24	$1.85	$1.40	$0.98
Second quarter	$2.66	$1.87	$1.40	$0.82
Third quarter	$2.69	$2.00	$2.02	$1.16
Fourth quarter	$3.00	$2.30	$2.25	$1.73

Stockholders

As of February 6, 2015, we estimate that there were 105 record holders of our common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals and entities are registered in the name of Cede & Co. A nominee of The Depository Trust Company, Cede & Co. is a securities depository for banks and brokerage firms.

Dividends

We have not declared or paid any cash dividends on our common stock. We presently do not have plans to pay any cash dividends in the future.

Recent Sales of Unregistered Securities

In connection with the Sterling acquisition (see Note 3 to the accompanying consolidated financial statements), we issued 42,096 shares of WFCF common stock valued at approximately $101,000 based upon the closing price of our stock on October 24, 2014, of $2.40 per share.

For services rendered by our advisors in connection with the Sterling acquisition (see Note 3 to the accompanying consolidated financial statements), we issued 31,250 shares of common stock of WFCF valued at approximately $75,000 based upon the closing price of our stock on October 24, 2014, of $2.40 per share.

On July 1, 2014, the Company completed the sale of 900,000 shares of its common stock ("Shares") to two investors for aggregate gross proceeds to the Company of $1,800,000. No fees were paid in connection with the transaction, as it was a non-brokered placement and no registration rights were granted to the investors.

In connection with the Validus acquisition (see Note 3 to the accompanying consolidated financial statements), we issued 708,681 shares of WFCF common stock valued at approximately $935,500 based upon the closing price of our stock on September 16, 2013, of $1.32 per share.

For services rendered by our advisors in connection with the Validus acquisition (see Note 3 to the accompanying consolidated financial statements), we issued 56,818 shares of common stock of WFCF valued at approximately $75,000 based upon the closing price of our stock on September 16, 2013, of $1.32 per share.

In September 2013, in connection with the settlement of a $200,000 unsecured note with a related party, we issued 175,972 shares of WFCF common stock valued at approximately $214,700 based upon the market price at the date of the agreement of $1.22 per share.

The issuance of these shares of our common stock described above was pursuant to the exemption from registration provided by Section 4(2)(2) of the Securities Act of 1933, as amended and related state private offering exemptions.

Issuer Purchases of Equity Securities

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market. Repurchased shares under the Stock Buyback Plan by year are as follows:

	Number of Shares	Cost of Shares	Average Cost per Share

Years prior to 2013	513,247	$121,294	$0.24
Year ended December 31, 2013	33,450	29,555	$0.88
Total	546,697	$150,849	$0.28

Our stock buyback plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. In the future, we may consider additional share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, and planned investment and financing needs.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K and other publicly available documents, including the documents incorporated herein and therein by reference, contain, and our officers and representatives may from time to time make, “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding:

•	our expectations and beliefs about the market and industry;
•	our goals, plans, and expectations regarding our operations and properties and results;
•	plans regarding our stock repurchase program;
•	our beliefs and expectations regarding our financial position, ability to finance operations and growth, and
•	the amount of financing necessary to support operations.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

  Changing technology and evolving standards in the livestock and food industry;
  Consumer focus on food safety and assurance;
  Economic and financial conditions in the livestock and food industry;
  International export market activities, including trade barriers to certain beef and other livestock exports;
  Market demand for beef and other livestock products;
  Seasonal volatility in business activity;
  Developments and changes in laws and regulations, including increased regulation of the livestock and food industry through legislative action and revised rules and standards;
  Strategic actions, including acquisitions and our success in integrating acquired businesses;
  Enforceability of our patents, trademarks and other intellectual property rights;
  Continued service of key senior management personnel; and
  Such other factors as discussed throughout Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Part I, Item 1A. Risk Factors.

Any forward-looking statement made by us in this annual report on Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

Sterling Acquisition

On October 24, 2014, an Asset Purchase Agreement (the “Purchase Agreement”) was entered into by and among Where Food Comes From, Inc. (“WFCF” or the “Company”), Sterling Solutions, LLC (“Seller”), and certain affiliates of the Seller.

Pursuant to the Purchase Agreement, WFCF purchased and acquired certain audit, assessment and verification business assets of the Seller as of October 24, 2014 for aggregate consideration of $251,000, which includes $150,000 in cash and 42,096 shares (the “Shares”) of common stock of WFCF valued at approximately $101,000 based upon the closing price of our stock on October 24, 2014, of $2.40 per share.

Based in Vale, OR, Sterling Solutions specializes in verification programs for the beef industry and has some of the leading calf ranch and feed yard customers in the western U.S., including a very strong presence in the Pacific Northwest. The Company’s licenses and accreditations include Source and Age, Non-Hormone Treated Cattle (NHTC), Animal Care and Well-being, Sterling Natural, High Quality Beef (HQB), Never Ever 3 (NE3), and other programs. The Company serves large dairies, calf ranches and cattle operations, and has more than 10 years of on-farm auditing experience.

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

We believe that Validus is the leading dairy, pork and poultry certifier in the United States and represents an opportunity to extend the range of our existing programs and establish our capabilities in other major food groups. As a result of this acquisition, we believe we are now positioned to offer our customers new solutions across the verification and certification spectrum. We also believe it provides diversification for our company, enables us to better serve our customers, and provides another avenue for our WhereFoodComesFrom® labeling program.

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

Pursuant to the Purchase Agreement, on February 29, 2012 (the “Closing”) the Company acquired 60% of the issued and outstanding common stock of ICS in exchange for aggregate consideration of approximately $427,800, which included $350,000 in cash and 172,840 shares of common stock of IMI valued at approximately $77,800, based upon the closing price of our stock on February 29, 2012, of $0.45 per share. The Purchase Agreement provides for 50% of the Shares to be held in escrow for a period of eighteen months to support any indemnification claims by us for breach of ICS representations, warranties and covenants under the Purchase Agreement. The Purchase Agreement also includes non-dilution provisions, and we have right of first refusal on the remaining 40% of the outstanding stock. The Company exercised its right and purchased the remaining 40% interest for cash of approximately $196,000 on March 1, 2014.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues

Total revenues for the year ended December 31, 2014 increased 51.2% over the year ended December 31, 2013.

Service revenues include sales of our USVerified solutions and related consulting, program development and web-based development services. Service revenues for the year ended December 31, 2014 increased 52.9% compared to the year ended December 31, 2013. Overall, this increase is due to both an increase in new verification customers, as well as the inclusion of Validus operations for a full year in 2014 and Sterling for two months of 2014.

Product sales are primarily sales of cattle identification ear tags. Product sales for the year ended December 31, 2014 increased 50.1% compared to the year ended December 31, 2013. The increase is due simply to an increase in number of customers and the impact of the December 2013 ADT ruling for traceability of livestock moving interstate.

Other revenue primarily represents the fees earned from our WhereFoodComesFrom® labeling program. Other revenue for the year ended December 31, 2014 decreased 9.9% compared to the year ended December 31, 2013. The decrease is due to a change in beef suppliers at one of our major customers. Congruent with the integrity reflected in all of our programs, this customer made the decision to pull the WFCF label from its beef products until an acceptable alternate verified beef supplier can be found. This customer’s licensing revenue from beef alone made up nearly half of our licensing revenue historically. The decrease was nearly absorbed entirely by the addition of significant new customers and new product lines for existing customers.

Cost of Revenues and Gross Margin

Cost of sales for the year ended December 31, 2014 were approximately $5,001,600 compared to approximately $3,091,800 for the year ended December 31, 2013. Gross margin for 2014 decreased to 42.9% of revenues compared to 46.7% for 2013. Overall the increase in costs are due to change in product mix coupled with bundling opportunities offset by the inclusion of a full year of Validus operations in 2014.

Our margins are impacted by various costs such as cost of products, salaries and benefits, insurance, and taxes. Because certain elements of our cost of revenues are fixed in nature, incremental sales positively impact our margins. Conversely, our gross margins for the year ended 2014 declined compared to 2013, predominately due to the absorption of certain fixed costs incurred by Validus, whose onsite pork verification revenue was delayed due to PEDv.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2014 were approximately $3,418,600, an increase of approximately $739,500, or 27.6% over the year ended December 31, 2013.

Overall, the increase in our selling, general and administrative expenses is due to the inclusion of Validus operations in 2014.

Income Tax Benefit

During the years ended December 31, 2014 and 2013, utilization of NOL carry forwards reduced our effective tax rate. For the year ended December 31, 2014 and 2013, we recorded income tax expense and an income tax benefit of approximately $140,900 and $1,800, respectively.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the year ended December 31, 2014 was approximately $229,100 or $0.01 per basic and diluted common share, compared to net loss of approximately $33,600 or less than a penny per basic and diluted common share for the year ended December 31, 2013.

Liquidity and Capital Resources

At December 31, 2014, we had cash and cash equivalents of approximately $2,583,100 compared to approximately $1,067,500 of cash and cash equivalents at December 31, 2013. Our working capital at December 31, 2014 was approximately $3,380,700 compared to approximately $1,533,600 at December 31, 2013.

Net cash provided by operating activities during 2014 was approximately $590,000 compared to net cash provided by operating activities of $216,900 during the same period in 2013. Cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock based compensation expense, and deferred taxes. Fluctuations are primarily due to the timing of cash receipts and cash disbursements offset by operating performance.

Net cash used in investing activities during 2014 was approximately $485,800 compared to net cash used in investing activities of $599,600 during 2013. Net cash used in 2014 was primarily attributable to the acquisition of the remaining 40% interest in ICS for which we paid $195,000 in cash as well as acquiring certain intangible assets of Global Animal Management, Inc. for cash of $65,000 and certain audit, assessment and verification business assets of Sterling Solutions, LLC for cash of $150,000. Additionally, we spent approximately $74,900 towards property and equipment. Net cash used in 2013 was directly related to the acquisition of Validus as well as purchases of property and equipment.

Net cash provided by financing activities during 2014 was approximately $1,411,300 compared to $46,800 in the 2013 period. Net cash provided in 2014 was due to the private placement of 900,000 shares of common stock for $1,800,000 in cash and $32,300 in proceeds from stock option exercises offset by repayments of debt and lease obligations of approximately $171,000. Net cash provided in 2013 period was due to proceeds from stock option exercises of $105,300 offset by repurchases of our common stock under the Buyback Program of approximately $29,600 and repayments of debt and lease obligations of approximately $28,900.

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

The culmination of all our efforts has brought significant opportunities to us including: increased investor confidence and renewed interest in our company, as well as the potential to develop business relationships with long term strategic partners. In keeping with our core business, we will continue to review our business model with a focus on profitability, long term capital solutions and the potential impact of acquisitions or divestitures, if such an opportunity arises.

Our plan for continued growth is primarily based upon acquisitions, as well as, intensifying our focus on international markets. We believe that there are significant growth opportunities available to us because often the only way to access various restrictions as imposed on international market imports/exports is via a quality verification program.

Debt Facility

On September 2, 2014, WFCF entered into a Business Loan Agreement (the “Agreement”) and a related promissory note (the “Note”) for a revolving line of credit with Castle Rock Bank. The term of the Agreement is until September 2, 2015, and it provides for advances up to $500,000. The interest rate on any amounts borrowed under the Agreement is 3.750% per annum, payable monthly. All amounts borrowed under the Agreement and the Note must be repaid by September 2, 2015 and can be prepaid without penalties. The Agreement contains certain customary affirmative and negative covenants. There were no amounts borrowed under this line of credit through December 31, 2014. Prior to entering into the Agreement with Castle Rock Bank, the Company paid the outstanding principal balance of its existing loan with Great Western Bank in the amount of approximately $150,000.

The Note is secured by a certificate of deposit in the amount of $250,000 and a security interest in 500,000 shares of Where Food Comes From, Inc. common stock. The 500,000 shares are personally owned by John and Leann Saunders, significant shareholders, officers and members of the Company’s Board of Directors.

On April 22, 2011, we entered into a U.S. Small Business Administration Note with Great Western Bank. The Note which was to mature on May 1, 2021 provided for $200,000 in additional working capital. The interest rate on the Note was at prime plus 2.5% and was adjusted quarterly. The note was paid in full during 2014.

ICS has a revolving line of credit (LOC) agreement which was renewed on April 1, 2014, and matures April 1, 2017. The LOC provides for $70,050 in working capital. The interest rate is at the New York prime rate plus 2.250% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. The LOC is collateralized by all the business assets of ICS. As of December 31, 2014, ICS had no amounts outstanding on this LOC.

Off Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet arrangements of any type.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

In connection with certain arrangements, reimbursable expenses are incurred and billed to customers and such amounts are recognized as both revenue and cost of revenue.

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

Revenues under contracts for consulting services are recognized when completed (for short-term projects). On occasion, we may enter into long-term projects, for which we use the percentage of completion method. No such long-term projects occurred during 2014 and 2013.

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
  Expected volatility assumptions were derived from our actual volatilities.
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

There is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may differ from the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Although the fair value of our share-based awards is determined in accordance with U.S. GAAP and the SEC's Staff Accounting Bulletin No. 107 using an option-pricing model, the value calculated may not be indicative of the fair value observed in a willing buyer / willing seller market transaction.

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

Income Taxes and Realization of Deferred Tax Assets

We compute income taxes using the asset and liability method. Under this method, deferred income taxes are recognized for differences between the basis of assets and liabilities for financial statement and income statement purposes using the enacted statutory rate in effect for the year these differences are expected to be taxable or deductible. Deferred income tax expense or benefit is based on the changes in the net deferred tax asset or liability from period to period. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. If we determine that a deferred tax asset could be realized in a greater or lesser amount than recorded, the asset's recorded amount is adjusted and the income statement is either credited or charged, respectively, in the period during which the determination is made.

We reduce our deferred tax assets by a valuation allowance if we determine that it is more likely than not that some portion or all of these tax assets will not be realized. In making this determination, we consider various qualitative and quantitative factors, such as:

•	The level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets would be deductible,
•	Accumulation of income (loss) before taxes utilizing a look-back period of three years.
•	Events within the industry,
•	The cyclical nature of our business,
•	The health of the economy,
•	Our future forecasts of taxable income, and
•	Historical trending.

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

Intangible Assets

Our intangible assets consist of customer lists, accreditations, beneficial lease arrangement and trade name related to our acquisitions, recorded at estimated fair value. It also consists of our trademark rights and the related costs incurred to obtain the trademark rights recorded at cost. These assets are subject to amortization using the straight-line method over the estimated useful lives of the respective assets, which range from two to fifteen years. We review our intangible assets for impairment at least annually or whenever impairment indicators are determined to be present. If an impairment exists, the amount of impairment is measured as the excess of the carrying amount of the asset over its fair value as determined utilizing the estimated discounted future cash flows, or some other fair value measure, or the expected proceeds, net of costs to sell, upon sale of the asset. During 2013 and 2014, we completed an impairment analysis, and based upon the work performed, we concluded that no impairment existed.

Goodwill and Other Non-Amortizable Intangible Asset

Goodwill relates to our acquisitions of ICS and Validus. Both ICS and Validus are reporting units one level below our Certification and Verification Services segment. All other non-amortizable intangible assets relate to the trademarks/trade name acquired in the Validus acquisition and have an indefinite life.  We review goodwill and non-amortizable intangible assets for impairment annually in the fourth quarter, or more frequently if impairment indicators arise. Impairment indicators include (i) a significant decrease in the market value of an asset (ii) a significant change in the extent or manner in which an asset is used or a significant physical change in an asset, (iii) a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action by a regulator, and (iv) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue.

We estimate a reporting unit’s fair value using a 6-year projection of discounted cash flows which incorporates planned growth rates, market-based discount rates and estimates of residual value. Additionally, we used a market-based, weighted-average cost of capital of 15% to discount the projected cash flows of those operations. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, industry and economic conditions and our actual results and conditions may differ over time. If the carrying value of a reporting unit’s net assets exceeds its fair value, the second step is applied to measure the difference between the carrying value and implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, the goodwill is considered impaired and reduced to its implied fair value.

In 2014 and 2013, there were no impairments of goodwill. In connection with our 2014 annual impairment testing, we noted one reporting unit which was more sensitive to near-term changes in discounted cash flow assumptions: Validus with approximately $747,000 of goodwill as of December 31, 2014 and fair value in excess of its carrying value of net assets of 3.9%. While the reporting unit passed the first step of the impairment test, if operating income or another valuation assumption were to deteriorate significantly in the future, it could adversely affect the estimated fair value. If we are unsuccessful in our plans to increase the profitability of the Validus reporting unit, the estimated fair value could decline and lead to a potential goodwill impairment in the future.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Where Food Comes From, Inc.:

We have audited the accompanying consolidated balance sheets of Where Food Comes From, Inc. and its subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income (loss), equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, in September 2013, the Company acquired a 60% interest in Validus Verification Services, LLC; in March 2014, the Company acquired the remaining 40% interest of International Certification Services, Inc., and in October 2014 the Company acquired assets of Sterling Solutions, LLC.

/s/ GHP Horwath, P.C.

Denver, Colorado

February 17, 2015

Where Food Comes From, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$2,583,058	$1,067,537
Restricted cash	250,000	—
Accounts receivable, net	979,532	683,800
Prepaid expenses and other current assets	126,938	143,576
Deferred tax assets	167,805	190,184
Total current assets	4,107,333	2,085,097
Property and equipment, net	231,886	253,206
Intangible and other assets, net	1,952,678	1,716,115
Goodwill	1,279,762	1,279,762
Long-term deferred tax assets	361,797	480,294
Total assets	$7,933,456	$5,814,474

Liabilities and Equity
Current liabilities:
Accounts payable	$401,131	$277,633
Accrued expenses and other current liabilities	65,849	56,091
Customer deposits	69,090	39,134
Deferred revenue	178,724	149,660
Short-term debt and current portion of notes payable	7,425	24,782
Current portion of capital lease obligations	4,397	4,173
Total current liabilities	726,616	551,473
Capital lease obligations, net of current portion	6,410	10,808
Notes payable and other long-term debt, net of current portion	16,245	165,755
Total liabilities	749,271	728,036

Commitments and contingencies

Contingently redeemable non-controlling interest	974,019	1,018,396

Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized;
24,266,827 (2014) and 23,233,483 (2013) shares issued, and
23,720,130 (2014) and 22,686,786 (2013) shares outstanding	24,266	23,233
Additional paid-in-capital	7,428,754	5,216,327
Treasury stock of 546,697 shares (2014 and 2013)	(150,849)	(150,849)
Accumulated deficit	(1,092,005)	(1,321,100)
Total Where Food Comes From, Inc. equity	6,210,166	3,767,611
Non-controlling interest	—	300,431
Total equity	6,210,166	4,068,042
Total liabilities and stockholders' equity	$7,933,456	$5,814,474

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.
Consolidated Statements of Income (Loss)

	Year ended December 31,
	2014	2013
Revenues:
Service revenues	$7,564,585	$4,947,430
Product sales	1,085,671	723,449
Other revenue	114,676	127,277
Total revenues	8,764,932	5,798,156
Costs of revenues:
Labor and other costs of services	4,283,218	2,572,538
Costs of products	718,410	519,221
Total costs of revenues	5,001,628	3,091,759
Gross profit	3,763,304	2,706,397
Selling, general and administrative expenses	3,418,578	2,679,089
Income from operations	344,726	27,308
Other expense (income):
Interest expense	9,818	33,588
Other income, net	(3,204)	(1,469)
Income (loss) before income taxes	338,112	(4,811)
Income tax expense (benefit)	140,876	(1,778)
Net income (loss)	197,236	(3,033)
Net loss (income) attributable to non-controlling interest	31,859	(30,527)
Net income (loss) attributable to Where Food Comes From, Inc.	$229,095	$(33,560)

Net income (loss) per share:
Basic	$0.01	$ *
Diluted	$0.01	$ *

Weighted average number of common shares outstanding:
Basic	23,170,074	21,893,794
Diluted	23,400,068	21,893,794

* less than a penny ($0.01) per share

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2014	2013

Operating activities:
Net income (loss)	$197,236	$(3,033)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	225,638	119,696
Stock-based compensation expense	88,060	70,152
Common stock issued for services rendered	75,000	75,000
Common stock issued in connection with extinguishment of debt	—	14,686
Deferred tax expense (benefit)	140,876	(1,778)
Bad debt expense	5,185	3,000
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable	(300,917)	(159,729)
Prepaid expenses and other assets	(33,362)	(63,387)
Accounts payable	123,498	142,720
Accrued expenses and other current liabilities	39,714	8,939
Deferred revenue	29,064	10,638
Net cash provided by operating activities	589,992	216,904

Investing activities:
Acquisition of International Certification Services, Inc., (remaining interest in 2014)	(195,926)	(565,000)
Acquisition of Sterling Solutions, LLC	(150,000)	—
Purchase of other intangible assets	(65,000)	—
Purchases of property and equipment	(74,852)	(34,645)
Net cash used in investing activities	(485,778)	(599,645)

Financing activities:
Repayments of notes payable	(166,867)	(23,442)
Repayments of capital lease obligations	(4,174)	(5,506)
Restricted cash for line of credit collateral	(250,000)	—
Proceeds from issuance of common stock	1,800,000	—
Proceeds from stock option exercise	32,348	105,292
Stock repurchase under Buyback Program	—	(29,555)
Net cash provided by financing activities	1,411,307	46,789
Net change in cash	1,515,521	(335,952)
Cash and cash equivalents at beginning of year	1,067,537	1,403,489
Cash and cash equivalents at end of year	$2,583,058	$1,067,537

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.
Consolidated Statement of Equity
Years ended December 31, 2014 and 2013

	Where Food Comes From, Inc.
			Additional
	Common Stock		Paid-in	Treasury	Accumulated	Non-controlling
	Shares	Amount	Capital	Stock	Deficit	Interest	Total

Balance at January 1, 2013	21,323,799	$21,837	$3,668,556	$(121,294)	$(1,287,540)	$287,995	$2,569,554
Stock-based compensation expense	—	—	70,152	—	—	—	70,152
Issuance of common shares upon exercise of options	454,966	454	104,838	—	—	—	105,292
Excess tax benefit from share based payments			148,579				148,579
Issuance of common shares in settlement of debt	175,972	176	214,509	—	—	—	214,685
Acquisition of Validus Verification Services:							—
Shares issued	708,681	709	934,750	—	—	—	935,459
Issuance of common shares for acquisition-related
consulting fees	56,818	57	74,943	—	—	—	75,000
Stock repurchase on the open market	(33,450)	—	—	(29,555)	—	—	(29,555)
Net (loss) income	—	—	—	—	(33,560)	12,436	(21,124)
Balance at December 31, 2013	22,686,786	23,233	5,216,327	(150,849)	(1,321,100)	300,431	4,068,042
Stock based compensation expense			88,060	—	—		88,060
Issuance of common shares upon exercise of options	59,998	60	32,288	—	—		32,348
Acquisition of non-controlling interest of ICS	—	—	117,022	—	—	(312,948)	(195,926)
Acquisition of Sterling Solution, LLC	42,096	42	100,988				101,030
Issuance of common shares for acquisition-related
consulting fees	31,250	31	74,969				75,000
Private placement of shares of common stock	900,000	900	1,799,100	—	—		1,800,000
Net income	—	—	—	—	229,095	12,517	241,612
Balance at December 31, 2014	23,720,130	$24,266	$7,428,754	$(150,849)	$(1,092,005)	$—	$6,210,166

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 1 - The Company and Basis of Presentation

Business Overview

Where Food Comes From, Inc. is a Colorado corporation based in Castle Rock, Colorado (“WFCF”, the “Company,” “our,” “we,” or “us”). We provide verification and certification solutions for the agriculture, livestock and food industry. Most of our customers are located throughout the United States.

On February 29, 2012, we completed an acquisition of a 60% ownership investment in a North Dakota company, International Certification Services, Inc. (“ICS”). On March 1, 2014, the Company exercised its call option to purchase the remaining 40% interest of the stock of ICS in exchange for cash consideration (Note 3).

On September 16, 2013, we acquired the auditing business of Praedium Ventures, LLC, (“Praedium”) previously known as Validus Ventures, LLC (Note 3). This acquisition has been accounted for using the acquisition method of accounting and, accordingly, its results are included in the Company’s consolidated financial statements from the date of acquisition.

On October 24, 2014, we acquired certain audit, assessment and verification business assets of Sterling Solutions, LLC (“Sterling”) (Note 3).

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

The accompanying consolidated financial statements include the results of operations, financial position and cash flows of the Company and its subsidiaries. At December 31, 2014, our 100%-owned subsidiaries include ICS and our 60%-owned subsidiary is Validus Ventures, LLC. All intercompany balances have been eliminated in consolidation.

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

We place our cash with high quality financial institutions. At times, cash balances may exceed the FDIC insurance limit; however, we have not experienced any losses related to balances that exceed such FDIC insurance limits, and we believe our credit risk is minimal. At times, we may also invest in short-term investments with original maturities of three months or less, which we consider to be cash and cash equivalents, since they are readily convertible to cash.

Restricted cash of $250,000 at December 31 2014 represents a certificate of deposit with a financial institution that is required as collateral under a revolving line of credit (Note 6).

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Revenue Recognition

We offer a range of products and services to deploy and maintain identification, traceability, and verification systems and to facilitate customers’ participation in and compliance with the USDA’s Quality System Assessment, Process Verification and Export Verification Programs. We generate revenue primarily from the sale of our verification solutions, consulting services and hardware sales. We sell our products and services directly to customers at various levels in the livestock supply chain.

Revenue is recognized when persuasive evidence of an agreement with the customer exists, delivery has occurred or services have been provided, the sales price is fixed or determinable, collectability is reasonably assured, and risk of loss and title have transferred to the customer.

No single customer generated more than 10% of total net revenue in 2014 or 2013.

Service revenues primarily consist of fees charged for verification audits and other verification services that the Company performs for customers. Revenue from verification audits is recognized upon completion of the audits. Contracts for these services are cancelable only for non-performance.

In connection with certain arrangements, reimbursable expenses are incurred and billed to customers and such amounts are recognized as both revenue and cost of revenue.

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

Revenues under contracts for consulting services are recognized when completed (for short-term projects). On occasion, we may enter into long-term projects, for which we use the percentage of completion method. No such long-term projects occurred during 2014 and 2013.

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

Accounts Receivable and Allowance for Doubtful Accounts

Our receivables are generally due from trade customers. Credit is extended based on our evaluation of the customer’s financial condition and generally, collateral is not required. Accounts receivable are generally due approximately 30 days from the invoice date and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts receivable that are outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss and payment history, the customer’s current ability to pay its obligations to us and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The allowance for doubtful accounts was approximately $25,800 and $20,700, at December 31, 2014 and 2013, respectively.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

No single customer accounted for greater than 10% of our accounts receivable balances at December 31, 2013 and 2014.

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

Fair Value Measurements

The carrying value of cash and restricted cash, accounts receivable, and accounts payable approximate fair value due to their short maturities. The amounts shown for debt and notes payable also approximate fair value because current interest rates and terms offered to us for similar debt are substantially the same.

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Intangible Assets

Our intangible assets consist of customer relationships, accreditations, a beneficial lease arrangement and tradename/trademarks related to our acquisitions, recorded at estimated fair value. Intangible assets also include certain trademark rights and the related costs incurred to obtain the trademark rights recorded at cost. Certain of these assets are subject to amortization using the straight-line method over the estimated useful lives of the respective assets (Note 5).

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

Significant judgments are required to estimate the fair value of intangible assets including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or impairment at future reporting dates.  No impairment was identified on the Company’s long-lived assets through December 31, 2014.

Goodwill and Other Non-Amortizable Intangible Assets

Goodwill relates to our acquisitions of ICS and Validus. Both ICS and Validus are reporting units one level below our Certification and Verification Services segment. All other non-amortizable intangible assets relate to the trademarks/trade name acquired in the Validus acquisition and have an indefinite life.  We review goodwill and non-amortizable intangible assets for impairment annually in the fourth quarter, or more frequently if impairment indicators arise. Impairment indicators include (i) a significant decrease in the market value of an asset (ii) a significant change in the extent or manner in which an asset is used or a significant physical change in an asset, (iii) a significant adverse change in legal factors or in the business climate that could affect the value of an asset or an adverse action by a regulator, and (iv) a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with an asset used for the purpose of producing revenue.

We estimate a reporting unit’s fair value using a 6-year projection of discounted cash flows which incorporates planned growth rates, market-based discount rates and estimates of residual value. Additionally, we used a market-based, weighted-average cost of capital of approximately 15% to discount the projected cash flows of those operations. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, industry and economic conditions and our actual results and conditions may differ over time. If the carrying value of a reporting unit’s net assets exceeds its fair value, the second step is applied to measure the difference between the carrying value and implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, the goodwill is considered impaired and reduced to its implied fair value.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

In 2014 and 2013, there were no impairments of goodwill. In connection with our 2014 annual impairment testing, we noted that our Validus reporting unit was more sensitive to near-term changes in discounted cash flow assumptions: approximately $747,000 of goodwill is attributable to the Validus reporting unit as of December 31, 2014, and fair value in excess of its carrying value of net assets by approximately 4.0%. While the reporting unit passed the first step of the impairment test, if operating income or another valuation assumption were to deteriorate significantly in the future, it could adversely affect the estimated fair value. If we are unsuccessful in our plans to increase the profitability of the Validus reporting unit, the estimated fair value could decline and lead to potential goodwill impairment in the future.

Research and Development, Software Development Costs, and Internal Use Software Development Costs

Research and development costs are charged to operations as incurred. We did not incur any research and development expense in 2014 and 2013.

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

Prior to 2011, we capitalized certain external and internal use software and website development costs totaling $183,385. The estimated useful lives of these pre-2011 costs capitalized was evaluated for each specific project and ranges from one to three years. In 2013, we acquired certain assets of Validus, which included internally- developed software with an estimated fair value of $129,000. During 2014 and 2013, the amortization of capitalized costs totaled approximately $43,000 and $12,800, respectively. Capitalized costs are included in property and equipment.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expense for the years ended December 31, 2014 and 2013, were approximately $59,500 and $59,700, respectively.

Income Taxes

We compute income taxes using the asset and liability method. Under this method, deferred income taxes are recognized for differences between the basis of assets and liabilities for financial statement and income statement purposes using the enacted statutory rate in effect for the year these differences are expected to be taxable or deductible. Deferred income tax expense or benefit is based on the changes in the net deferred tax asset or liability from period to period. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. If we determine that a deferred tax asset could be realized in a greater or lesser amount than recorded, the asset's recorded amount is adjusted and the income statement is either credited or charged, respectively, in the period during which the determination is made.

We reduce our deferred tax assets by a valuation allowance if we determine that it is more likely than not that some portion or all of these tax assets will not be realized. In making this determination, we consider various qualitative and quantitative factors, such as:

•	The level of historical taxable income and projections for future taxable income over periods in which the deferred tax assets would be deductible,
•	Accumulation of income (loss) before taxes utilizing a look-back period of three years.
•	Events within the industry,
•	The cyclical nature of our business,
•	The health of the economy,
•	Our future forecasts of taxable income, and
•	Historical trending.

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

We file income tax returns in the US federal jurisdiction and various state jurisdictions. We are no longer subject to US federal tax examination for years beginning before January 1, 2011, and the state tax returns that remain subject to examination include those for the years ended December 31, 2012 through the years ended December 31, 2014.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Stock-Based Compensation

The fair value of stock options is estimated using the Black-Scholes option-pricing model, which incorporates ranges of assumptions for inputs. Our assumptions are as follows:

  Dividend yield is based on our historical and anticipated policy of not paying cash dividends.
  Expected volatility assumptions were derived from our actual volatilities.
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

Our stock-based compensation cost for the years ended December 31, 2014 and 2013, was approximately $88,100 and $70,200, respectively, and has been included in income from operations.

The fair value of stock options granted during 2014 and 2013 (Note 9) was estimated using the following assumptions:

	2014	2013

Stock options granted	30,334 shares	82,500 shares
Expected life of options from the date of grant	9 years	8 years
Risk free interest rate	.11% - 1.59%	.71% - 1.52%
Expected volatility	77% - 195%	199% - 202%
Assumed dividend yield	0%	0%

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts from Customers, which supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, and is to be applied retrospectively, with early adoption not permitted. We do not expect this to have a material impact on our results of operations, financial condition, or liquidity in future periods.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Net income and shareholders' equity were not affected by these reclassifications.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 3 – Business Acquisitions

Sterling Acquisition

On October 24, 2014, an Asset Purchase Agreement (the “Purchase Agreement”) was entered into by and among Where Food Comes From, Inc. (“WFCF” or the “Company”), Sterling Solutions, LLC (“Sterling” or “the Seller”), and certain affiliates of the Seller.

Pursuant to the Purchase Agreement, WFCF purchased and acquired customer relationships and trademarks of the Seller as of October 24, 2014 for aggregate consideration of $251,000, which includes $150,000 in cash and 42,096 shares (the “Shares”) of common stock of WFCF valued at approximately $101,000 based upon the closing price of our stock on October 24, 2014, of $2.40 per share. This transaction was accounted for under the acquisition method of accounting and the purchase price has been allocated (on a provisional basis) primarily all to customer relationships, based on estimated fair value. This purchase price allocation is preliminary and subject to change, as we are still reviewing all of the underlying assumptions and calculations used in the allocation.

Based in Vale, OR, Sterling Solutions specializes in verification programs for the beef industry and has some of the leading calf ranch and feed yard customers in the western U.S., including a very strong presence in the Pacific Northwest. The Seller’s licenses and accreditations include Source and Age, Non-Hormone Treated Cattle (NHTC), Animal Well-being, Sterling Natural, High Quality Beef (HQB), Never Ever 3 (NE3), and other programs. The Seller serves large dairies, calf ranches and cattle operations, and has more than 10 years of on-farm auditing experience.

The pro forma effects of Sterling on the Company's consolidated results of operations for 2014 and 2013, as if the acquisition had occurred on January 1, 2013 and 2014 are not material.

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

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

We believe that Validus is the leading egg, dairy, pork and poultry certifiers in the United States and represents an opportunity to extend the range of our existing programs and establish our capabilities in other major food groups. As a result of this acquisition, we believe we are now positioned to offer our customers new solutions across the verification and certification spectrum. We also believe it provides diversification for our company, enables us to better serve our customers, and provides another avenue for our WFCF program.

The following table summarizes the estimated fair values assigned to the assets and liabilities acquired in addition to the excess of the purchase price over the net assets acquired at the Validus acquisition date:

Sept 16, 2013
Accounts receivable	$150,000
Excess attributable to intangible assets	2,350,765
Total fair value	2,500,765
Fair value of non-controlling interest	1,000,306
Total consideration	$1,500,459

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

The following unaudited pro forma information presents the results of operations for the year ended December 31, 2013, as if the acquisition of Validus had occurred on January 1, 2013.

(Unaudited)
Total revenue	$6,912,276
Net loss	$(20,685)
Basic and diluted earnings (loss) per share	$(0.00)

In December 31, 2013, we incurred a total of approximately $269,000 in advisory and legal fees related to the acquisition of Validus, of which, approximately $219,000 is reported in selling, general and administrative expenses in the accompanying consolidated statement of loss for the year ended December 31, 2013.

ICS Acquisition

On February 29, 2012, we entered into a Purchase and Exchange Agreement (the “Purchase Agreement”), by and among the Company and ICS, and other shareholders as individually named in the Agreement (collectively the “Sellers”).

Pursuant to the Purchase Agreement, on February 29, 2012 (the “Acquisition Date”), the Company acquired 60% of the issued and outstanding common stock of ICS. The Purchase Agreement also includes non-dilution provisions, and we had a right of first refusal on the remaining 40% of the outstanding stock. The transaction was accounted for using the acquisition method of accounting.

On March 1, 2014, the Company exercised its call option to purchase the remaining 40% interest of the stock of ICS in exchange for cash consideration of approximately $196,000, pursuant to the Purchase Agreement. The carrying amount of the non-controlling interest was adjusted to $0 to reflect the change in the Company’s ownership interest up to 100%. The difference between the fair value of the consideration paid and the carrying value of the non-controlling interest on the date of the transaction was adjusted to equity.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 4 - Property and Equipment

The major categories of property and equipment are as follows as of December 31:

	2014	2013

Automobiles	$47,397	$47,397
Furniture and office equipment	136,627	150,528
Software and tools	381,713	350,944
Website development and other enhancements	183,385	183,385
Building and leasehold improvements	50,747	48,747
Land	2,436	2,436
	802,305	783,437
Less accumulated depreciation	570,419	530,231
Property and equipment, net	$231,886	$253,206

Depreciation expense for the years ended December 31, 2014 and 2013 was approximately $96,200 and $57,000, respectively.

Note 5 – Intangible and Other Assets

The following table summarizes our intangible assets as of December 31:

			Estimated
	2014	2013	Useful life
Intangible assets subject to amortization:
Tradenames and Trademarks	$64,307	$64,307	2.5 - 8.0 years
Accreditations	88,663	88,663	5.0 years
Customer Relationships	1,401,330	1,085,300	8.0 - 15.0 years
Beneficial Lease Arrangement	120,200	120,200	11.0 years
	1,674,500	1,358,470
Less accumulated amortization	236,822	107,355
	1,437,678	1,251,115
Tradenames/trademarks (not subject to amortization)	465,000	465,000
	1,902,678	1,716,115
Deposit	50,000	—
Intangible and other assets, net	$1,952,678	$1,716,115

The deposit represents an advance payment to a third-party institution for laboratory verification and testing services.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Amortization expense for the years ended December 31, 2014 and 2013 was approximately $129,500 and $62,700, respectively. Future scheduled amortization of intangible assets is as follows:

Fiscal year ending December 31:

2015	$156,023
2016	155,072
2017	153,250
2018	148,589
2019	137,339
Thereafter	687,405
$1,437,678

Note 6 - Notes Payable

Notes payable consist of the following:

	December 31,
	2014	2013
Equipment Note Payable	$23,670	$30,729
Great Western Bank SBA Loan	—	159,808
	23,670	190,537
Less current portion of notes payable and other long-term debt	7,425	24,782
Notes payable and other long-term debt, net of current portion	$16,245	$165,755

Equipment Note Payable

In 2012, we purchased a vehicle and entered into a note payable for $37,407 with interest and principal payments due in equal monthly installments of $715 over five years beginning January 2013. This note bears an interest rate of 5.5% per annum and is collateralized by the vehicle.

Great Western Bank SBA Loan

In April 2011, we entered into a U.S. Small Business Administration (“SBA”) Note with Great Western Bank. This note, which was to mature on May 1, 2021, provided for $200,000 in additional working capital. The interest rate was at prime plus 2.5% and was adjusted quarterly. Principal and interest were payable monthly. The loan balance was paid in full during 2014.

ICS Revolving Line of Credit

ICS has a revolving line of credit (LOC) agreement which was renewed on April 1, 2014 and matures April 1, 2017. The LOC provides for $70,050 in working capital. The interest rate is at the New York prime rate plus 2.250% and is adjusted daily (5.5% at December 31, 2014). Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. The LOC is collateralized by all the business assets of ICS. As of December 31, 2014, ICS had no amounts outstanding under this LOC.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

WFCF Revolving Line of Credit

On September 2, 2014, WFCF entered into a Business Loan Agreement (the “Agreement”) and a related promissory note (the “Note”) for a revolving line of credit with Castle Rock Bank. The term of the Agreement is until September 2, 2015, and it provides for advances up to $500,000. The interest rate on any amounts borrowed under the Agreement is 3.750% per annum, payable monthly. All amounts borrowed under the Agreement and the Note must be repaid by September 2, 2015 and can be prepaid without penalties. The Agreement contains certain customary affirmative and negative covenants. There were no amounts borrowed under this line of credit through December 31, 2014. Prior to entering into the Agreement with Castle Rock Bank, the Company paid the outstanding principal balance of its existing loan with Great Western Bank in the amount of approximately $150,000.

The Note is secured by a certificate of deposit in the amount of $250,000 and a security interest in 500,000 shares of WFCF common stock. The 500,000 shares are personally owned by John and Leann Saunders, significant shareholders, officers and members of the Company’s Board of Directors.

Scheduled maturities under notes payable for the next five years and thereafter, as of December 31, 2014, are as follows:

Year ending December 31:

2015	$7,425
2016	7,882
2017	8,363
$23,670

Note 7 - Income Taxes

The reconciliation of income taxes calculated at the statutory rates to our effective tax rate is as follows:

	December 31,
	2014	2013
Expected tax expense	$114,960	$(1,635)
State tax provision, net	11,475	(144)
Permanent differences	53,604	53,507
Stock-based compensation and other	(28,854)	(56,058)
Business tax credit applied	(37,622)	—
Other, net	27,313	2,552

Total income tax expense (benefit)	$140,876	$(1,778)

Deferred federal tax expense for 2014 was $136,650. Deferred federal tax benefit for 2013 was $1,678. Deferred state tax expense for 2014 was $4,226. Deferred state tax benefit for 2013 was $100.

At December 31, 2014, we had a charitable contribution carryforward of approximately $37,600, which will expire between 2017 and 2018.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets as of December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
Deferred tax assets, current:
Net operating loss carryforwards	$146,751	$130,820
Accruals, stock based compensation and other	21,054	41,360
Other	—	18,004
Deferred tax assets, current	167,805	190,184

Deferred tax assets (liabilities), non-current:
Net operating loss carryforwards	466,162	566,456
Property and equipment	(22,630)	(39,923)
Intangibles assets	(95,635)	(92,156)
Charitable contributions	13,900	15,517
Business tax credits	—	30,400
Deferred tax assets, non-current	361,797	480,294

Net deferred tax assets	$529,602	$670,478

As of December 31, 2014, our net operating loss carryforwards for U.S. federal income tax purposes were approximately $1.66 million, and were subject to the following expiration schedule:

December 31, 2006	$947,685	December 31, 2026
December 31, 2007	365,518	December 31, 2027
December 31, 2013	343,317	December 31, 2033
Total tax carryforwards	$1,656,520

Our unused net operating loss carryforwards may be applied against future taxable income.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 8 – Stock Buyback Plan

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market at the quoted market price on the date of repurchase. No shares were repurchased in 2014. Repurchased shares under the Stock Buyback Plan by year, prior to 2014, are as follows:

	Number of Shares	Cost of Shares	Average Cost per Share

Years prior to 2013	513,247	$121,294	$0.24
Year ended December 31, 2013	33,450	29,555	$0.88
Total	546,697	$150,849	$0.28

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

Note 9 - Equity

Common Stock

On July 1, 2014, the Company completed the sale of 900,000 shares of its common stock to two investors for aggregate gross proceeds to the Company of $1,800,000. No fees were paid in connection with the transaction.

2006 Equity Incentive Plan

The 2006 Equity Incentive Plan (the “Plan”) provides for the issuance of stock-based awards to employees, officers, directors and consultants. The Plan permits the granting of stock awards and stock options. The vesting of stock-based awards is generally subject to meeting certain performance based objectives, the passage of time or a combination of both, and continued employment through the vesting period. The Plan provides for the issuance of a maximum of 3,000,000 shares of our common stock, of which 369,834 shares were still available for issuance as of December 31, 2014.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Stock Option Activity

Stock option activity during 2014 and 2013 is summarized as follows:

			Weighted Avg.
Weighted Avg.	Weighted Avg.	Weighted Avg.	Remaining
Number of	Number of	Exercise Price	Fair Value	Contractual Life	Aggregate
Options/Warrants	Options/Warrants	per Share	per Share	(in years)	Intrinsic Value
Outstanding, January 1, 2013	805,800	$0.25	$0.24	3.85	$561,723
Granted	82,500	$1.16	$1.21	9.56
Exercised	(454,966)	$0.23	$0.05	0.11
Expired	(15,000)	$0.54	$0.54	7.74
Outstanding, December 31, 2013	418,334	$0.66	$0.24	7.49	$560,443
Granted	30,334	$1.68	$1.88	8.08
Exercised	(59,998)	$0.54	$0.63	6.45
Canceled	(29,502)	$0.75	$0.75	7.12
Outstanding, December 31, 2014	359,168	$0.76	$0.71	6.58	$768,869
Exercisable, December 31, 2014	253,325	$0.53	$0.46	5.81	$599,677
Unvested, December 31, 2014	105,843		$1.33	$8.43

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of our common stock on December 31, 2014 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2014.

During the year ended December 31, 2014, a total of 29,502 options issued under the Plan were forfeited, 18,334 of which were vested and 11,168 which were unvested. The options were exercisable at an average of $0.75 per share and were forfeited upon the employees’ termination from the Company. During the year ended December 31, 2013, a total of 15,000 options were forfeited, 6,666 of which were vested and 8,334 were unvested. The options were exercisable at an average of $0.54 per share and were forfeited upon the employees’ terminations from the Company.

The following table summarizes the activity and value of non-vested options as of and for the fiscal year ended December 31, 2014:

		Weighted Avg
	Number of	Grant Date
	Options	Fair Value
Non-vested options, December 31, 2013	215,857	$0.88
Granted	30,334	$1.88
Vested	(129,180)	$0.68
Forfeited	(11,168)	$1.45
Non-vested options, December 31, 2014	105,843	$1.33

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

At December 31, 2014, the Company had unrecognized expenses relating to options that are expected to vest totaling $98,051. The weighted average period over which these options are expected to vest is less than 2 years. The Company has not recorded any excess tax benefit to additional paid in capital in 2014.

Note 10 - Basic and Diluted Net Income (Loss) per Share

Basic net income (loss) per share was computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following is a reconciliation of the share data used in the basic and diluted income per share computations:

	Year ended December 31,
	2014	2013
Basic:
Weighted average shares outstanding	23,170,074	21,893,794
Diluted:
Weighted average shares outstanding	23,170,074	21,893,794
Weighted average effects of dilutive securities	229,994	—
Total	23,400,068	21,893,794
Antidilutive securities:	—	418,334

Note 11 - Related Party Transactions

In 2014 and 2013, we recorded total net revenue of approximately $12,500 and $11,100, respectively, from related parties. The related parties consisted of a business owned by the father of Leann Saunders, our President, and a business owned by Pete Lapaseotes, a member of our Board of Directors.

Note 12 – Commitments and Contingencies

Operating Leases

The Company leases a building for our headquarters in Castle Rock, Colorado. This lease is for a period of three years with an expiration date of June 15, 2015. In addition to the primary rent, the lease requires additional payments for operating costs and other common area maintenance costs.

In September 2013, as part of the Validus acquisition, Validus entered into a related-party lease agreement for its office space with Praedium (the non-controlling interest holder). The lease is for a period of three years, expiring October 31, 2016, and requires rental payments of approximately $2,600 per month. There is no renewal feature. In addition to primary rent, the lease requires additional payments for operating costs and other common area maintenance costs.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

We also own approximately ¾ acre on which a 2,300 square foot building is located in Medina, North Dakota. ICS leases space in this building under a 5-year lease with an expiration date of March 1, 2018. One additional option to renew for a 5-year term exists and is deemed to automatically renew unless written notice is provided 60 days before the end of the term. ICS is charged a monthly rental rate of approximately $150 plus all utilities, taxes and other expenses based on actual expenses to maintain the building.

Rent expense for the years ended December 31, 2014 and 2013, was approximately $117,712 and $91,500, respectively, including related-party rent expense of $29,765 and $8,785.

Future minimum lease payments are as follows:

Years Ending December 31,	Amount
2015	$63,071
2016	27,598
2017	1,818
2018	303
Total lease commitments	$92,790

Sub-lease Agreement

ICS sub-leases approximately 300 square feet of space located within its corporate office to a third party on a month-to-month basis. Monthly rent of approximately $300 includes utilities and other common area maintenance. The sub-lease agreement provides for 30 days’ notice to terminate the agreement. The sub-lease agreement was cancelled during the third quarter of 2014.

Capital Leases

The Company has a capital lease for certain office equipment with a base rent of $405 per month. This 63-month lease expires in April 2017. Approximately $22,300 in asset cost has been included in property and equipment and is being amortized over 63 months. Imputed interest of 5.25% was used in determining the minimum lease payments.

ICS leased certain office equipment under a capital lease with a base rent of $521 per month. This lease expired in April 2013. Included in property and equipment is $7,100 in asset cost. Imputed interest of 6.25% was used in determining the minimum lease payments.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

As of December 31, 2014, future minimum lease payments for capital leases are as follows:

Years Ending December 31,	Amount
2015	$4,860
2016	4,860
2017	1,796
Future minimum lease payments	11,516
Less amount representing interest	(709)
Present value of net minimum lease payments	10,807
Less current portion	(4,397)
Non-current lease obligation, net of current portion	$6,410

Legal proceedings

From time to time, we may become involved in various legal actions, administrative proceedings and claims in the ordinary course of business. We generally record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable.

Employee Benefit Plan

The Company has established a 401(K) plan for the benefit of our employees. The Plan covers substantially all of our employees who have attained age 21. We may make a discretionary matching contribution in an amount that is determined by our Board of Directors. If a matching contribution is made, the amount cannot exceed the elective deferral contributions. For the years ended December 31, 2014 and 2013, we made matching contributions of approximately $24,500 and $17,800, respectively.

Redeemable Noncontrolling Interest

Redeemable noncontrolling interest on our consolidated balance sheets represent the noncontrolling interest related to the Validus acquisition (see Note 3), in which Praedium, at its election, can require the Company to purchase its 40% investment in Validus. Below reflects the activity of the redeemable noncontrolling interest as of and for the years ended December 31, 2014 and 2013.

Balance at acquistion date, September 16, 2013	$1,000,306
Net income attributable to noncontrolling interest
for the period September 16 - December 31, 2013	18,090
Balance, December 31, 2013	1,018,396
Net loss attributable to noncontrolling interest
for the year ended December 31, 2014	(44,377)
Balance, December 31, 2014	$974,019

Note 13 – Supplemental Cash Flow Information

	Year ended December 31,
	2014	2013
Cash paid during the year:
Interest on Lapaseotes Notes - related party	$—	$5,918
Other interest	$6,970	$11,533

Non-cash investing and financing activities:
Common stock issued in connection with Sterling Solutions LLC asset purchase	$101,030	$—
Common stock issued in connection with Validus acquisition	$—	$1,010,459
Common stock issued in connection with Lapeseotes debt settlement	$—	$214,686

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

Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management's report in this annual report.

Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, CONTROL PERSONS AND CORPORATE GOVERNANCE

Information relating to directors required by Item 10 will be included in our definitive proxy statement with respect to our 2015 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed within 120 days after the close of the 2014 fiscal year, and is hereby incorporated by reference.

Information relating to compliance with Section 16(a) of the Exchange Act required by Item 10 will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2014 fiscal year, and is hereby incorporated by reference.

Information regarding executive officers is included in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

Our Board of Directors has adopted a code of conduct, which is posted on our website at http://wherefoodcomesfrom.com/. Our Code of Conduct applies to all employees, including our Chief Executive Officer, Chief Financial Officer and Controller. The Code of Conduct sets forth specific policies to guide the designated officers in their duties. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of this Code of Ethics by posting such information on our website, at the address and location specified above.

ITEM 11. EXECUTIVE COMPENSATION

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2014 fiscal year, and is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2014 fiscal year, and is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2014 fiscal year, and is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2014 fiscal year, and is hereby incorporated by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Document Name
3.1	Articles of Incorporation	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006
3.2	Articles of Amendment	Incorporated by reference from Registrant's Form 8-K filed December 5, 2012
3.3	By-laws of the Registrant	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006
4.1	Form of the Registrant's Common Stock Certificate	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed June 22, 2006
4.2	2005 Stock Option Plan	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed June 22, 2006
4.3	2006 Equity Incentive Plan	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006
10.1	Lease dated July 15, 2005 for offices in Platte City, Missouri	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006
10.2	Employment Agreement dated January 1, 2006 between the Registrant and John K. Saunders	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006
10.3	Employment Agreement dated January 1, 2006 between the Registrant and Leann Saunders	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006
10.4	Purchase and Exchange Agreement, dated as of February 29, 2012, by and among Integrated Management Information, Inc. and International Certification Services, Inc.	Incorporated by reference from Registrant’s Form 8-K filed March 2, 2012
10.5	Shareholders’ Agreement, dated as of February 29, 2012, by and among Integrated Management Information, Inc. and International Certification Services, Inc. and the selling shareholders.	Incorporated by reference from Registrant’s Form 8-K filed March 2, 2012
10.6	Asset Purchase and Contribution Agreement, dated as of September 16, 2013 by and among Praedium Ventures, LLC; the Members of Praedium Ventures LLC; Where Food Comes From, Inc. and Validus Verification Services, LLC	Incorporated by reference from Registrant’s Form 8-K filed September 19, 2013
10.7	Amended and Restated Operating Agreement of Validus Verification Services LLC, dated as of September 16, 2013	Incorporated by reference from Registrant’s Form 8-K filed September 19, 2013
10.8	Employment Agreement, effective September 16, 2013, by and between Validus Verification Services LLC and Earl Dotson	Incorporated by reference from Registrant’s Form 8-K filed September 19, 2013
10.9	Business Loan Agreement and Promissory Note by and between Castle Rock Bank, as Lender, and Where Food Comes From, Inc., as Borrower, dated September 2, 2014	Incorporated by reference from Registrant’s Form 8-K filed September 5, 2014
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 17, 2015	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Name: John K. Saunders Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John K. Saunders John K. Saunders	Chairman and CEO (Principal Executive Officer)	February 17, 2015
/s/ Leann Saunders Leann Saunders	President and Director	February 17, 2015
/s/ Dannette Henning Dannette Henning	Chief Financial Officer (Principal Financial Officer)	February 17, 2015
/s/ Tom Heinen Tom Heinen	Director	February 17, 2015
/s/ Pete Lapaseotes Pete Lapaseotes	Director	February 17, 2015
/s/ Adam Larson Adam Larson	Director	February 17, 2015
/s/ Dr. Gary Smith Dr. Gary Smith	Director	February 17, 2015
/s/ Robert VanSchoick Robert VanSchoick	Director	February 17, 2015

