Form 10-Q
period 2015-03-31
Where Food Comes From, Inc.
filed 2015-05-04
CIK 1360565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2015

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 22, 2015, was 23,803,295.

Where Food Comes From, Inc.

Table of Contents

March 31, 2015

Where Food Comes From, Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$3,010,689	$2,583,058
Restricted cash	250,680	250,000
Accounts receivable, net of allowance of $24,300 (2015) and $25,000 (2014)	766,670	979,532
Prepaid expenses and other current assets	158,604	126,938
Deferred tax assets	167,805	167,805
Total current assets	4,354,448	4,107,333
Property and equipment, net	211,399	231,886
Intangible and other assets, net	1,913,434	1,952,678
Goodwill	1,279,762	1,279,762
Long-term deferred tax assets	326,647	361,797
Total assets	$8,085,690	$7,933,456

Liabilities and Equity
Current liabilities:
Accounts payable	$316,108	$401,131
Accrued expenses and other current liabilities	88,864	65,849
Customer deposits	165,403	69,090
Deferred revenue	267,960	178,724
Current portion of note payable	7,528	7,425
Current portion of capital lease obligations	4,455	4,397
Total current liabilities	850,318	726,616
Capital lease obligations, net of current portion	5,274	6,410
Note payable, net of current portion	14,316	16,245
Total liabilities	869,908	749,271
Commitments and contingencies
Contingently redeemable non-controlling interest	892,846	974,019
Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized;
24,339,326 (2015) and 24,266,827 (2014) shares issued, and
23,792,629 (2015) and 23,720,130 (2014) shares outstanding	24,339	24,266
Additional paid-in-capital	7,486,604	7,428,754
Treasury stock of 546,697 (2015 and 2014)	(150,849)	(150,849)
Accumulated deficit	(1,037,158)	(1,092,005)
Total equity	6,322,936	6,210,166
Total liabilities and stockholders' equity	$8,085,690	$7,933,456

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.

Condensed Consolidated Statements of Income (Loss)

(Unaudited)

	Quarter ended
	March 31,		March 31,
	2015		2014
Revenues:
Service revenues		$1,774,152	$1,255,187
Product sales		279,804	135,420
Other revenue		27,345	35,833
Total revenues		2,081,301	1,426,440
Costs of revenues:
Labor and other costs of services		956,039	767,185
Costs of products		161,979	101,709
Total costs of revenues		1,118,018	868,894
Gross profit		963,283	557,546
Selling, general and administrative expenses		950,999	831,154
Income (loss) from operations		12,284	(273,608)
Other expense (income):
Interest expense		456	2,823
Other expense (income), net		3,004	(778)
Income (loss) before income taxes		8,824	(275,653)
Income tax expense (benefit)		35,150	(78,368)
Net income (loss)		(26,326)	(197,285)
Net loss attributable to non-controlling interest		81,173	63,657
Net income (loss) attributable to Where Food Comes From, Inc.		$54,847	$(133,628)

Net income (loss) per share:
Basic	$	*	$(0.01)
Diluted	$	*	$(0.01)

Weighted average number of common shares outstanding:
Basic		23,755,990	22,692,859
Diluted		23,966,436	22,692,859

* less than a penny ($0.01) per share

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Quarter ended March 31,
	2015	2014

Net cash provided by operating activities	$398,593	$89,098

Investing activities:
Acquisition of International Certification Services, Inc., remaining interest	—	(195,926)
Purchase of other intangible assets	—	(65,000)
Purchases of property and equipment	(4,016)	(13,582)
Net cash used in investing activities	(4,016)	(274,508)

Financing activities:
Repayments of notes payable	(1,826)	(6,103)
Repayments of capital lease obligations	(1,078)	(1,023)
Proceeds from stock option exercise	35,958	1,600
Net cash provided by (used in) financing activities	33,054	(5,526)
Net change in cash and cash equivalents	427,631	(190,936)
Cash and cash equivalents at beginning of period	2,583,058	1,067,537
Cash and cash equivalents at end of period	$3,010,689	$876,601

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.

Condensed Consolidated Statement of Equity

Year to date period ended March 31, 2015

(Unaudited)

	Where Food Comes From, Inc.
			Additional
	Common Stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2014	23,720,130	$24,266	$7,428,754	$(150,849)	$(1,092,005)	$6,210,166
Stock-based compensation expense	—	—	21,965	—	—	21,965
Issuance of common shares upon exercise of options	72,499	73	35,885	—	—	35,958
Net income	—	—	—	—	54,847	54,847
Balance at March 31, 2015	23,792,629	$24,339	$7,486,604	$(150,849)	$(1,037,158)	$6,322,936

The accompanying notes are an integral part of these financial statements.

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

On October 24, 2014, we acquired certain audit, assessment and verification business assets of Sterling Solutions, LLC (“Sterling”).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the results of operations, financial position and cash flows of Where Food Comes From, Inc. and its majority-owned subsidiaries, ICS and Validus (collectively referred to as “we,” “us,” and “our” throughout this Form 10-Q). All intercompany balances have been eliminated.

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (”SEC”) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2014, included in our Form 10-K filed on February 18, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the first quarter ended March 31, 2015 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Net loss and shareholders' equity were not affected by these reclassifications.

Note 2 – Business Acquisitions

Sterling Acquisition

On October 24, 2014, an Asset Purchase Agreement (the “Purchase Agreement”) was entered into by and among Where Food Comes From, Inc. (“WFCF” or the “Company”), Sterling Solutions, LLC (“Sterling” or “the Seller”), and certain affiliates of the Seller.

Pursuant to the Purchase Agreement, WFCF purchased and acquired customer relationships and trademarks of the Seller as of October 24, 2014 for aggregate consideration of $251,000, which includes $150,000 in cash and 42,096 shares (the “Shares”) of common stock of WFCF valued at approximately $101,000 based upon the closing price of our stock on October 24, 2014, of $2.40 per share. The transaction was accounted for under the acquisition method of accounting and the purchase price has been allocated (on a provisional basis) primarily all to customer relationships, based on estimated fair value. This purchase price allocation is preliminary and subject to change, as we are still reviewing all of the underlying assumptions and calculations used in the allocation.

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

ICS Acquisition of Remaining Interest

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

The following schedule is a reconciliation of the share data used in the basic and diluted net income (loss) per share computations:

	Quarter ended
	March 31,	March 31,
	2015	2014
Basic:
Weighted average shares outstanding	23,755,990	22,692,859
Diluted:
Weighted average shares outstanding	23,755,990	22,692,859
Weighted average effects of dilutive securities	210,446	—
Total	23,966,436	22,692,859
Antidilutive securities:	—	195,811

The effect of the inclusion of the antidilutive shares would have resulted in a decrease in loss or increase in earnings per share during the year to date periods ended March 31, 2015 and 2014. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Note 4 – Intangible Assets

The following table summarizes our intangible assets:

	March 31,	December 31,	Estimated
	2015	2014	useful life

Intangible assets subject to amortization:
Tradenames/ Trademarks	$64,307	$64,307	2.5 - 8.0 years
Accreditations	88,663	88,663	5.0 years
Customer Relationships	1,401,330	1,401,330	8.0 - 15.0 years
Beneficial Lease Arrangement	120,200	120,200	11.0 years
	1,674,500	1,674,500
Less accumulated amortization	276,066	236,822
	1,398,434	1,437,678
Tradenames/ trademarks (not subject to amortization)	465,000	465,000	indefinite
	1,863,434	1,902,678
Deposit	50,000	50,000
	$1,913,434	$1,952,678

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

For the quarter ended March 31, 2015 and 2014, options to purchase 9,000 and 25,000 shares of common stock were granted, respectively. Stock-based compensation expense for the first quarters ended March 31, 2015 and 2014 was approximately $22,000 and $25,000, respectively. Stock-based compensation expense has been included in general and administrative expenses.

Note 6 – Equity Incentive Plan

Activity under our Equity Incentive Plan is summarized as follows:

				Weighted Avg.
		Weighted Avg.	Weighted Avg.	Remaining
	Number of	Exercise Price	Fair Value	Contractual Life	Aggregate
	Options/Shares	per Share	per Share	(in years)	Intrinsic Value
Outstanding, December 31, 2014	359,168	$0.76	$0.71	6.58	$768,869
Granted	9,000	$3.08	$3.08	0.75
Exercised	(72,499)	$0.50	$3.10	3.02
Canceled	—	$—	$—	—
Outstanding, March 31, 2015	295,669	$0.80	$0.91	6.99	$688,683
Exercisable, March 31, 2015	189,223	$0.60	$0.62	6.66	$479,391

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on March 31, 2015 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on March 31, 2015.

		Weighted Avg
	Number of	Grant Date
	Options/Shares	Fair Value
Non-vested options, December 31, 2014	105,843	$1.33
Granted	9,000	$3.08
Vested	(8,397)	$1.98
Forfeited	—	$—
Non-vested options, March 31, 2015	106,446	$1.43

Unrecognized compensation expense at March 31, 2015, was approximately $103,800.

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

The provision (benefit) for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the first quarters ended March 31, 2015 and 2014, we recorded income tax expense of $35,150 and income tax benefit of $78,368, respectively. The difference between the expected tax expense/benefit and the effective tax expense/benefit is due to the tax effects of the non-controlling interest.

Note 8 - Notes Payable

Notes payable consist of the following:

	March 31,	December 31,
	2015	2014

Equipment note payable	$21,844	$23,670
Less current portion of note payable	7,528	7,425
Note payable	$14,316	$16,245

Equipment Note Payable

In December 2012, we entered into a note payable of $37,407 for the purchase of a vehicle. Interest and principal payments are due in equal monthly installments of $715 over five years beginning January 2013. This note bears an interest rate of 5.5% per annum and is collateralized by the vehicle.

WFCF Revolving Line of Credit

On September 2, 2014, WFCF entered into a Business Loan Agreement (the “Agreement”) and a related promissory note (the “Note”) for a revolving line of credit with Castle Rock Bank. The term of the Agreement is until September 2, 2015, and it provides for advances up to $500,000. The interest rate on any amounts borrowed under the Agreement is 3.750% per annum, payable monthly. All amounts borrowed under the Agreement and the Note must be repaid by September 2, 2015 and can be prepaid without penalties. The Agreement contains certain customary affirmative and negative covenants. There were no amounts borrowed under this line of credit through March 31, 2015.

The Note is secured by a certificate of deposit in the amount of $250,000 and a security interest in 500,000 shares of Where Food Comes From, Inc. common stock. The 500,000 shares are personally owned by John and Leann Saunders, significant shareholders, officers and members of the Company’s Board of Directors.

ICS Revolving Line of Credit

ICS has a revolving line of credit (LOC) agreement which matures April 1, 2017. The LOC provides for $70,050 in working capital. The interest rate is at the New York prime rate plus 2.250% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. As of March 31, 2015, the effective interest rate was 6.25%. The LOC is collateralized by all the business assets of ICS. As of March 31, 2015, ICS had no amounts outstanding under this LOC.

Note 9 - Commitments and Contingencies

Operating Leases

The Company leases a building for our headquarters in Castle Rock, Colorado. This lease is for a period of three years with an expiration date of June 15, 2015. In addition to the primary rent, the lease requires additional payments for operating costs and other common area maintenance costs. Management has been informed that a change of ownership has occurred in the building currently under a lease agreement for the corporate headquarters. While the current lease agreement is being honored by the new owners, management is actively seeking a new location to relocate its corporate headquarters.

In connection with the Validus acquisition, the Company entered into a related-party lease agreement for its office space with Praedium (the non-controlling interest holder). The lease is for a period of three years, expiring October 31, 2016, and requires rental payments of approximately $2,600 per month. There is no renewal feature. In addition to primary rent, the lease requires additional payments for operating costs and other common area maintenance costs.

The Company also owns approximately ¾ acre on which a 2,300 square foot building is located in Medina, North Dakota. The Company leases space in this building under a 5-year lease with an expiration date of March 1, 2018. One additional option to renew for a 5-year term exists and is deemed to automatically renew unless written notice is provided 60 days before the end of the term. The Company is charged a monthly rental rate of approximately $150 plus all utilities, taxes and other expenses based on actual expenses to maintain the building.

As of March 31, 2015, future minimum lease payments are as follows:

Amount
2015 (remaining nine months)	$36,692
2016	27,598
2017	1,818
2018	303
Total lease commitments	$66,411

Capital Leases

The Company has a capital lease for certain office equipment with a base rent of $405 per month. This 63-month lease expires in April 2017. Approximately $22,300 in asset cost has been included in property and equipment and is being amortized over 63 months. Imputed interest of 5.25% was used in determining the minimum lease payments.

As of March 31, 2015, future minimum lease payments for capital leases are as follows:

2015 (remaining nine months)	$3,645
2016	4,860
2017	1,796
Future minimum lease payments	10,301
Less amount representing interest	(572)
Present value of net minimum lease payments	9,729
Less current portion	(4,455)
Capital lease obligations	$5,274

Legal Proceedings

From time to time, we may become involved in various legal actions, administrative proceedings and claims in the ordinary course of business. We generally record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable. We are not aware of any legal actions currently pending against us.

Note 10 – Contingently Redeemable Noncontrolling Interest

Contingently redeemable noncontrolling interest on our condensed consolidated balance sheet represents the noncontrolling interest related to the Validus acquisition, in which the noncontrolling interest holder, at its election, can require the Company to purchase its 40% investment in Validus. Below is a table reflecting the activity of the contingently redeemable noncontrolling interest at March 31, 2015:

Balance, December 31, 2014	$974,019
Loss for quarter ended March 31, 2015	(81,173)
Balance, March 31, 2015	$892,846

The contingently redeemable noncontrolling interest is adjusted to the greater of the carrying value or redemption value as of each period end.

Note 11 – Supplemental Cash Flow Information

	Quarter ended March 31,
	2015	2014
Cash paid during the year:
Interest	$456	$2,631

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This information should be read in conjunction with the condensed consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Form 10−K for the fiscal year ended December 31, 2014. The following discussion and analysis includes historical and certain forward−looking information that should be read together with the accompanying condensed consolidated financial statements, related footnotes and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward−looking statements.

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

Beginning in 2011, we began evaluating objectives to grow revenue through acquisitions and strategic investments to gain entry into other commodity markets. The acquisition of ICS in February 2012 represented an opportunity to extend the range of our existing programs and establish our capabilities in other major food groups, including grain, fruits and vegetables, organic and gluten-free. Our acquisition of Validus in September 2013 and certain assets of Sterling in October 2014 further diversified our business and extended our reach into the pork, poultry and dairy industries as well as broadened our geographic reach. We regularly evaluate acquisition and investment opportunities that complement our long-term strategic objectives.

Current Marketplace Opportunities

We believe the following marketplace opportunities will drive our business forward effectively increasing consumer demand for third party verification services:

•	U.S. beef has been largely absent from the EU for the past 20+ years due to an EU ban on hormone-treated meat and meat products. In late 2009, the EU announced an annual duty-free quota of 20,000 metric tons for high-quality beef from cattle not treated with growth hormones (“NHTC”). In March 2012, the EU expanded the annual duty-free quota from 20,000 metric tons to 48,200 metric tons. In October 2013, the U.S. signed a two-year extension to the existing trade agreement with the European Union regarding zero-tariffs for beef from non-hormone treated cattle, which means that demand for NHTC will continue. NHTC requires third party verification, but with duty-free access lowering the cost of doing business in Europe, we believe that it offers significantly more potential for third party NHTC verification services and our product line, High Quality Beef verification services.

•	One-fourth of the world's beef and nearly one-fifth of the world's grain, milk and eggs are produced in the United States. With increased consumer consciousness, Americans are demanding to know where their food comes from and how they can support development of local and regional food systems. We believe that as consumers become better educated they will have more confidence in their food purchase decisions. As of early 2014, we have a major retailer, a very well-known restaurant, five major meat packers and a food service distributor utilizing the Where Food Comes From® label. Consumer demand continues to promote growth of our “Where Food Comes From®” labeling program.

•	There is a growing interest in the sustainability of the global beef value chain – its production and supply chain practices, policies and technologies. In May 2014, we joined the Global Roundtable for Sustainable Beef. We believe our involvement with this group will provide opportunities to work with those in the food service industry who are interested in this issue.

•	According to the Organic Monitor, the worldwide market for certified organic products was estimated at $59.4 billion in 2010. The U.S. market was estimated at $28.5 billion in 2010 and is expected to reach $42.5 billion by 2015. Increasing consumer demand for healthy, better-for-you products produced with sustainable agricultural practices is driving growth in the organic market. Additionally, specialty food-store chains, conventional grocery store chains and big box retailers are allocating more shelf space to organic products in order to meet the growing demand. Our acquisition of ICS in February 2012 created a strategic transaction offering major participants in the food and agriculture industries a comprehensive range of verification services for the major food groups through a single platform.

•	In January 2013, the Food Safety Modernization Act (FSMA) issued two major proposed rules regarding preventive controls in human food and produce safety. The most anticipated element of FSMA was the requirement that all Food and Drug Administration (FDA) regulated food companies develop and implement written food safety plans. The proposed rule on preventive controls for human food (i.e., requiring written food safety plans) would apply to all facilities that manufacture, process, pack or hold human food. The rules for animal food controls call on the industry to enact many of the practices that are required of producers and processers of human food. Most notably is the requirement for conducting a Hazard Analysis, establishing controls for identified hazards and enacting monitoring, verification and record keeping protocols. To many, this brings to mind a Hazard Analysis and Critical Control Point or HACCP Plan. As a result of our acquisition of Validus auditing business in September 2013, we believe we are now positioned to offer our customers new solutions across the verification and certification spectrum, especially in the realm of animal food and HACCP Plans.

•	In March 2013, the USDA mandated the Animal Disease Traceability Rule primarily covering cattle 18 months of age or older. This ruling solidified the need for beef producers to participate in a national animal identification program. In December 2013, the USDA announced a final rule establishing general regulations for improving the traceability of U.S. livestock moving interstate. Under the final rule, unless specifically exempted, livestock moved interstate would have to be officially identified and accompanied by an interstate certificate of veterinary inspection or other documentation, such as owner-shipper statements or brand certificates. This ruling solidifies the need for beef producers to participate in a national animal identification program. This presents a significant opportunity for our business. As a result, we have been participating in an industry-led coalition to offer private industry solutions for this ruling.

•	In July 2013, the FDA issued rules on importer foreign supplier verification and accreditation of third-party auditors. The first rule establishes the Foreign Supplier Verification Program (FSVP), which requires importers of food to analyze any hazards related to the imported food. If hazards exist, the importer must verify that the hazards are controlled through a third party audit. The second rule establishes an accreditation program for third party certification bodies to conduct food safety audits of foreign facilities. The accredited third parties will verify the safety of imports with FDA oversight. These new rules will help to ensure that imported foods meet the same safety standards that domestic foods do. Food safety is extremely important to all of us. It seems that the timing of our acquisition of the Validus auditing business in September 2013 couldn’t be better. Validus is in the final stages of receiving the ISO 65 accreditation to provide Safe Quality Food certifications to specific segments of the food industry.

•	In October 2013, the FDA released its proposed rules for preventative controls for animal food. The rules take animal feed and pet food regulation a step closer to human food regulations. Over the past few years food related illnesses, such as listeria and salmonella, were not unique to humans. At the same time, there were issues with arsenic in dog food, and most recently death from jerky treats. It has made the FSMA proposed rules much more recognizably important. We believe that in connection with the Validus and Sterling acquisitions, we are in a dominant market position. Both Validus and Sterling provide a variety of services in order to verify responsible animal Care and Wellbeing, environmental, on-farm security, and worker care production practices. Additionally, Validus owns the Facility Certification Institute and their extensive work and wide range of experience in the animal feed and pet food arena is well recognized.

Current Concerns in our Industry

In early 2014, Porcine Epidemic Diarrhea Virus (PEDv) negatively impacted the pork/sow industry. The total number of known positive PEDv laboratory swine accessions grew rapidly each week with no vaccines against the virus. In February 2014, in order to prevent the spread of PEDv, the USDA published a request that pig farmers submit accurate on-farm inventory, birth, and death rates in an effort to minimize persons sent to farms to collect data. While the impact of this news significantly delayed the number of onsite pork verifications scheduled in 2014, we believe that we have diversified our product offerings such that the impact was not catastrophic to our 2014 annual consolidated results, nor do we believe it will be significant to our 2015 results.

Highly Pathogenic Avian Influenza, more commonly known as Bird Flu, refers to strains of influenza that primarily affect affects several types of birds, including farmed poultry, i.e. chickens, geese, turkeys and ducks. The virus spreads through infected birds, via their saliva, nasal secretions, feces, and feed. According to ThePoultrySite.com, as of April 29, 2015, poultry movements in North Dakota have been limited to control the spread of avian influenza in the state following two recent outbreaks in commercial poultry. As a result of this news releases, we believe that the virus will delay the number of onsite verifications performed, and could negatively impact supplies, including eggs. While we have received a delay notification in our verification schedule from one of our egg producers, at this time we have no way to reasonably estimate the impact it could have on our business. However, we believe we have diversified our product offerings such that the impact is not expected to be significantly material to our 2015 consolidated results.

We believe that our experience in bio-security considerations and the core competency needed to deal with infectious diseases gives us a competitive advantage creating a barrier to entry for less sophisticated third-party verification companies.

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

Liquidity and Capital Resources

At March 31, 2015, we had cash and cash equivalents of $3,010,689 compared to $2,583,058 of cash and cash equivalents at December 31, 2014. Our working capital at March 31, 2015 was $3,504,131 compared to $3,380,717 at December 31, 2014.

Net cash provided by operating activities for the first quarter ended March 31, 2015 was approximately $398,600 compared to net cash provided of approximately $89,100 during the same period in 2014. Net cash provided by operating activities is driven by our net income (loss) and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock based compensation expense and deferred taxes.

Net cash used in investing activities for the first quarter ended March 31, 2015 was approximately $4,000 compared to approximately $274,500 used in the 2014 period. Net cash used in the first quarter ended March 31, 2015 period was attributable to the purchases of property and equipment. Net cash used in the 2014 period was primarily attributable to the acquisition of the remaining 40% interest in ICS in which we paid $195,900 in cash as well as acquiring certain intangible assets of Global Animal Management, Inc. for cash of $65,000.

Net cash provided by financing activities for the first quarter ended March 31, 2015 was approximately $33,100 compared to cash used of $5,500 in the 2014 period. Net cash provided in the first quarter ended March 31, 2015 was due to stock option exercises of approximately $36,000 offset by repayments of debt and lease obligations of approximately $2,900. Net cash used in the first quarter of 2014 was due to repayments of debt and lease obligations of approximately $7,100 offset slightly by $1,600 in proceeds from stock option exercises.

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

Corporate Headquarters Operating Lease

Management has been informed that a change of ownership has occurred in the building currently under a lease agreement for the corporate headquarters in Castle Rock, Colorado. While the current lease agreement is being honored by the new owners, management is actively seeking a new location to relocate its corporate headquarters within the Castle Rock area.

Off Balance Sheet Arrangements

As of March 31, 2015, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

First Quarter Ended March 31, 2015 Compared to the Same Period in Fiscal Year 2014

Revenues

Total revenues for the first quarter ended March 31, 2015 increased 45.9% compared to the same period in 2014.

Service revenues include sales of our USVerified solutions and related consulting, program development and web-based development services. Service revenues of approximately $1,774,200 increased approximately $519,000 or 41.4% compared to the same period in 2014. Overall, the increase is due to both an increase in new verification customers, as well as an increase in product offerings.

Product sales represent sales of cattle identification ear tags. Product sales of approximately $279,800 for the first quarter ended March 31, 2015 increased approximately $144,400, or 106.6%, compared to the same period in 2014 due to increase in number of customers as well as an increase in average number of identification tags sold to each customer.

Other revenue primarily represents the fees earned from our WFCF labeling program. Other revenue of approximately $27,300 for the first quarter ended March 31, 2015 decreased $8,500 or 23.7% compared to the same period in 2014. The decrease is due to a change in beef suppliers at one of our major customers. Congruent with the integrity reflected in all of our programs, this customer made the decision to pull the WFCF label from its beef products until an acceptable alternate verified beef supplier can be found. This customer’s licensing revenue from beef alone made up nearly half of our licensing revenue historically. The decrease was nearly absorbed entirely by the addition of significant new customers and new product lines for existing customers.

Cost of Revenues and Gross Margin

Cost of revenues for the first quarter ended March 31, 2015 was approximately $1,118,000 compared to approximately $868,900 during the same period in 2014. Gross margin for the first quarter ended 2015 increased to 46.3% of revenues compared to 39.1% of revenues for the first quarter ended 2014. Overall the increase is due to absorption of costs over a higher sales base, as well as a slight change in product mix coupled with bundling opportunities where we can provide multiple verifications and/or certifications with one site visit.

Our margins are impacted by various costs such as cost of products, salaries and benefits, insurance, and taxes. Because certain elements of our cost of revenues are fixed in nature, incremental sales positively impact our margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter 2015 were approximately $951,000, an increase of approximately $119,800, or 14.4% over the first quarter ended 2014. Overall, the increase in our selling, general and administrative expenses is due to an increase in trade show presence and other marketing activities, as well as an increase in costs related to being a public company.

Income Tax Benefit/Expense

The provision (benefit) for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the first quarters ended March 31, 2015 and 2014, we recorded income tax expense of $35,200 and an income tax benefit of $78,400, respectively. The difference between the expected tax benefit and the effective tax benefit is due to the tax effects of the non-controlling interest.

Net Income (Loss) and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the first quarter ended March 31, 2015 was approximately $54,900, or less than $0.01 per basic and diluted common share, compared to net loss of $133,600, or $0.01 per basic and diluted common share for the first quarter ended March 31, 2014.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rule 13a-15(e) as of the end of the period covered by this report, have concluded that our disclosure controls and procedures are effective based on our evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2014 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2015, there have been no material changes to the risks disclosed in our most recent Annual Report on Form 10−K. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 6. EXHIBITS

(a) Exhibits

Number	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2015	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

	By:	/s/ Dannette Henning
Chief Financial Officer

