Form 10-Q
period 2015-06-30
Where Food Comes From, Inc.
filed 2015-07-30
CIK 1360565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2015

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of July 22, 2015, was 23,813,295.

Where Food Comes From, Inc.

Table of Contents

June 30, 2015

Where Food Comes From, Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$3,480,274	$2,583,058
Restricted cash	—	250,000
Accounts receivable, net	974,658	979,532
Prepaid expenses and other current assets	141,271	126,938
Deferred tax assets	242,805	167,805
Total current assets	4,839,008	4,107,333
Property and equipment, net	202,574	231,886
Intangible and other assets, net	1,887,724	1,952,678
Goodwill	1,279,762	1,279,762
Long-term deferred tax assets	176,647	361,797
Total assets	$8,385,715	$7,933,456

Liabilities and Equity
Current liabilities:
Accounts payable	$441,655	$401,131
Accrued expenses and other current liabilities	116,707	65,849
Customer deposits	165,580	69,090
Deferred revenue	252,500	178,724
Current portion of note payable	7,633	7,425
Current portion of capital lease obligations	4,514	4,397
Total current liabilities	988,589	726,616
Capital lease obligations, net of current portion	4,124	6,410
Notes payable and other long-term debt, net of current portion	12,360	16,245
Total liabilities	1,005,073	749,271
Commitments and contingencies

Contingently redeemable non-controlling interest	870,886	974,019

Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 23,813,295 (2015) and 24,266,827 (2014) shares issued, and 23,813,295 (2014) and 23,720,130 (2014) shares outstanding	23,813	24,266
Additional paid-in-capital	7,378,989	7,428,754
Treasury stock of 546,697 shares (2014)	—	(150,849)
Accumulated deficit	(893,046)	(1,092,005)
Total equity	6,509,756	6,210,166
Total liabilities and stockholders' equity	$8,385,715	$7,933,456

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Quarter ended
	June 30,	June 30,
	2015	2014
Revenues:
Service revenues	$2,146,838		$1,696,345
Product sales	300,053		236,074
Other revenue	32,237		46,074
Total revenues	2,479,128		1,978,493
Costs of revenues:
Labor and other costs of services	1,084,558		933,621
Costs of products	195,482		160,253
Total costs of revenues	1,280,040		1,093,874
Gross profit	1,199,088		884,619
Selling, general and administrative expenses	996,942		798,607
Income from operations	202,146		86,012
Other expense (income):
Interest expense	416		2,795
Other income, net	(1,857)		(275)
Income before income taxes	203,587		83,492
Income tax expense	81,435		31,559
Net income	122,152		51,933
Net loss attributable to non-controlling interests	21,960		1,510
Net income attributable to Where Food Comes From, Inc.	$144,112		$53,443

Net income per share:
Basic	$0.01	$	*
Diluted	$0.01	$	*
Weighted average number of common shares outstanding:
Basic	23,805,559		22,695,810
Diluted	23,976,211		22,907,849

* less than a penny ($0.01) per share

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.

Condensed Consolidated Statements of Income (Loss)

(Unaudited)

	Year to date ended
	June 30,	June 30,
	2015	2014
Revenues:
Service revenues	$3,920,989		$2,921,044
Product sales	579,857		371,494
Other revenue	59,582		81,907
Total revenues	4,560,428		3,374,445
Costs of revenues:
Labor and other costs of services	2,040,596		1,670,320
Costs of products	357,462		261,962
Total costs of revenues	2,398,058		1,932,282
Gross profit	2,162,370		1,442,163
Selling, general and administrative expenses	1,947,930		1,629,756
Income (loss) from operations	214,440		(187,593)
Other expense (income):
Interest expense	873		5,618
Other income, net	(3,544)		(1,051)
Income (loss) before income taxes	217,111		(192,160)
Income tax expense (benefit)	121,285		(46,809)
Net income (loss)	95,826		(145,351)
Net loss attributable to non-controlling interest	103,133		65,164
Net income (loss) attributable to Where Food Comes From, Inc.	$198,959		$(80,187)

Net income (loss) per share:
Basic	$0.01	$	*
Diluted	$0.01	$	*
Weighted average number of common shares outstanding:
Basic	23,780,911		22,694,343
Diluted	23,970,052		22,694,343

* less than a penny ($0.01) per share

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Year to date periods ended June 30,
	2015	2014
Net cash provided by operating activities	$872,248	$182,643

Investing activities:
Acquisition of International Certification Services, Inc., remaining interest	—	(195,926)
Purchase of other intangible assets	—	(65,000)
Purchases of property and equipment	(19,775)	(47,464)
Net cash used in investing activities	(19,775)	(308,390)

Financing activities:
Repayments of notes payable	(3,677)	(14,463)
Repayments of capital lease obligations	(2,169)	(2,059)
Proceeds from stock option exercise	50,589	4,000
Deposit on stock subscription	—	100,000
Net cash provided by financing activities	44,743	87,478
Net change in cash and cash equivalents	897,216	(38,269)
Cash and cash equivalents at beginning of period	2,583,058	1,067,537
Cash and cash equivalents at end of period	$3,480,274	$1,029,268

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.

Condensed Consolidated Statement of Equity

Year to date period ended June 30, 2015

(Unaudited)

	Where Food Comes From, Inc.
			Additional
	Common Stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2014	23,720,130	$24,266	$7,428,754	$(150,849)	$(1,092,005)	$6,210,166
Stock-based compensation expense	—	—	50,042	—	—	50,042
Issuance of common shares upon exercise of options	93,165	93	50,496	—	—	50,589
Retirement of treasury shares		(546)	(150,303)	150,849		—
Net income	—	—	—	—	198,959	198,959
Balance at June 30, 2015	23,813,295	$23,813	$7,378,989	$—	$(893,046)	$6,509,756

The accompanying notes are an integral part of these financial statements.

Where Food Comes From

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the results of operations, financial position and cash flows of Where Food Comes From, Inc. and its majority-owned subsidiaries, ICS, Validus and Sterling (collectively referred to as “we,” “us,” and “our” throughout this Form 10-Q). All intercompany balances have been eliminated.

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2014, included in our Form 10-K filed on February 18, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the second quarter ended June 30, 2015 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts from Customers, which supersedes the revenue recognition in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In July 2015, the FASB delayed the effective date by one year. This new standard is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively, with early adoption now permitted to the effective date of December 15, 2016. The Company is currently evaluating this new standard and the potential impact this standard may have upon adoption.

Where Food Comes From

Notes to the Condensed Consolidated Financial Statements

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Net loss and shareholders’ equity were not affected by these reclassifications.

Note 2 – Business Acquisitions

Sterling Acquisition

On October 24, 2014, an Asset Purchase Agreement (the “Purchase Agreement”) was entered into by and among WFCF, Sterling Solutions, LLC (“Sterling” or “the Seller”), and certain affiliates of the Seller.

Pursuant to the Purchase Agreement, WFCF purchased and acquired customer relationships and trademarks of the Seller as of October 24, 2014 for aggregate consideration of $251,000, which included $150,000 in cash and 42,096 shares (the “Shares”) of common stock of WFCF valued at approximately $101,000 based upon the closing price of our stock on October 24, 2014, of $2.40 per share. The transaction was accounted for under the acquisition method of accounting and the purchase price was allocated (on a provisional basis) primarily all to customer relationships, based on estimated fair value. This purchase price allocation is preliminary and subject to change, as we are still reviewing all of the underlying assumptions and calculations used in the allocation.

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

Where Food Comes From

Notes to the Condensed Consolidated Financial Statements

Redeemable noncontrolling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period and are shown as a separate caption between liabilities and equity (mezzanine section) in the accompanying balance sheet (Note 10).

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

The following schedule is a reconciliation of the share data used in the basic and diluted net income (loss) per share computations:

	Quarter ended		Year to Date ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Basic:
Weighted average shares outstanding	23,805,559	22,695,810	23,780,911	22,694,343

Diluted:
Weighted average shares outstanding	23,805,559	22,695,810	23,780,911	22,694,343
Weighted average effects of dilutive securities	170,652	212,039	189,141	—
Total	23,976,211	22,907,849	23,970,052	22,694,343

Antidilutive securities:	—	62,000	—	412,000

The effect of the inclusion of the antidilutive shares would have resulted in a decrease in loss or increase in earnings per share. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Where Food Comes From

Notes to the Condensed Consolidated Financial Statements

Note 4 – Intangible Assets and Other Assets

The following table summarizes our intangible and other assets:

	June 30,	December 31,	Estimated
	2015	2014	useful life

Intangible assets subject to amortization:
Tradenames/ Trademarks	$64,307	$64,307	2.5- 8.0 years
Accreditations	88,663	88,663	5.0 years
Customer Relationships	1,401,330	1,401,330	8.0 - 15.0 years
Beneficial Lease Arrangement	120,200	120,200	11.0 years
	1,674,500	1,674,500
Less accumulated amortization	315,308	236,822
	1,359,192	1,437,678
Tradenames/ trademarks (not subject to amortization)	465,000	465,000	indefinite
	1,824,192	1,902,678
Deposits	63,532	50,000
	$1,887,724	$1,952,678

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

There were no options to purchase common stock granted for the quarter ended June 30, 2015. For the year to date period ended June 30, 2015 options to purchase 9,000 shares of common stock were granted. For the quarter and year to date period ended June 30, 2014, options to purchase 2,000 and 27,000 shares of common stock were granted, respectively. Stock-based compensation expense for the second quarters ended June 30, 2015 and 2014 was approximately $28,100 and $20,700, respectively. Stock-based compensation expense for the year to date periods ended June 30, 2015 and 2014 was approximately $50,000 and $45,400. Stock-based compensation expense has been included in general and administrative expenses.

Where Food Comes From

Notes to the Condensed Consolidated Financial Statements

Note 6 – Equity Incentive Plan

Activity under our Equity Incentive Plan is summarized as follows:

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on June 30, 2015 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on June 30, 2015.

	Number of Options/Warrants	Weighted Avg. Exercise Price per Share	Weighted Avg. Fair Value per Share	Weighted Avg. Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding, December 31, 2014	359,168	$0.76	$0.71	6.58	$768,869
Granted	9,000	$3.08	$3.08	0.50
Exercised	(93,165)	$0.54	$0.33	3.79
Canceled	—	$—	$—	—
Outstanding, June 30, 2015	275,003	$0.81	$0.92	6.72	$501,129
Exercisable, June 30, 2015	187,090	$0.62	$0.69	6.40	$376,385

	Number of Options	Weighted Avg Grant Date Fair Value
Non-vested options, December 31, 2014	105,843	$1.33
Granted	9,000	$3.08
Vested	(26,930)	$1.63
Forfeited	—	$—
Non-vested options, June 30, 2015	87,913	$1.42

Unrecognized compensation expense at June 30, 2015, was approximately $75,700.

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

Where Food Comes From

Notes to the Condensed Consolidated Financial Statements

The provision (benefit) for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the second quarters ended June 30, 2015 and 2014, we recorded income tax expense of $81,435 and $31,559, respectively. For the year to date periods ended June 30, 2015 and 2014, we recorded income tax expense of $121,285 and an income tax benefit of $46,809, respectively. The difference between the expected tax expense/benefit and the effective tax expense/benefit is due to the tax effects of the non-controlling interest.

Note 8 - Notes Payable

Notes payable consist of the following:

	June 30,	December 31,
	2015	2014

Equipment note payable	$19,993	$23,670
Less current portion of note payable	7,633	7,425
Note payable	$12,360	$16,245

Equipment Note Payable

In December 2012, we entered into a note payable of $37,407 for the purchase of a vehicle. Interest and principal payments are due in equal monthly installments of $715 over five years beginning January 2013. This note bears an interest rate of 5.5% per annum and is collateralized by the vehicle.

WFCF Revolving Line of Credit

On September 2, 2014, WFCF entered into a Business Loan Agreement (the “Agreement”) and a related promissory note (the “Note”) for a revolving line of credit with Castle Rock Bank. The term of the Agreement was until September 2, 2015, and provided for advances up to $500,000. The interest rate on any amounts borrowed under the Agreement was 3.75% per annum, payable monthly. All amounts borrowed under the Agreement and the Note were to be repaid by September 2, 2015 and could be prepaid without penalties. The Agreement contained certain customary affirmative and negative covenants. There were no amounts borrowed under this line of credit. On May 8, 2015, the Company terminated this Agreement without penalty.

The Note was secured by a certificate of deposit in the amount of $250,000, which was included in restricted cash, and a security interest in 500,000 shares of WFCF common stock. The 500,000 shares are personally owned by John and Leann Saunders, significant shareholders, officers and members of the Company’s Board of Directors. Upon termination of the Agreement, the certificate of deposit was released from restriction and is included in cash and cash equivalents at June 30, 2015.

ICS Revolving Line of Credit

ICS has a revolving line of credit (LOC) agreement which matures April 1, 2017. The LOC provides for $70,050 in working capital. The interest rate is at the New York prime rate plus 2.250% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. As of June 30, 2015, the effective interest rate was 6.25%. The LOC is collateralized by all the business assets of ICS. As of June 30, 2015, ICS had no amounts outstanding under this LOC.

Where Food Comes From

Notes to the Condensed Consolidated Financial Statements

Note 9 - Commitments and Contingencies

Operating Leases

The Company leases a building for our headquarters in Castle Rock, Colorado. This lease is for a period of three years and expired on June 15, 2015. The lease was renewed effective June 15, 2015 for a nine month term. In addition to the primary rent, the lease requires additional payments for operating costs and other common area maintenance costs.

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

As of June 30, 2015, future minimum lease payments are as follows:

Amount
2015 (remaining six months)	$54,309
2016	46,564
2017	1,818
2018	303
Total lease commitments	$102,994

Capital Leases

The Company has a capital lease for certain office equipment with a base rent of $405 per month. This 63-month lease expires in April 2017. Approximately $22,300 in asset cost has been included in property and equipment and is being amortized over 63 months. Imputed interest of 5.25% was used in determining the minimum lease payments.

Where Food Comes From

Notes to the Condensed Consolidated Financial Statements

As of June 30, 2015, future minimum lease payments for capital leases are as follows:

Years Ending December 31,	Amount
2015 (remaining six months)	$2,430
2016	4,860
2017	1,797
Future minimum lease payments	9,087
Less amount representing interest	(449)
Present value of net minimum lease payments	8,638
Less current portion	(4,514)
Capital lease obligations	$4,124

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

Note 10 – Contingently Redeemable Noncontrolling Interest

Contingently redeemable noncontrolling interest on our condensed consolidated balance sheet represents the noncontrolling interest related to the Validus acquisition, in which the noncontrolling interest holder, at its election, can require the Company to purchase its 40% investment in Validus. Below is a table reflecting the activity of the contingently redeemable noncontrolling interest at June 30, 2015:

Balance, December 31, 2014	$974,019
Loss for six-month period ended June 30, 2015	(103,133)
Balance, June 30, 2015	$870,886

The contingently redeemable noncontrolling interest is adjusted to the greater of the carrying value or redemption value as of each period end.

Note 11 – Supplemental Cash Flow Information

	Quarter ended June 30,
	2015	2014
Cash paid during the year:
Interest	$613	$5,344

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

Current Marketplace Opportunities

We believe the following marketplace opportunities will drive our business forward effectively increasing consumer demand for third party verification services:

•	U.S. beef has been largely absent from the EU for the past 20+ years due to an EU ban on hormone-treated meat and meat products. In late 2009, the EU announced an annual duty-free quota of 20,000 metric tons for high-quality beef from cattle not treated with growth hormones (“NHTC”). In March 2012, the EU expanded the annual duty-free quota from 20,000 metric tons to 48,200 metric tons. In October 2013, the U.S. signed an extension to the existing trade agreement with the European Union regarding zero-tariffs for beef from non-hormone treated cattle, which means that demand for NHTC will continue. NHTC requires third party verification, but with duty-free access lowering the cost of doing business in Europe, we believe that it offers significantly more potential for third party NHTC verification services and our product line, High Quality Beef verification services.

•	One-fourth of the world’s beef and nearly one-fifth of the world’s grain, milk and eggs are produced in the United States. With increased consumer consciousness, Americans are demanding to know where their food comes from and how they can support development of local and regional food systems. We believe that as consumers become better educated they will have more confidence in their food purchase decisions. Consumer demand continues to promote growth of our “Where Food Comes From®” labeling program.

•	There is a growing interest in the sustainability of the global beef value chain – its production and supply chain practices, policies and technologies. In May 2014, we joined the Global Roundtable for Sustainable Beef. Our involvement with this group has provided opportunities to work with those in the food service industry who are interested in this issue.

•	According to the Organic Monitor, the worldwide market for certified organic products was estimated at $59.4 billion in 2010. The U.S. market was estimated at $28.5 billion in 2010 and is expected to reach $42.5 billion by 2015. Increasing consumer demand for healthy, better-for-you products produced with sustainable agricultural practices is driving growth in the organic market. Additionally, specialty food-store chains, conventional grocery store chains and big box retailers are allocating more shelf space to organic products in order to meet the growing demand. Our acquisition of ICS in February 2012 created a strategic transaction offering major participants in the food and agriculture industries a comprehensive range of verification services for the major food groups through a single platform.

•	In January 2013, the Food Safety Modernization Act (FSMA) issued two major proposed rules regarding preventive controls in human food and produce safety. The most anticipated element of FSMA was the requirement that all Food and Drug Administration (FDA) regulated food companies develop and implement written food safety plans. The proposed rule on preventive controls for human food (i.e., requiring written food safety plans) would apply to all facilities that manufacture, process, pack or hold human food. The rules for animal food controls call on the industry to enact many of the practices that are required of producers and processers of human food. Most notably is the requirement for conducting a Hazard Analysis, establishing controls for identified hazards and enacting monitoring, verification and record keeping protocols. To many, this brings to mind a Hazard Analysis and Critical Control Point or HACCP Plan. Our acquisition of Validus auditing business in September 2013 has positioned the Company to offer our customers new solutions across the verification and certification spectrum, especially in the realm of animal food and HACCP Plans.

•	In March 2013, the USDA mandated the Animal Disease Traceability Rule primarily covering cattle 18 months of age or older. This ruling solidified the need for beef producers to participate in a national animal identification program. In December 2013, the USDA announced a final rule establishing general regulations for improving the traceability of U.S. livestock moving interstate. Under the final rule, unless specifically exempted, livestock moved interstate would have to be officially identified and accompanied by an interstate certificate of veterinary inspection or other documentation, such as owner-shipper statements or brand certificates. This ruling solidifies the need for beef producers to participate in a national animal identification program. This has presented a significant opportunity for our business. As a result, we have been participating in an industry-led coalition to offer private industry solutions for this ruling.

•	In July 2013, the FDA issued rules on importer foreign supplier verification and accreditation of third-party auditors. The first rule establishes the Foreign Supplier Verification Program (FSVP), which requires importers of food to analyze any hazards related to the imported food. If hazards exist, the importer must verify that the hazards are controlled through a third party audit. The second rule establishes an accreditation program for third party certification bodies to conduct food safety audits of foreign facilities. The accredited third parties will verify the safety of imports with FDA oversight. These new rules will help to ensure that imported foods meet the same safety standards that domestic foods do. Food safety is extremely important to all of us. It seems that the timing of our acquisition of the Validus auditing business in September 2013 couldn’t be better. Validus received the ISO 65 accreditation to provide Safe Quality Food certifications to specific segments of the food industry and is working toward ISO 17065 accreditation.

•	In October 2013, the FDA released its proposed rules for preventative controls for animal food. The rules take animal feed and pet food regulation a step closer to human food regulations. Over the past few years food related illnesses, such as listeria and salmonella, were not unique to humans. At the same time, there were issues with arsenic in dog food, and most recently death from jerky treats. It has made the FSMA proposed rules much more recognizably important. We believe that in connection with the Validus and Sterling acquisitions, we are in a dominant market position. Both Validus and Sterling provide a variety of services in order to verify responsible animal Care and Wellbeing, environmental, on-farm security, and worker care production practices. Additionally, Validus owns the Facility Certification Institute and their extensive work and wide range of experience in the animal feed and pet food arena is well recognized.

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

Highly Pathogenic Avian Influenza, more commonly known as Bird Flu, refers to strains of influenza that primarily affect several types of birds, including farmed poultry, i.e. chickens, geese, turkeys and ducks. The virus spreads through infected birds, via their saliva, nasal secretions, feces, and feed. According to ThePoultrySite.com, as of April 29, 2015, poultry movements in North Dakota have been limited to control the spread of avian influenza in the state following two recent outbreaks in commercial poultry. As a result of this news release, the virus delayed the number of onsite verifications performed, and negatively impacted supplies, including eggs. While we have received a delay notification in our verification schedule from one of our egg producers, at this time we have no way to reasonably estimate the impact it could have on our business. However, we believe we have diversified our product offerings such that the impact is not expected to be significantly material to our 2015 consolidated results.

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

Liquidity and Capital Resources

At June 30, 2015, we had cash and cash equivalents of $3,480,274 compared to $2,583,058 of cash and cash equivalents at December 31, 2014. Our working capital at June 30, 2015 was $3,850,419 compared to $3,380,717 at December 31, 2014.

Net cash provided by operating activities for the second quarter ended June 30, 2015 was approximately $872,200 compared to net cash provided of approximately $182,600 during the same period in 2014. Net cash provided by operating activities is driven by our net income (loss) and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock based compensation expense and deferred taxes.

Net cash used in investing activities for the second quarter ended June 30, 2015 was approximately $19,800 compared to approximately $308,400 used in the 2014 period. Net cash used in the second quarter ended June 30, 2015 period was attributable to the purchases of property and equipment. Net cash used in the 2014 period was primarily attributable to the acquisition of the remaining 40% interest in ICS in which we paid $195,900 in cash as well as acquiring certain intangible assets of Global Animal Management, Inc. for cash of $65,000.

Net cash provided by financing activities for the second quarter ended June 30, 2015 was approximately $44,700 compared to cash provided of $87,500 in the 2014 period. Net cash provided in the second quarter ended June 30, 2015 was due to stock option exercises of approximately $50,600 offset by repayments of debt and lease obligations of approximately $5,800. Net cash provided in the second quarter of 2014 was due to $4,000 in proceeds from stock option exercises and proceeds from a stock subscription of $100,000 offset by repayments of debt and lease obligations of approximately $16,500.

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

The culmination of all our efforts toward net income has brought opportunities to us including: increased investor confidence and renewed interest in our company, third-party interest in our expertise, as well as the potential to develop business relationships with long term strategic partners. In keeping with our core business, we will continue to review our business model with a focus on profitability, long term capital solutions and the potential impact of acquisitions or divestitures, if such an opportunity arises.

Our plan for continued growth is primarily based upon acquisitions as well as intensifying our focus on international markets. We believe that there are significant growth opportunities available to us because often the only means to entry as imposed on international market imports/exports is via a quality verification program.

Debt Facility

On September 2, 2014, WFCF entered into a Business Loan Agreement (the “Agreement”) and a related promissory note (the “Note”) for a revolving line of credit with Castle Rock Bank. The term of the Agreement was until September 2, 2015, and it provided for advances up to $500,000. The interest rate on any amounts borrowed under the Agreement was 3.75% per annum, payable monthly. All amounts borrowed under the Agreement and the Note must be repaid by September 2, 2015 and could be prepaid without penalties. The Agreement contains certain customary affirmative and negative covenants. The Company terminated this agreement without penalty on May 8, 2015.

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

Corporate Headquarters Operating Lease

Management has been informed that a change of ownership has occurred in the building currently under a lease agreement for the corporate headquarters in Castle Rock, Colorado. The lease agreement was renewed effective June 15, 2015 for a nine month term ending March 31, 2016.

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Second quarter and Year to Date Period Ended June 30, 2015 Compared to the Same Periods in Fiscal Year 2014

Revenues

Total revenues for the second quarter ended June 30, 2015 increased 25.3% compared to the same period in 2014. Total revenues for the year to date period ended June 30, 2015 increased 35.2% compared to the same period in 2014.

Service revenues include sales of our USVerified solutions and related consulting, program development and web-based development services. Service revenues for the quarter ended June 30, 2015, of approximately $2,146,800 increased approximately $450,500 or 26.6% compared to the same period in 2014. For the year to date period ended June 30, 2015, service revenues of approximately $3,921,000 increased approximately $999,900 or 34.2% compared to the same period in 2014. Overall, the increase is due to both an increase in new verification customers, as well as an increase in product offerings.

Product sales represent sales of cattle identification ear tags. Product sales of approximately $300,100 for the second quarter ended June 30, 2015 increased approximately $64,000 or 27.1% compared to the same period in 2014. For the year to date period ended June 30, 2015, product revenues of approximately $579,900 increased approximately $208,400 or 56.1%. Overall, the increase is due to an increase in the number of customers as well as an increase in average number of identification tags sold to each customer.

Other revenue primarily represents the fees earned from our WFCF labeling program. Other revenue of approximately $32,200 for the second quarter ended June 30, 2015 decreased $13,800 or 30.0% compared to the same period in 2014. For the year to date period ended June 30, 2015, other revenue of approximately $59,600 decreased $22,300 or 27.3% compared to the same period in 2014. The decrease is due to a change in beef suppliers at one of our major customers. Congruent with the integrity reflected in all of our programs, this customer made the decision to pull the WFCF label from its beef products until an acceptable alternate verified beef supplier can be found. This customer’s licensing revenue from beef alone made up nearly half of our licensing revenue historically. We are working to fully restore the licensing revenue generated by a verified beef source. In the meantime, we have partially offset the loss of this revenue with the addition of new customers and new product lines for our existing customers.

Cost of Revenues and Gross Margin

Cost of revenues for the second quarter ended June 30, 2015 was approximately $1,280,000 compared to approximately $1,093,900 during the same period in 2014. Cost of revenues for the year to date period ended June 30, 2015 was approximately $2,398,100 compared to approximately $1,932,300 during the same period in 2014. Gross margin for the second quarter ended 2015 improved slightly to 48.4% of revenues compared to 44.7% of revenues for the second quarter ended 2014. Gross margin for the year to date period ended June 30, 2015 improved slightly to 47.4% of revenues compared to 42.7% of revenues in the same period in 2014. Overall the improvement is due to absorption of costs over a higher sales base, as well as a slight change in product mix coupled with bundling opportunities where we can provide multiple verifications and/or certifications with one site visit.

Our margins are impacted by various costs such as cost of products, salaries and benefits, insurance, and taxes. Because certain elements of our cost of revenues are fixed in nature, incremental sales positively impact our margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter 2015 were approximately $996,900, an increase of approximately $198,300, or 24.8% over the second quarter ended 2014. Selling, general and administrative expenses for the year to date period ended June 30, 2015 were approximately $1,947,900, an increase of approximately $318,200 or 19.5% compared to the same period in 2014. Overall, the dollar increase in our selling, general and administrative expenses is due to an increase in number of employees and overall administrative salaries, an increase in trade show presence and other marketing activities, as well as an increase in costs related to being a public company. For the quarter ended June 30, 2015, selling, general and administrative expenses as a percentage of revenues improved slightly to 40.2% compared to 40.4% for the same period in 2014. For the year to date period ended June 30, 2015, selling, general and administrative expenses as a percentage of revenues improved to 42.7% compared to 48.3% for the same period in 2014.

Income Tax Benefit/Expense

The provision (benefit) for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the second quarters ended June 30, 2015 and 2014, we recorded income tax expense of $81,435 and $31,559, respectively. For the year to date periods ended June 30, 2014, we recorded income tax expense of $121,285 and an income tax benefit of $46,809, respectively. The difference between the expected tax benefit and the effective tax benefit is due to the tax effects of the non-controlling interest.

Net Income (Loss) and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the second quarter ended June 30, 2015 was approximately $144,100, or $0.01 per basic and diluted common share, compared to approximately $53,400, or less than $0.01 per basic and diluted common share for the second quarter ended June 30, 2014. Net income attributable to WFCF shareholders for the year to date period ended June 30, 2015 was approximately $199,000, or $0.01 per basic and diluted common share, compared to a net loss of approximately $80,200, or less than $0.01 per basic and diluted common share for the year to date period ended June 30, 2014.

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

ITEM 1A.     RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2014 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2015, there have been no material changes to the risks disclosed in our most recent Annual Report on Form 10−K. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Date: July 30, 2015	Where Food Comes From, Inc.
	By:	/s/ John K. Saunders
Chief Executive Officer

By:	/s/ Dannette Henning
Chief Financial Officer