Form 10-Q
period 2015-09-30
Where Food Comes From, Inc.
filed 2015-10-29
CIK 1360565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2015

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of October 26, 2015, was 23,813,295.

Where Food Comes From, Inc.

Table of Contents

September 30, 2015

Where Food Comes From, Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$3,985,277	$2,583,058
Restricted cash	—	250,000
Accounts receivable, net	1,083,566	979,532
Prepaid expenses and other current assets	137,808	126,938
Deferred tax assets	240,805	167,805
Total current assets	5,447,456	4,107,333
Property and equipment, net	180,187	231,886
Intangible and other assets, net	1,798,967	1,952,678
Goodwill	1,279,762	1,279,762
Deferred tax assets	86,647	361,797
Total assets	$8,793,019	$7,933,456

Liabilities and Equity
Current liabilities:
Accounts payable	$581,118	$401,131
Accrued expenses and other current liabilities	273,927	65,849
Customer deposits	90,272	69,090
Deferred revenue	195,722	178,724
Short-term debt and current portion of note payable	7,739	7,425
Current portion of capital lease obligations	4,574	4,397
Total current liabilities	1,153,352	726,616
Capital lease obligations, net of current portion	2,958	6,410
Notes payable and other long-term debt, net of current portion	10,376	16,245
Total liabilities	1,166,686	749,271
Commitments and contingencies

Contingently redeemable non-controlling interest	901,435	974,019

Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 23,813,295 (2015) and 24,266,827 (2014) shares issued, and 23,813,295 (2015) and 23,720,130 (2014) shares outstanding	23,813	24,266
Additional paid-in-capital	7,412,523	7,428,754
Treasury stock of 0 (2015) and 546,697 (2014) shares	—	(150,849)
Accumulated deficit	(711,438)	(1,092,005)
Total equity	6,724,898	6,210,166
Total liabilities and stockholders' equity	$8,793,019	$7,933,456

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Quarter ended
	September 30,	September 30,
	2015	2014
Revenues:
Service revenues	$2,655,792	$2,139,330
Product sales	371,699	414,515
Other revenue	25,417	25,580
Total revenues	3,052,908	2,579,425
Costs of revenues:
Labor and other costs of services	1,362,800	1,134,043
Costs of products	216,298	265,740
Total costs of revenues	1,579,098	1,399,783
Gross profit	1,473,810	1,179,642
Selling, general and administrative expenses	1,171,513	775,020
Income from operations	302,297	404,622
Other expense (income):
Interest expense	380	3,705
Other income, net	(2,242)	(932)
Income before income taxes	304,159	401,849
Income tax expense	92,000	143,940
Net income	212,159	257,909
Net income attributable to non-controlling interests	(30,549)	(12,823)
Net income attributable to Where Food Comes From, Inc.	$181,610	$245,086

Net income per share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Weighted average number of common shares outstanding:
Basic	23,813,295	23,590,662
Diluted	23,981,133	23,813,108

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Year to date periods ended
	September 30,	September 30,
	2015	2014
Revenues:
Service revenues	$6,576,781	$5,060,375
Product sales	951,556	786,009
Other revenue	84,999	107,487
Total revenues	7,613,336	5,953,871
Costs of revenues:
Labor and other costs of services	3,403,398	2,804,361
Costs of products	573,759	527,702
Total costs of revenues	3,977,157	3,332,063
Gross profit	3,636,179	2,621,808
Selling, general and administrative expenses	3,120,379	2,404,776
Income from operations	515,800	217,032
Other expense (income):
Interest expense	1,253	9,325
Other income, net	(6,721)	(1,982)
Income before income taxes	521,268	209,689
Income tax expense	213,285	97,131
Net income	307,983	112,558
Net loss attributable to non-controlling interest	72,584	52,340
Net income attributable to Where Food Comes From, Inc.	$380,567	$164,898

Net income per share:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

Weighted average number of common shares outstanding:
Basic	23,791,825	22,996,399
Diluted	23,972,897	23,224,678

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.
Condensed Consolidated Statements of Cash Flow
(Unaudited)

	Year to date periods ended September 30,
	2015	2014
Net cash provided by operating activities	$1,383,239	$521,041

Investing activities:
Acquisition of International Certification Services, Inc., remaining interest	—	(195,926)
Purchase of other intangible assets	—	(81,000)
Purchases of property and equipment	(22,779)	(62,104)
Net cash used in investing activities	(22,779)	(339,030)

Financing activities:
Repayments of notes payable	(5,555)	(165,066)
Repayments of capital lease obligations	(3,275)	(3,110)
Restricted cash for line of credit collateral	—	(250,000)
Proceeds from stock option exercise	50,589	7,200
Proceeds from issuance of common stock	—	1,800,000
Net cash provided by financing activities	41,759	1,389,024
Net change in cash and cash equivalents	1,402,219	1,571,035
Cash and cash equivalents at beginning of period	2,583,058	1,067,537
Cash and cash equivalents at end of period	$3,985,277	$2,638,572

 The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.

Condensed Consolidated Statement of Equity

Year to date period ended September 30, 2015

(Unaudited)

	Where Food Comes From, Inc.
			Additional
	Common Stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2014	23,720,130	$24,266	$7,428,754	$(150,849)	$(1,092,005)	$6,210,166
Stock-based compensation expense	—	—	83,576	—	—	83,576
Issuance of common shares upon exercise of options	93,165	93	50,496	—	—	50,589
Retirement of treasury shares		(546)	(150,303)	150,849	—	—
Net income	—	—	—	—	380,567	380,567
Balance at September 30, 2015	23,813,295	$23,813	$7,412,523	$—	$(711,438)	$6,724,898

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

On September 16, 2013, we acquired the auditing business of Praedium Ventures, LLC, previously known as Validus Ventures, LLC (“Validus”) (Note 2). This acquisition was accounted for using the acquisition method of accounting and, accordingly, its results are included in the Company’s consolidated financial statements from the date of acquisition.

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

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (”SEC”) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2014, included in our Form 10-K filed on February 18, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the periods ended September 30, 2015 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

Pursuant to the Purchase Agreement, WFCF purchased and acquired customer relationships and trademarks of the Seller as of October 24, 2014 for aggregate consideration of $251,000, which included $150,000 in cash and 42,096 shares (the “Shares”) of common stock of WFCF valued at approximately $101,000 based upon the closing price of our stock on October 24, 2014, of $2.40 per share. The transaction was accounted for under the acquisition method of accounting and the purchase price was allocated primarily all to customer relationships, based on estimated fair value.

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

Because Praedium, at its option, can require the Company to purchase its 40% interest in Validus, the Validus non-controlling interest meets the definition of a contingently redeemable non-controlling interest.

Redeemable non-controlling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period and are shown as a separate caption between liabilities and equity (mezzanine section) in the accompanying balance sheet (Note 10).

Where Food Comes From

Notes to the Condensed Consolidated Financial Statements

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

Note 3 - Basic and Diluted Net Income per Share

Basic net income per share was computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following schedule is a reconciliation of the share data used in the basic and diluted net income per share computations:

	Quarter ended		Year to Date ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Basic:
Weighted average shares outstanding	23,813,295	23,590,662	23,791,825	22,996,399

Diluted:
Weighted average shares outstanding	23,813,295	23,590,662	23,791,825	22,996,399
Weighted average effects of dilutive securities	167,838	222,446	181,072	228,279
Total	23,981,133	23,813,108	23,972,897	23,224,678

Antidilutive securities:	95,834	22,500	75,334	22,500

The effect of the inclusion of the antidilutive shares would have resulted in an increase in earnings per share. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Where Food Comes From

Notes to the Condensed Consolidated Financial Statements

Note 4 – Intangible Assets and Other Assets

The following table summarizes our intangible and other assets:

	September 30,	December 31,	Estimated
	2015	2014	useful life

Intangible assets subject to amortization:
Tradenames/Trademarks	$64,307	$64,307	2.5- 8.0 years
Accreditations	88,663	88,663	5.0 years
Customer Relationships	1,401,330	1,401,330	8.0 - 15.0 years
Beneficial Lease Arrangement	120,200	120,200	11.0 years
	1,674,500	1,674,500
Less accumulated amortization	315,308	236,822
	1,359,192	1,437,678
Tradenames/trademarks (not subject to amortization)	465,000	465,000	indefinite
	1,785,422	1,902,678
Deposits	13,545	50,000
Intangible and other assets, net	$1,798,967	$1,952,678

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

There were no options to purchase common stock and 74,000 restricted stock units granted for the quarter ended September 30, 2015. For the year to date period ended September 30, 2015 no options to purchase shares of common stock and 83,000 shares of restricted stock units were granted. These restricted stock units had a weighted average grant date fair value of $2.68 and vest over a weighted average period of 2.67 years. Unrecognized compensation expense related to these restricted stock units at September 30, 2015, is approximately $195,400. For the quarter and year to date period ended September 30, 2014, options to purchase 3,334 and 30,334 shares of common stock were granted, respectively. Stock-based compensation expense for the third quarters ended September 30, 2015 and 2014 was approximately $33,535 and $25,900, respectively. Stock-based compensation expense for the year to date periods ended September 30, 2015 and 2014 was approximately $83,576 and $71,300, respectively. Stock-based compensation expense has been included in general and administrative expenses.

Where Food Comes From

Notes to the Condensed Consolidated Financial Statements

Note 6 – Equity Incentive Plan

Activity under our Equity Incentive Plan is summarized as follows:

	Number of Options/Warrants	Weighted Avg. Exercise Price per Share	Weighted Avg. Fair Value per Share	Weighted Avg. Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding, December 31, 2014	359,168	$0.76	$0.71	6.58	$768,869
Granted	—	$—	$—	—
Exercised	(93,165)	$0.54	$0.33	3.79
Canceled	—	$—	$—	—
Outstanding, September 30, 2015	266,003	$0.84	$0.85	6.68	$442,879
Exercisable, September 30, 2015	221,830	$0.73	$0.73	6.44	$396,139

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on September 30, 2015 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on September 30, 2015.

	Number of Options	Weighted Avg Grant Date Fair Value
Non-vested options, December 31, 2014	105,843	$1.33
Granted	—	$—
Vested	(61,670)	$1.26
Forfeited	—	$—
Non-vested options, September 30, 2015	44,173	$1.43

Unrecognized compensation expense at September 30, 2015, was approximately $41,500.

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

Where Food Comes From

Notes to the Condensed Consolidated Financial Statements

The provision (benefit) for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the third quarters ended September 30, 2015 and 2014, we recorded income tax expense of $92,000 and $143,940, respectively. For the year to date periods ended September 30, 2015 and 2014, we recorded income tax expense of $213,285 and $97,131, respectively. The difference between the expected tax expense and the effective tax expense is due to the tax effects of the non-controlling interest.

Note 8 - Notes Payable

Equipment Note Payable

In December 2012, we entered into a note payable of $37,407 for the purchase of a vehicle. Interest and principal payments are due in equal monthly installments of $715 over five years beginning January 2013. This note bears an interest rate of 5.5% per annum and is collateralized by the vehicle.

The current and non-current portion of the equipment note payable is as follows:

	September 30,	December 31,
	2015	2014

Equipment note payable	$18,115	$23,670
Less current portion of note payable	7,739	7,425
Note payable	$10,376	$16,245

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

The Note was secured by a certificate of deposit in the amount of $250,000, which was included in restricted cash, and a security interest in 500,000 shares of WFCF common stock. The 500,000 shares are personally owned by John and Leann Saunders, significant shareholders, officers and members of the Company’s Board of Directors. Upon termination of the Agreement, the certificate of deposit was released from restriction and is included in cash and cash equivalents at September 30, 2015.

ICS Revolving Line of Credit

ICS has a revolving line of credit (LOC) agreement which matures April 1, 2017. The LOC provides for $70,050 in working capital. The interest rate is at the New York prime rate plus 2.250% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. As of September 30, 2015, the effective interest rate was 6.25%. The LOC is collateralized by all the business assets of ICS. As of September 30, 2015, ICS had no amounts outstanding under this LOC.

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

As of September 30, 2015, future minimum lease payments are as follows:

Years ended December 31,	Amount
2015 (remaining three months)	$27,155
2016	46,564
2017	1,818
2018	303
Total lease commitments	$75,840

Capital Leases

The Company has a capital lease for certain office equipment with a base rent of $405 per month. This 63-month lease expires in April 2017. Approximately $22,300 in asset cost has been included in property and equipment and is being amortized over 63 months. Imputed interest of 5.25% was used in determining the minimum lease payments.

Where Food Comes From

Notes to the Condensed Consolidated Financial Statements

As of September 30, 2015, future minimum lease payments for capital leases are as follows:

Years Ending December 31,	Amount
2015 (remaining three months)	$1,215
2016	4,860
2017	1,797
Future minimum lease payments	7,872
Less amount representing interest	(340)
Present value of net minimum lease payments	7,532
Less current portion	(4,574)
Capital lease obligations	$2,958

Legal proceedings

From time to time, we may become involved in various legal actions, administrative proceedings and claims in the ordinary course of business. We generally record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable. We are not aware of any legal actions currently pending against us.

Note 10 – Contingently Redeemable Non-controlling Interest

Contingently redeemable non-controlling interest on our condensed consolidated balance sheet represents the non-controlling interest related to the Validus acquisition, in which the non-controlling interest holder, at its election, can require the Company to purchase its 40% investment in Validus. Below is a table reflecting the activity of the contingently redeemable non-controlling interest at September 30, 2015:

Balance, December 31, 2014	$974,019
Loss for three-month period ended September 30, 2015	(72,584)
Balance, September 30, 2015	$901,435

The contingently redeemable non-controlling interest is adjusted to the greater of the carrying value or redemption value as of each period end.

Note 11 – Supplemental Cash Flow Information

	None month period ended September 30,
	2015	2014
Cash paid during the period:
Interest	$881	$5,344

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

Current Marketplace Opportunities

We believe the following marketplace opportunities will drive our business forward effectively increasing consumer demand for third party verification services:

•	One-fourth of the world's beef and nearly one-fifth of the world's grain, milk and eggs are produced in the United States. With increased consumer consciousness, Americans are demanding to know where their food comes from and how they can support development of local and regional food systems. We believe that as consumers become better educated they will have more confidence in their food purchase decisions. Consumer demand continues to promote growth of our “Where Food Comes From®” labeling program.

•	There is a growing interest in the sustainability of the global beef value chain – its production and supply chain practices, policies and technologies. In May 2014, we joined the Global Roundtable for Sustainable Beef. Our involvement with this group has provided opportunities to work with those in the food service industry who are interested in this issue.

•	According to the USDA website, the U.S. market for certified organic products was estimated at more than $39 billion as of October 2015 while USDA-approved organic operations have grown more than 250% since 2002. Increasing consumer demand for healthy, better-for-you products produced with sustainable agricultural practices is driving growth in the organic market. Additionally, specialty food-store chains, conventional grocery store chains and big box retailers are allocating more shelf space to organic products in order to meet the growing demand. Our acquisition of ICS in February 2012 created a strategic transaction offering major participants in the food and agriculture industries a comprehensive range of verification services for the major food groups through a single platform.

•	In January 2013, the Food Safety Modernization Act (FSMA) issued two major proposed rules regarding preventive controls in human food and produce safety. Compliance dates for some businesses begins in September 2016. The most anticipated element of FSMA was the requirement that all Food and Drug Administration (FDA) regulated food companies develop and implement written food safety plans. The rule on preventive controls for human food (i.e., requiring written food safety plans) applies to all facilities that manufacture, process, pack or hold human food. We have begun to see significant movement in companies requesting our consulting expertise to developing programs designed to assist them in maintaining compliance with the new rules.

•	In March 2013, the USDA mandated the Animal Disease Traceability Rule primarily covering cattle 18 months of age or older. This ruling solidified the need for beef producers to participate in a national animal identification program. In December 2013, the USDA announced a final rule establishing general regulations for improving the traceability of U.S. livestock moving interstate. Under the final rule, unless specifically exempted, livestock moved interstate would have to be officially identified and accompanied by an interstate certificate of veterinary inspection or other documentation, such as owner-shipper statements or brand certificates. This ruling solidifies the need for beef producers to participate in a national animal identification program. This has presented a significant opportunity for our business. As a result, we have been participating in an industry-led coalition to offer private industry solutions for this ruling.

•	In July 2013, the FDA issued rules on importer foreign supplier verification and accreditation of third-party auditors. The first rule establishes the Foreign Supplier Verification Program (FSVP), which requires importers of food to analyze any hazards related to the imported food. If hazards exist, the importer must verify that the hazards are controlled through a third party audit. The second rule establishes an accreditation program for third party certification bodies to conduct food safety audits of foreign facilities. The accredited third parties will verify the safety of imports with FDA oversight. These rules help to ensure that imported foods meet the same safety standards that domestic foods do. Food safety is extremely important to all of us. It seems that the timing of our acquisition of the Validus auditing business in September 2013 couldn’t be better. Validus received the ISO 65 accreditation to provide Safe Quality Food certifications to specific segments of the food industry and is working toward ISO 17065 accreditation.

•	In October 2013, the FDA released its proposed rules for preventative controls for animal food. Compliance dates for some businesses begins in September 2016. The rules take animal feed and pet food regulation a step closer to human food regulations. Over the past few years food related illnesses, such as listeria and salmonella, were not unique to humans. At the same time, there were issues with arsenic in dog food, and most recently death from jerky treats. The rules for animal food controls call on the industry to enact many of the practices that are required of producers and processers of human food. Most notably is the requirement for conducting a Hazard Analysis, establishing controls for identified hazards and enacting monitoring, verification and record keeping protocols. To many, this brings to mind a Hazard Analysis and Critical Control Point or HACCP Plan. We believe that in connection with the Validus and Sterling acquisitions, we are in a dominant market position. Both Validus and Sterling provide a variety of services in order to verify responsible animal Care and Wellbeing, environmental, on-farm security, and worker care production practices. Additionally, Validus owns the Facility Certification Institute and their extensive work and wide range of experience in the animal feed and pet food arena is well recognized.

Current Concerns in our Industry

U.S. beef has been largely absent from the EU for the past 20+ years due to an EU ban on hormone-treated meat and meat products. In late 2009, the EU announced an annual duty-free quota of 20,000 metric tons for high-quality beef from cattle not treated with growth hormones (“NHTC”). In March 2012, the EU expanded the annual duty-free quota from 20,000 metric tons to 48,200 metric tons. In October 2013, the U.S. signed an extension to the existing trade agreement with the European Union regarding zero-tariffs for beef from non-hormone treated cattle, which means that demand for NHTC will continue. NHTC requires third party verification, but with duty-free access lowering the cost of doing business in Europe, we believe that it offers significantly more potential for third party NHTC verification services and our product line, High Quality Beef verification services; however, due to the current strength of the US dollar, we are seeing downward pressure on NHTC cattle prices causing the momentum of these programs to slow.

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

Highly Pathogenic Avian Influenza, more commonly known as Bird Flu, refers to strains of influenza that primarily affect several types of birds, including farmed poultry, i.e. chickens, geese, turkeys and ducks. The virus spreads through infected birds, via their saliva, nasal secretions, feces, and feed. According to ThePoultrySite.com, on April 29, 2015, poultry movements in North Dakota were limited to control the spread of avian influenza in the state following two recent outbreaks in commercial poultry. As a result of this news release, the virus delayed the number of onsite verifications performed, and negatively impacted supplies, including eggs. During second quarter 2015, we received a delay notification in our verification schedule from one of our egg producers. We have proposed an acceptable solution; however, more recently several other state poultry associations in the South are bracing for potential outbreaks. Autumn and winter months bring the possibility that migrating wild birds will carry the virus to the lower half of the United States. At this time we have no way to reasonably estimate the impact it could have on our business. However, we believe we have diversified our product offerings such that the impact is not expected to be significantly material to our 2015 consolidated results.

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

Liquidity and Capital Resources

At September 30, 2015, we had cash and cash equivalents of $3,985,277 compared to $2,583,058 of cash and cash equivalents at December 31, 2014. Our working capital at September 30, 2015 was $4,294,104 compared to $3,380,717 at December 31, 2014.

Net cash provided by operating activities for the nine months ended September 30, 2015 was approximately $1,383,200 compared to net cash provided of approximately $521,000 during the same period in 2014. Net cash provided by operating activities is driven by our net income (loss) and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock based compensation expense and deferred taxes.

Net cash used in investing activities for the nine month period ended September 30, 2015 was approximately $22,800 compared to approximately $339,000 used in the 2014 period. Net cash used in the nine month period ended September 30, 2015 period was attributable to the purchases of property and equipment. Net cash used in the 2014 period was primarily attributable to the acquisition of the remaining 40% interest in ICS in which we paid $195,900 in cash as well as acquiring certain intangible assets of Global Animal Management, Inc. for cash of $65,000.

Net cash provided by financing activities for the nine month period ended September 30, 2015 was approximately $41,800 compared to cash provided of $1,389,000 in the 2014 period. Net cash provided in the nine month period ended September 30, 2015 was due to stock option exercises of approximately $50,600 offset by repayments of debt and lease obligations of approximately $8,800. Net cash provided in the same period of 2014 was due to $7,200 in proceeds from stock option exercises and proceeds from issuance of common stock of $1,800,000 offset by repayments of debt and lease obligations of approximately $169,200.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Third quarter and Year to Date Period Ended September 30, 2015 Compared to the Same Periods in Fiscal Year 2014

Revenues

Total revenues for the third quarter ended September 30, 2015 increased 18.4% compared to the same period in 2014. Total revenues for the year to date period ended September 30, 2015 increased 27.9% compared to the same period in 2014.

Service revenues include sales of our USVerified solutions and related consulting, program development and web-based development services. Service revenues for the quarter ended September 30, 2015, of approximately $2,655,800 increased approximately $516,500 or 24.1% compared to the same period in 2014. For the year to date period ended September 30, 2015, service revenues of approximately $6,576,800 increased approximately $1,516,400 or 30.0% compared to the same period in 2014. Overall, the increase is due to both an increase in new verification customers, as well as an increase in product offerings.

Product sales represent sales of cattle identification ear tags. Product sales of approximately $371,700 for the third quarter ended September 30, 2015 decreased approximately $42,800 or 10.3% compared to the same period in 2014. The 2014 period consisted of a significant influx of new customers from immaterial acquisitions. For the year to date period ended September 30, 2015, product revenues of approximately $951,600 increased approximately $165,500 or 21.1%. Overall, the increase is due to an increase in the number of customers as well as an increase in average number of identification tags sold to each customer.

Other revenue primarily represents the fees earned from our WFCF labeling program. Other revenue of approximately $25,400 for the third quarter ended September 30, 2015 decreased $200 or 1.0% compared to the same period in 2014. For the year to date period ended September 30, 2015, other revenue of approximately $85,000 decreased $22,500 or 20.9% compared to the same period in 2014. The decrease is due to a change in beef suppliers at one of our major customers. Congruent with the integrity reflected in all of our programs, this customer made the decision to pull the WFCF label from its beef products until an acceptable alternate verified beef supplier can be found. This customer’s licensing revenue from beef alone made up nearly half of our licensing revenue historically. We are working to fully restore the licensing revenue generated by a verified beef source. In the meantime, we have partially offset the loss of this revenue with the addition of new customers and new product lines for our existing customers.

Cost of Revenues and Gross Margin

Cost of revenues for the third quarter ended September 30, 2015 was approximately $1,579,100 compared to approximately $1,399,800 during the same period in 2014. Cost of revenues for the year to date period ended September 30, 2015 was approximately $3,977,200 compared to approximately $3,332,100 during the same period in 2014. Gross margin for the third quarter ended 2015 improved slightly to 48.3% of revenues compared to 45.7% of revenues for the third quarter ended 2014. Gross margin for the year to date period ended September 30, 2015 improved slightly to 47.8% of revenues compared to 44.0% of revenues in the same period in 2014. Overall the improvement is due to absorption of costs over a higher sales base, as well as a slight change in product mix coupled with bundling opportunities where we can provide multiple verifications and/or certifications with one site visit.

Our margins are impacted by various costs such as cost of products, salaries and benefits, insurance, and taxes. Because certain elements of our cost of revenues are fixed in nature, incremental sales positively impact our margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter 2015 were approximately $1,171,500, an increase of approximately $396,500, or 51.2% over the third quarter ended 2014.  Selling, general and administrative expenses for the year to date period ended September 30, 2015 were approximately $3,120,400, an increase of approximately $715,600 or 29.8% compared to the same period in 2014.  Overall, the increase in our selling, general and administrative expenses is due in part to higher head count, increased sales and marketing costs, bonus accruals related to meeting certain financial milestones, and higher costs related to being a publicly held company. In addition, the Company is making significant investments in IT process redesigns related to the integration and standardization of differing field audit and accounting methodologies used by the IMI Global, ICS and Validus business units.

Income Tax Expense

The provision (benefit) for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the third quarters ended September 30, 2015 and 2014, we recorded income tax expense of approximately $92,000 and $143,900, respectively. For the year to date periods ended September 30, 2015 and 2014, we recorded income tax expense of $213,300 and $97,100, respectively. The difference between the expected tax expense and the effective tax expense is due to the tax effects of the non-controlling interest.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the third quarter ended September 30, 2015 was approximately $181,600, or $0.01 per basic and diluted common share, compared to approximately $245,100, or $0.01 per basic and diluted common share for the third quarter ended September 30, 2014. Net income attributable to WFCF shareholders for the year to date period ended September 30, 2015 was approximately $380,600, or $0.02 per basic and diluted common share, compared to approximately $164,900, or $0.01 per basic and diluted common share for the year to date period ended September 30, 2014.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2014 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 30, 2015, there have been no material changes to the risks disclosed in our most recent Annual Report on Form 10−K. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Date: October 29, 2015	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

By:	/s/ Dannette Henning
Chief Financial Officer

