Form 10-K
period 2015-12-31
Where Food Comes From, Inc.
filed 2016-02-16
CIK 1360565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934For Fiscal Year Ended December 31, 2015

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

Yes ☐   No ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 8, 2016, was 23,736,487. The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2015, the last business day of our most recently completed second fiscal quarter was $40,338,664, based on the closing stock price on that date of $2.63.

DOCUMENTS INCORPORATED BY REFERENCE: Part III is incorporated by reference from the registrant’s Definitive Proxy Statement for its 2016 Annual Meeting of Stockholders to be filed, pursuant to Regulation 14A, within 120 days after the close of the registrant’s 2015 fiscal year.

PART I

ITEM 1. BUSINESS

GENERAL

Where Food Comes From, Inc. and its subsidiaries (“WFCF”, “the Company”, “our”, “we”, or “us”) is a leading North American trusted resource for third-party verification of food production practices. The Company supports more than 10,000 farmers, ranchers, processors, retailers, distributors, and restaurants with a wide variety of value-added services provided through its family of verifiers, including IMI Global, International Certification Services, Validus Verification Services, and Sterling Solutions. In order to have credibility, product claims such as gluten free, non-GMO, non-hormone treated, humane handling, and others require verification by an independent third-party such as Where Food Comes From. The Company’s principal business is conducting both on-site and desk audits to verify that claims being made about livestock, crops and other food products are accurate. In addition, the Company’s Where Food Comes From® retail and restaurant labeling program connects consumers directly to the source of the food they purchase by requiring all product carrying the label to be sourced from third-party verified suppliers. With the use of Quick Response Code (“QR”) technology, consumers can instantly access information about the producers behind their food.

WFCF was founded in 1996 and incorporated in the state of Colorado as a subchapter C corporation on January 1, 2005. The Company’s shares of common stock trade on the OTCQB marketplace under the stock ticker symbol, “WFCF”.

The Company’s original name – Integrated Management Information, Inc. (d.b.a. IMI Global, Inc.) – was changed to Where Food Comes From, Inc. in 2012 to better reflect the Company’s mission. Early growth was attributable to source and age verification services for beef producers who wanted access to markets overseas following the discovery of “mad cow” disease in the U.S. Over the years, Where Food Comes From has expanded its portfolio to include verification services for most food groups and more than 30 standards. This growth has been achieved both organically and through the acquisition of other companies.

BUSINESS OVERVIEW

What We Do

The Company is one of the nation’s largest independent, third-party provider of food production audits and uses rigorous verification processes to ensure that claims made by food producers and processors are accurate.

The Where Food Comes From® labeling program offers food retailers and restaurants a means of connecting consumers to information on where and how the food they purchase has been grown or raised.

The Company’s business benefits from growing demand by consumers, retailers and government for increased transparency into food production practices.

Consumers: Due to concerns about food safety, animal welfare and an overall increase in health consciousness, consumers are demanding more information about the food they purchase.

Retailers: Responding to consumer demands for increased transparency as well as to the negative impact food scandals have on their bottom lines, retailers are requiring their suppliers to adhere to more stringent traceability and verification of product claims.

Government Regulation: The U.S. Department of Agriculture’s Animal Disease Traceability program, being phased in over the next few years, gluten-free testing requirements, and ingredient labeling regulations are all impacting product verification.

Growth Strategy

Due to organic growth in our portfolio of auditing standards, consumer demand and acquisitions, our sales have grown rapidly from $1.1 million in 2006 to $10.4 million in 2015, a 9-year compounded annual growth rate of approximately 28%.

Our growth strategy is as follows:

•	To cover more food groups than any other verification provider. Currently we verify beef, lamb, pork, poultry, dairy, eggs, produce and grain. In the future we hope to include seafood, beverages and other produce.
•	To offer solutions for ALL participants in the food supply chain including feed and input providers, ranchers, producers, packers, auction barns, processors, distributors, restaurants, retailers and consumers.

•	To expand on the industry’s largest solutions portfolio. We currently are verifying or certifying to more than 30 certification standards or guidelines. To our knowledge, that is the most in the industry.

•	To continue organic growth. We leverage our ‘bundling’ capability to aggressively pursue new customers; while sustaining our recurring revenue model and high retention rates.

•	To continue growth through merger and acquisition opportunities. Through selective acquisitions, we can expand our footprint, add new services, food groups and revenue streams.

In line with our growth strategy, we regularly evaluate acquisition opportunities as a means of achieving our long-term strategic objectives.

Acquisition of Validus Verification Services, LLC

On September 16, 2013, we entered into an Asset Purchase and Contribution Agreement (the “Asset Purchase Agreement”), by and among the Company, Validus Verification Services LLC (the “Buyer” or “Validus”), and Praedium Ventures, LLC, formerly known as Validus Ventures LLC (the “Seller”).

Pursuant to the Purchase Agreement, WFCF caused Validus to be organized to purchase and acquire certain audit, assessment and verification business assets of the Seller. The Company acquired a 60% interest in Validus in exchange for aggregate consideration of approximately $1.5 million, which included $565,000 in cash and 708,681 shares of common stock of WFCF valued at approximately $940,000 based upon the closing price of our stock on September 16, 2013, of $1.32 per share. The Company has the first right of refusal on the remaining 40% of the outstanding stock of Validus and intends to exercise this right during the first quarter of 2016.

INDUSTRY BACKGROUND

The value-added food industry has been growing rapidly for the past several years in response to increased consumer interest about food production. Per the 2010 U.S. Census, less than 1% of United States citizens are involved in producing food; thus there is a growing interest from consumers regarding how their food is produced. We are also in an increasingly global food market with food products traveling around the world, and brands differentiating themselves in the market. These key drivers are increasing the number of food labeling claims made on food products. Natural and/or organic are examples of food labels that indicate that the food or other agricultural product has been produced a certain way.

Natural and organic sales are only part of the story of how consumers look for the verification of practices tied to food labeling claims. Other factors are also becoming increasingly more important to consumers, evidenced on menus and product labels. While not an exhaustive list, some of the issues that farms, ranches, producers, processors, restaurants and retailers are addressing include: how animals are cared for and handled, how a product’s production impacts the environment and societies, and what inputs were used in the production of food items (like antibiotics).

As consumers want more assurance about the trustworthiness of labeling claims, there is a growing trend for verification of raising practices. Additionally, as the agriculture, livestock and food industry continues to mature and expand internationally, there is an increasing need to record, manage, report and verify information regarding the source, age, genetic background, animal treatment, nutrition, and other credence attributes. We believe verification of labeling claims by an independent third-party can meet consumer demands and expectations. Third-party verification also benefits producers, processors, distributors, restaurants, and retailers by addressing marketplace differentiation and global competitiveness.

Current Marketplace Opportunities

Because of growing demand for increased transparency into food production practices, we believe there are three main market drivers to promote forward momentum for our business:

1)	Consumer awareness and expectations

•	A recent survey conducted by Acosta, a leading full-service sales and marketing agency in the consumer packaged goods industry, which was released in 2015, indicates consumers are actually changing their shopping habits in the grocery store. Increasingly more Americans are shopping the perimeter of the grocery store rather than stocking their pantries, and choosing to cook healthy meals at home, even if it comes at a higher cost.

•	According to the US Grocery Shopper Trends 2014 Report, more than 25% of consumers surveyed are seeking products that are minimally processed, locally grown or produced, with recognizable and a short list of ingredients. Per Jenny Zegler, Global Food and Drink Analyst at Mintel, said “these trends explore how consumers’ evolving priorities, opportunities from advancements in functional formulation and the almost inescapable reach of technology will affect food and drink in the coming year. Consumers are not only the influencers, as shifting economics, natural phenomena and social media are shaping what, how, where and with whom consumers are choosing to eat and drink…”

•	Based on a survey in the March 13, 2014 Cone Communication Food Issues Trend Tracker, food safety and nutritional value rose to the top as the most important factors when hitting the grocery aisles. Additionally, at least two-thirds of Americans prioritized the following as other significant factors when deciding what makes it into the shopping cart: locally produced, sustainable packaging, animal welfare, non-GMO, protection and renewal of natural resources.

•	Three in five Americans are on the lookout for non GMO-labeled foods when shopping. Per the March 13, 2014 Cone Communication Food Issues Trend Tracker, 39% believe that non-GMO foods are healthier, 32% are concerned about the effects on the environment, and 24% question the ethics behind the use of GMO’s.

•	According to the USDA website, the U.S. market for certified organic products was estimated at more than $39 billion as of October 2015 while USDA-approved organic operations have grown more than 250% since 2002. Increasing consumer demand for healthy, better-for-you products produced with sustainable agricultural practices is driving growth in the organic market.

2)	Global competitiveness among retailers

•	Restaurant chains and retailers with dominant market shares and large buying power, like McDonald’s and Wal-Mart, are leading the way in prioritizing sustainable food supply initiatives in answer to consumer demands. With information literally at our fingertips, Google searches and smart phone apps are making it easier to expose where sustainable food supply chains are, and where they are not.

•	Producers, packers, distributors and retailers understand that verification, identification and traceability are key competitive differentiators, and many times is necessary for export into international markets, including Korea, Russia and the European Union.

3)	Government regulation

•	In January 2013, the Food Safety Modernization Act (FSMA) issued two major proposed rules regarding preventive controls in human food and produce safety. Compliance dates for some businesses will begin September 2016. We have begun to see significant movement in companies requesting our consulting expertise to developing programs designed to assist them in maintaining compliance with the new rules.

•	The Animal Disease Traceability Rule primarily covers beef cattle 18 months of age or older. Under the final rule, unless specifically exempted, livestock moved interstate must be officially identified and accompanied by an interstate certificate of veterinary inspection or other documentation, such as owner-shipper statements or brand certificates.

•	In July 2013, the U.S. Food and Drug Administration (“FDA”) issued rules on importer foreign supplier verification and accreditation of third-party auditors. The accredited third parties will verify the safety of imports with FDA oversight. These rules help to ensure that imported foods meet the same safety standards that domestic foods do.
•	In October 2013, the FDA released its proposed rules for preventative controls for animal food. Compliance dates for some businesses will begin September 2016. The rules for animal food controls call on the industry to enact many of the practices that are required of producers and processers of human food. Most notably is the requirement for conducting a Hazard Analysis, establishing controls for identified hazards and enacting monitoring, verification and record-keeping protocols.

Current Concerns in Our Industry

U.S. beef exports to the European Union (EU) must be third-party verified as High Quality Beef (a USDA feeding claim) and non-hormone treated cattle (NHTC). With duty-free access to the EU lowering the cost of doing business in Europe, we believe that it offers significantly more potential for third-party NHTC verification services and High Quality Beef verification services. However, due to the current strength of the US dollar, we are seeing downward pressure on NHTC cattle prices causing the momentum of these programs to slow.

In early 2014, Porcine Epidemic Diarrhea Virus (PEDv) negatively impacted the pork/sow industry. The total number of known positive PEDv laboratory swine accessions grew rapidly each week with no vaccines against the virus. In February 2014, in order to prevent the spread of PEDv, the USDA published a request that pig farmers submit accurate on-farm inventory, birth, and death rates in an effort to minimize persons sent to farms to collect data. While the impact of this news significantly delayed the number of onsite pork verifications scheduled in 2014, we believe that we have diversified our product offerings such that the impact was not catastrophic to our 2014 or 2015 annual consolidated results.

Highly Pathogenic Avian Influenza, more commonly known as Bird Flu, refers to strains of influenza that primarily affect several types of birds, including farmed poultry, i.e. chickens, geese, turkeys and ducks. The virus spreads through infected birds, via their saliva, nasal secretions, feces, and feed. According to ThePoultrySite.com, on April 29, 2015, poultry movements in North Dakota were limited to control the spread of avian influenza in the state following two recent outbreaks in commercial poultry. As a result of this news release, the virus delayed the number of onsite verifications performed, and negatively impacted supplies, including eggs. During second quarter 2015, we received a delay notification in our verification schedule from one of our egg producers. We have proposed an acceptable solution; however, more recently several other state poultry associations in the South are bracing for potential outbreaks and on January 17, 2016, the USDA announced detection of a new strain of the virus in a turkey flock located in Indiana. Autumn and winter months bring the possibility that migrating wild birds will carry the virus to the lower half of the United States. We believe we have diversified our product offerings such that the impact was not material to our 2015 consolidated results. However, at this time we have no way to reasonably estimate the future impact it could have on our business.

We believe that our experience in bio-security considerations and the core competency needed to deal with verification system design gives us a competitive advantage creating a barrier to entry for less sophisticated third-party verification companies.

SALES

Our revenues are generated primarily from third-party verification services, hardware sales and our labeling program, Where Food Comes From®. We sell our products and services directly to customers at various levels in the agriculture, food and livestock supply chain. Our customers include some of the largest U.S. beef and pork packers, organic producers and processors, and specialty retail chains. No single customer generated more than 10% of total net revenue in 2015 or 2014.

Service Revenues

We offer a wide array of verification and certification services to help food producers, brands and consumers differentiate certain attributes and production methods in the marketplace. We are recognized and utilized by numerous standard setting bodies as an accredited verification or certification service provider. We enable food producers and brands to make certain claims on live animals or packaged food products by verifying that they are meeting the standards or guidelines associated with the claim(s) they are making.

Most of our service offerings can be bundled to provide a “one-stop shop” for customers that have multiple levels of verification and certification needs, such as source verification and food safety certification.

We also offer consulting, program development and web-based development services on a customized basis to meet special customer requirements. For the years ended December 31, 2015 and 2014, our third-party verification programs provided 87.3% and 86.3% of our total revenue, respectively.

Hardware Sales

In support of our third-party verification service offerings, we offer hardware products (primarily cattle identification ear tags) to our customers. While these hardware products have lower profit margins than our proprietary offerings, they allow us to offer our customers a comprehensive solution. Approximately 11.6% and 12.4% of our total revenue was provided by the sale of hardware during the years ended December 31, 2015 and 2014, respectively.

Other Revenue

All of our verification products that are source-verified qualify for our WhereFoodComesFrom® verification seal of approval. As a third-party verification service provider, we must review each individual producer’s or food company’s claim and system to ensure that 100 percent of the supply is managed through a third-party verification program recognized by the USDA, ISO and/or another internationally recognized standard setting body. This revenue stream primarily represents a price per pound fee for use of our WhereFoodComesFrom® label.

The WhereFoodComesFrom® labeling program offers food retailers and restaurants a means of connecting consumers to information on where and how the food they purchase has been grown or raised. Grocery stores and restaurants can display the Where Food Comes From® label along with a QR code consumers can scan with smart phones to access information on the farmers and ranchers who produce food for that establishment.

We offer incentives to select producers and processors who exclusively use our verification and certification services in connection with our distinctive brand.

MARKETING

Our marketing strategy includes direct marketing, advertising, event sponsorship, and trade show participation. From a public relations perspective, our staff is frequently quoted in industry trade journals and requested as speakers at various industry events as subject matter experts on the topics of animal identification, traceability, branding, third-party verification and certification, and the USDA verification programs.

In order to reach additional customers, we continually develop strategic marketing partnerships with leading companies in the industry with complementary abilities and products. We do not currently rely on any third-party contracts with distributors, licenses or manufacturers in conducting our business.

We also use social media sites such as Facebook and Twitter to help promote our business, market our product offerings, and connect consumers with current topics in the agriculture, livestock and food industry.

COMPETITION

The competition for third-party verification services in the food and agriculture industry is growing more intense, especially within the organic market. We estimate that there are approximately 7 key competitors serving the food and agricultural industry, including Quality Assurance International, California Certified Organic Farmers, Oregon Tilth, Organic Crop Improvement Association, FoodChain ID, NSF International and SCS Global Services. Differentiation hinges upon understanding all facets of food verification and the complex compliance challenges to make product verifications efficient, cost-effective, and seamless. Our core business and expertise focuses on the “on farm” verifications to a variety of standards, guidelines and criteria including source verification, natural, animal care and well-being, sustainability verification.

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

EMPLOYEES

As of December 31, 2015, we had 49 employees. Our future success is substantially dependent upon the performance of our key senior management personnel, as well as our ability to attract and retain highly qualified technical personnel. Additional information regarding certain risks related to our employees is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the name, age, and position of each of the persons who was serving as an executive officer of the Company as of December 31, 2015:

Name	Age	Position Held
John Saunders	44	CEO and Chairman of the Board
Leann Saunders	45	President and Director
Dannette Henning	45	Chief Financial Officer

John Saunders, founder of the company has served as the Chief Executive Officer and Chairman of the Board since 1998. Previously, Mr. Saunders was a partner and consultant for Pathfinder Consulting Services, Inc. in Parker, Colorado. An expert in both technology and the livestock industry, Mr. Saunders is a graduate of Yale University.

Leann Saunders joined the Company in 2003. She has served as the President since 2008 and as a director of the Company since January 2012. She manages all company operations. Prior to 2003, Mrs. Saunders worked for PM Beef Holdings (“PM”), an integrated beef company, and developed a supply system for PM’s Ranch to Retail product line and managed PM’s USDA Process Verified program. She then served as the company’s Vice President of Marketing and Communications. Prior to joining PM in 1996, Mrs. Saunders worked for McDonald’s Corporation as a Purchasing Specialist, and Hudson Foods Corporation. Mrs. Saunders graduated with a BS in Agriculture Business and an MS in Beef Industry Leadership from Colorado State University. Leann also sits on the Board of Directors for the International Stockmen’s Education Foundation and the United States Meat Export Federation.

Dannette Henning was engaged as a consultant beginning in November 2007 and was appointed as the Chief Financial Officer in February 2008. From 2004 to 2007, Mrs. Henning was the Controller for Einstein Noah Restaurant Group. From 2001 to 2003, she served as the Controller for Vari-L Company. Mrs. Henning’s previous experience includes financial management positions with KPMG Peat Marwick, DF&R Restaurant Company, and CSI/CDC Company. Mrs. Henning is a CPA with more than 20 years of professional experience. She received a BBA degree in Accounting from the University of Texas at Arlington.

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

We operate in a competitive industry with a limited market characterized by changing technology, frequent introductions of new service offerings, service enhancements, and evolving industry standards.

We compete with many other vendors of products and services designed for tracking cattle and other livestock and for herd management and crop production practices. Our competitors range from small start-up companies to multi-national firms. Our competitors may have significantly greater financial, technical and marketing resources. Competition is likely to intensify as current competitors expand their service offerings and as new companies enter the market. Additionally, competition may intensify as our competitors enter into business combinations or alliances and established companies in other market segments expand to become competitive with our business. Increasing competition may result in reduced margins and the loss of market share. Our competitors may offer broader service offerings or technologies that are more commercially attractive and gain greater market acceptance than our current or future products. Additionally, new technology may render our products and services obsolete.

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

Today, infectious disease and viral outbreaks appear to be emerging more quickly than ever. For example, Porcine Epidemic Diarrhea Virus (PEDv) negatively impacted the pork/sow industry in 2014 and Highly Pathogenic Avian Influenza, more commonly known as Bird Flu, is currently impacting poultry operations. Additionally, contagious disease or viral outbreaks create increased bio-exclusion considerations in our business. While we attempt to mitigate these risks by creating innovative solutions that mitigate the risk of transferring disease, we can give no assurance that we will be successful in overcoming the potential negative impact to the results of our operations.

In the event that market demand for third-party verified products declines, our customers may not be able to generate sufficient revenues to justify purchase of our verification solutions and consulting services.

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

In addition to uncertainty about our ability to expand into international markets, there are certain risks inherent in doing business internationally, including, but not limited to:

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

Our business could suffer if we are unsuccessful in making, integrating, and maintaining our acquisitions and investments.

We have acquired and invested in a number of companies, and we may acquire or invest in or enter into joint ventures with additional companies. These transactions create risks such as:

•	disruption of our ongoing business, including loss of management focus on existing businesses;
•	problems retaining key personnel;
•	additional operating losses and expenses of the businesses we acquired or in which we invested;
•	the potential impairment of tangible and intangible assets and goodwill, including as a result of acquisitions;
•	the potential impairment of customer and other relationships of the company we acquired or in which we invested or our own customers as a result of any integration of operations;
•	the difficulty of incorporating acquired technology and rights into our offerings and unanticipated expenses related to such integration;
•	the difficulty of integrating a new company’s accounting, financial reporting, management, information and information security, human resource, and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;
•	for investments in which an acquired company’s financial performance is incorporated into our financial results, either in full or in part, the dependence on such company’s accounting, financial reporting, and similar systems, controls, and processes;
•	the difficulty of implementing at companies we acquire the controls, procedures, and policies appropriate for a public company; and
•	potential unknown liabilities associated with a company we acquire or in which we invest.

As a result of future acquisitions or mergers, we might need to issue additional equity securities, spend our cash, or incur debt, contingent liabilities, or amortization expenses related to intangible assets, any of which could reduce our profitability and harm our business. In addition, valuations supporting our acquisitions and strategic investments could change rapidly given the current global economic climate. We could determine that such valuations have experienced impairments or other-than temporary declines in fair value which could adversely impact our financial results.

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

We could be harmed by data loss or other security breaches.

As a result of our services being web-based and the fact that we process, store, and transmit large amounts of data, including personal information, for our customers, failure to prevent or mitigate data loss or other security breaches, including breaches of our vendors’ technology and systems, could expose us or our customers to a risk of loss or misuse of such information, adversely affect our operating results, result in litigation or potential liability for us, and otherwise harm our business. We use third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. We have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor. Nevertheless, such measures cannot provide absolute security and there can be no assurance that there may not be a material adverse effect on our operating results in the future.

We face risks related to system interruption and lack of redundancy.

We experience occasional system interruptions and delays that make our websites and services unavailable or slow to respond and prevent us from efficiently providing services to third parties, which may reduce our net sales and the attractiveness of our services. If we are unable to continually add software and hardware, effectively upgrade our systems and network infrastructure, and take other steps to improve the efficiency of our systems, it could cause system interruptions or delays and adversely affect our operating results.

Our computer and communications systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, earthquakes, acts of war or terrorism, acts of God, computer viruses, physical or electronic break-ins, and similar events or disruptions. Any of these events could cause system interruption, delays, and loss of critical data, and could prevent us from providing timely services, which could make our service offerings less attractive and subject us to liability. Our systems are not fully redundant and our disaster recovery planning may not be sufficient. In addition, we may have inadequate insurance coverage to compensate for any related losses. Any of these events could damage our reputation and be expensive to remedy.

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

As of February 8, 2016, John Saunders, our Chairman and CEO, and Leann Saunders, our President, beneficially owned in the aggregate approximately 31% of our common stock. These officers, if they determine to vote in the same manner, would have a significant impact on the outcome of any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions or terms of any liquidation. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

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

In recent months and years, the securities markets in the United States have experienced high levels of price and volume volatility, and the market prices of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operating performance or prospects of such companies. It is likely that continual fluctuations in price will occur. Our shares of common stock trade on the OTCQB marketplace, which may not provide as much liquidity for shares of our common stock as would a registered stock exchange. The price of our common stock has been subject to price and volume volatility in the past and will likely continue to be subject to such volatility in the future. In addition, unlike the registered stock exchanges, there are few corporate governance requirements imposed on OTC-QB quoted companies.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We lease approximately 3,100 square feet of office space in a one story office facility in Castle Rock, Colorado which is used as our corporate headquarters. Our lease expired in June 2015. The lease was renewed effective June 15, 2015, for a nine month term. Our rent for the facility in Castle Rock, Colorado is approximately $6,100 per month, which includes common area maintenance (CAM) charges.

We also own approximately ¾ acre on which a 2,300 square foot building leased by the Company is located in Medina, North Dakota. The North Dakota office is leased for a period of 5 years with an expiration date of March 1, 2018. One additional option to renew for a five-year term exists and is deemed to automatically renew unless written notice is provided 60 days before the end of the term. This location pays a minimum monthly rental rate of approximately $150 plus all utilities, taxes and other expenses based on actual expenses to maintain the building.

In September 2013, the Company entered into a lease agreement for office space in Urbandale, Iowa. The lease is for a period of three years, expiring October 31, 2016, and requires rental payments of approximately $2,600 per month. There is no renewal feature. In addition to primary rent, the lease requires additional payments for operating costs and other common area maintenance costs.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may become involved in various legal actions, administrative proceedings and claims in the ordinary course of business. We generally record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable.

There are currently no ongoing proceedings against the Company.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Since the inception of the public trading of our securities in November 2006 until June 2012, our common stock have traded over-the-counter under the symbol “INMG.” In June 2012, we changed our stock ticker symbol to “WFCF” to better reflect our brand strategy and to raise awareness in the investor community. The following table sets forth the range of high and low bid prices over the past two years. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

	2015		2014
	High	Low	High	Low
First quarter	$3.68	$2.62	$3.24	$1.85
Second quarter	$3.10	$2.50	$2.66	$1.87
Third quarter	$2.83	$2.50	$2.69	$2.00
Fourth quarter	$3.00	$1.80	$3.00	$2.30

Stockholders

As of February 8, 2016, we estimate that there were 100 record holders of our common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals and entities are registered in the name of Cede & Co. A nominee of The Depository Trust Company, Cede & Co. is a securities depository for banks and brokerage firms.

Dividends

We have not declared or paid any cash dividends on our common stock. We presently do not have plans to pay any cash dividends in the future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market. Activity under the Stock Buyback Plan is as follows:

	Number of Shares	Cost of Shares	Average Cost per Share

Shares purchased prior to 2015	546,697	$150,849	$0.28
Retirement of shares purchased	(546,697)	(150,849)	$(0.28)
Shares purchased during 2015	85,808	177,916	$2.07
Total	85,808	$177,916	$2.07

Our stock buyback plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. In the future, we may consider additional share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, and planned investment and financing needs.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K and other publicly available documents, including the documents incorporated herein and therein by reference, contain, and our officers and representatives may from time to time make, “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding:

•	our expectations and beliefs about the market and industry and competitive landscape;
•	our goals, plans, and expectations regarding our operations and properties and results;
•	our beliefs about our competitive advantages, the diversification of our product offerings, and the keys to our success;
•	plans regarding our stock repurchase program;
•	our intent to exercise an option to purchase the remaining 40% of the outstanding stock of Validus;
•	our beliefs and expectations regarding our financial position, ability to finance operations and growth, pay dividends;
•	the amount of financing necessary to support operations and
•	our beliefs regarding the impact of the adoption of certain accounting standards on our financial statements.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	Changing technology and evolving standards in the livestock and food industry;
•	Consumer focus on food safety and assurance;
•	Competition from other providers serving the food and agriculture industry
•	Economic and financial conditions in the livestock and food industry;
•	International export market activities, including trade barriers to certain beef and other livestock exports;

•	Market demand for beef and other livestock products;
•	Seasonal volatility in business activity;
•	Developments and changes in laws and regulations, including increased regulation of the livestock and food industry through legislative action and revised rules and standards;
•	Strategic actions, including acquisitions and our success in integrating acquired businesses;
•	Enforceability of our patents, trademarks and other intellectual property rights;
•	Continued service of key senior management personnel; and
•	Such other factors as discussed throughout Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Part I, Item 1A. Risk Factors.

Any forward-looking statement made by us in this annual report on Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

RESULTS OF OPERATIONS

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues

Total revenues for the year ended December 31, 2015 increased 18.6% over the year ended December 31, 2014.

Service revenues include sales of our US Verified solutions and related consulting, program development and web-based development services. Service revenues for the year ended December 31, 2015 increased 20.0% compared to the year ended December 31, 2014. Overall, this increase is due to both an increase in new verification customers, as well as an increase in new product offerings.

Product sales are primarily sales of cattle identification ear tags. Product sales for the year ended December 31, 2015 increased 11.4% compared to the year ended December 31, 2014. Overall, the increase is due to an increase in the number of customers as well as an increase in average number of identification tags sold to each customer.

Other revenue primarily represents the fees earned from our WhereFoodComesFrom® labeling program. Other revenue for the year ended December 31, 2015 decreased 2.9% compared to the year ended December 31, 2014. The decrease is due to a change in beef suppliers at one of our major customers. Congruent with the integrity reflected in all of our programs, this customer made the decision to pull the WFCF label from its beef products until an acceptable alternate verified beef supplier can be found. This customer’s licensing revenue from beef alone made up nearly half of our licensing revenue historically. We continue to work with this customer to fully restore the licensing revenue generated by a verified beef source. In the meantime, we have partially offset the loss of this revenue with the addition of new customers and new product lines for our existing customers.

Cost of Revenues and Gross Margin

Cost of revenues for the year ended December 31, 2015 were approximately $5,540,700 compared to approximately $5,001,600 for the year ended December 31, 2014. Gross margin for 2015 increased to 46.7% of revenues compared to 42.9% for 2014. Overall the improvement is due to absorption of costs over a higher sales base, as well as a slight change in product mix coupled with bundling opportunities where we can provide multiple verifications and/or certifications with one site visit.

Our margins are impacted by various costs such as cost of products, salaries and benefits, insurance, and taxes. Because certain elements of our cost of revenues are fixed in nature, incremental sales positively impact our margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2015 were approximately $4,059,500, an increase of approximately $640,900, or 18.7% over the year ended December 31, 2014. Overall, the increase in our selling, general and administrative expenses is due in part to higher head count, increased sales and marketing costs, bonus accruals related to meeting certain financial milestones, and higher costs related to being a publicly held company. In addition, the Company is making significant investments in IT process redesigns related to the integration and standardization of differing field audit and accounting methodologies used by IMI Global, ICS and Validus. However, selling, general and administrative expenses as a percentage of revenue held steady at 39% in 2015 and 2014.

Income Tax Expense

During the years ended December 31, 2015 and 2014, utilization of NOL carry forwards resulted in no current income tax expense. For the years ended December 31, 2015 and 2014, income tax expense of approximately $298,200 and $140,900, respectively, represented deferred income tax.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the year ended December 31, 2015 was approximately $533,900 or $0.02 per basic and diluted common share, compared to approximately $229,100 or $0.01 per basic and diluted common share for the year ended December 31, 2014.

Liquidity and Capital Resources

At December 31, 2015, we had cash and cash equivalents of approximately $3,781,400 compared to approximately $2,583,100 of cash and cash equivalents at December 31, 2014. Our working capital at December 31, 2015 was approximately $4,251,600 compared to approximately $3,212,900 at December 31, 2014.

Net cash provided by operating activities during 2015 was approximately $1,113,800 compared to net cash provided by operating activities of $590,000 during the same period in 2014. Net cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock based compensation expense, and deferred taxes. Fluctuations are primarily due to the timing of cash receipts and cash disbursements offset by operating performance.

Net cash used in investing activities during 2015 was approximately $26,300 compared to net cash used in investing activities of $485,800 during 2014. Net cash used in 2015 was attributable to the purchases of property and equipment. Net cash used in the 2014 period was primarily attributable to the acquisition of the remaining 40% interest in ICS for which we paid $195,000 in cash as well as acquiring certain intangible assets of Global Animal Management, Inc. for cash of $65,000 and certain audit, assessment and verification business assets of Sterling Solutions, LLC for cash of $150,000. Additionally, we spent approximately $74,900 towards property and equipment in 2014.

Net cash provided by financing activities during 2015 was approximately $110,800 compared to $1,411,300 in the 2014 period. Net cash provided in the 2015 period was due to stock option exercises of approximately $50,600 and a certificate of deposit previously classified as restricted cash of $250,000 which was released from restriction when the line of credit agreement that imposed its restriction was cancelled, offset by repayments of debt and lease obligations of approximately $11,900. Net cash provided in 2014 was due to the private placement of 900,000 shares of common stock for $1,800,000 in cash and $32,300 in proceeds from stock option exercises offset by repayments of debt and lease obligations of approximately $171,000.

Historically, our growth has been funded through a combination of convertible debt from private investors and private placement offerings. We continually evaluate all funding options including additional offerings of our securities to private, public and institutional investors and other credit facilities as they become available.

The primary driver of our operating cash flow is our third-party verification solutions, specifically the gross margin generated from services provided. Therefore we focus on the elements of those operations including revenue growth and long-term projects that ensure a steady stream of operating profits to enable us to meet our cash obligations. On a weekly basis we review the performance of each of our revenue streams focusing on third-party verification solutions compared with prior periods and our operating plan. We believe that our various sources of capital, including cash flow from operating activities, overall improvement in our performance, and our ability to obtain additional financing are adequate to finance current operations as well as the repayment of current debt obligations. We are not aware of any other event or trend that would negatively affect our liquidity. In the event such a trend develops, we believe that there are sufficient financing avenues available to us and from our internal cash generating capabilities to adequately manage our ongoing business.

The culmination of all our efforts has brought significant opportunities to us including: increased investor confidence and renewed interest in our company, as well as the potential to develop business relationships with long-term strategic partners. In keeping with our core business, we will continue to review our business model with a focus on profitability, long-term capital solutions and the potential impact of acquisitions or divestitures, if such an opportunity arises.

Our plan for continued growth is primarily based upon acquisitions, as well as, intensifying our focus on international markets. We believe that there are significant growth opportunities available to us because often the only way to access various restrictions as imposed on international market imports/exports is via a quality verification program.

Debt Facility

On September 2, 2014, WFCF entered into a Business Loan Agreement (the “Agreement”) and a related promissory note (the “Note”) for a revolving line of credit with Castle Rock Bank. The term of the Agreement was until September 2, 2015, and it provided for advances up to $500,000. The interest rate on any amounts borrowed under the Agreement was 3.750% per annum, payable monthly. All amounts borrowed under the Agreement and the Note was required to be repaid by September 2, 2015 and could be prepaid without penalties. The Agreement contained certain customary affirmative and negative covenants. There were no amounts borrowed under this line and the Company terminated this agreement without penalty on May 8, 2015.

The Note was secured by a certificate of deposit in the amount of $250,000 and a security interest in 500,000 shares of Where Food Comes From, Inc. common stock. The 500,000 shares are personally owned by John and Leann Saunders, significant shareholders, officers and members of the Company’s Board of Directors. Upon termination of the Agreement, the certificate of deposit was released from restriction and is included in cash and cash equivalents at December 31, 2015.

The Company also has a revolving line of credit (LOC) agreement with Unison Bank which was renewed on April 1, 2014, and matures April 1, 2017. The LOC provides for $70,050 in working capital. The interest rate is at the New York prime rate plus 2.250% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. The LOC is collateralized by all the business assets of ICS. As of December 31, 2015, there were no amounts outstanding on this LOC.

Off Balance Sheet Arrangements

As of December 31, 2015, we had no off-balance sheet arrangements of any type.

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

Deferred revenue represents payments received in advance from our customers for annual customer support services not yet performed as of December 31, and revenue is recognized as services are performed, generally over the one-year contract term.

Customer deposits represent down-payments made in advance of a verification audit to be performed for a customer and deposits are applied to the customer’s accounts when invoiced.

Revenues under contracts for consulting services are recognized when completed (for short-term projects). On occasion, we may enter into long-term projects, for which we use the percentage of completion method. No such long-term projects occurred during 2015 and 2014.

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

There is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may differ from the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Although the fair value of our share-based awards is determined in accordance with U.S. GAAP and the SEC’s Staff Accounting Bulletin No. 107 using an option-pricing model, the value calculated may not be indicative of the fair value observed in a willing buyer / willing seller market transaction.

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

Intangible Assets

Our intangible assets consist of customer lists, accreditations, beneficial lease arrangement and trade name related to our acquisitions, recorded at estimated fair value. It also consists of our trademark rights and the related costs incurred to obtain the trademark rights recorded at cost. These assets are subject to amortization using the straight-line method over the estimated useful lives of the respective assets, which range from two to fifteen years. We review our intangible assets for impairment at least annually or whenever impairment indicators are determined to be present. If an impairment exists, the amount of impairment is measured as the excess of the carrying amount of the asset over its fair value as determined utilizing the estimated discounted future cash flows, or some other fair value measure, or the expected proceeds, net of costs to sell, upon sale of the asset. During 2014 and 2015, we completed an impairment analysis, and based upon the work performed, we concluded that no impairment existed.

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

We estimate the ICS reporting unit’s fair value using a 5-year projection and the Validus reporting unit using a 13-year projection of discounted cash flows which incorporates planned growth rates, market-based discount rates and estimates of residual value. Additionally, we used a market-based, weighted-average cost of capital of 19% for ICS and 15% for Validus to discount the projected cash flows of those operations. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, industry and economic conditions and our actual results and conditions may differ over time. If the carrying value of a reporting unit’s net assets exceeds its fair value, the second step is applied to measure the difference between the carrying value and implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, the goodwill is considered impaired and reduced to its implied fair value.

In 2015 and 2014, there were no impairments of goodwill.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to our financial statements set forth in Item 8 of this Form 10-K for a detailed description of recent accounting pronouncements. We do not expect these recently issued accounting pronouncements to have a material impact on our results of operations, financial condition, or liquidity in future periods.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Where Food Comes From, Inc.:

We have audited the accompanying consolidated balance sheets of Where Food Comes From, Inc. and its subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, in March 2014, the Company acquired the remaining 40% interest of International Certification Services, Inc., and in October 2014, the Company acquired assets of Sterling Solutions, LLC.

/s/ GHP Horwath, P.C.

Denver, Colorado

February 16, 2016

 Where Food Comes From, Inc.
Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$3,781,397	$2,583,058
Restricted cash	—	250,000
Accounts receivable, net	1,110,052	979,532
Prepaid expenses and other current assets	154,912	126,938
Total current assets	5,046,361	3,939,528
Property and equipment, net	157,950	231,886
Intangible and other assets, net	1,760,199	1,952,678
Goodwill	1,279,762	1,279,762
Deferred tax assets, net	231,452	529,602
Total assets	$8,475,724	$7,933,456
Liabilities and Equity
Current liabilities:
Accounts payable	$417,836	$401,131
Accrued expenses and other current liabilities	92,574	65,849
Customer deposits	77,784	69,090
Deferred revenue	194,087	178,724
Current portion of notes payable	7,846	7,425
Current portion of capital lease obligations	4,634	4,397
Total current liabilities	794,761	726,616
Capital lease obligations, net of current portion	1,776	6,410
Notes payable, net of current portion	8,365	16,245
Total liabilities	804,902	749,271
Commitments and contingencies
Contingently redeemable non-controlling interest	936,370	974,019
Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized;
23,822,295 (2015) and 24,266,827 (2014) shares issued, and
23,736,487 (2015) and 23,720,130 (2014) shares outstanding	23,822	24,266
Additional paid-in-capital	7,446,634	7,428,754
Treasury stock of 85,808 (2015) 546,697 (2014) shares	(177,916)	(150,849)
Accumulated deficit	(558,088)	(1,092,005)
Total equity	6,734,452	6,210,166
Total liabilities and stockholders' equity	$8,475,724	$7,933,456

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.
Consolidated Statements of Income

	Year ended December 31,
	2015	2014
Revenues:
Service revenues	$9,074,516	$7,564,585
Product sales	1,209,619	1,085,671
Other revenue	111,334	114,676
Total revenues	10,395,469	8,764,932
Costs of revenues:
Labor and other costs of services	4,810,737	4,283,218
Costs of products	729,979	718,410
Total costs of revenues	5,540,716	5,001,628
Gross profit	4,854,753	3,763,304
Selling, general and administrative expenses	4,059,520	3,418,578
Income from operations	795,233	344,726
Other expense (income):
Interest expense	1,585	9,818
Other income, net	(770)	(3,204)
Income before income taxes	794,418	338,112
Income tax expense	298,150	140,876
Net income	496,268	197,236
Net loss attributable to non-controlling interest	37,649	31,859
Net income attributable to Where Food Comes From, Inc.	$533,917	$229,095
Net income per share:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01
Weighted average number of common shares outstanding:
Basic	23,797,236	23,170,074
Diluted	23,974,374	23,400,068

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.
Consolidated Statements of Cash Flow

	Year ended December 31,
	2015	2014
Operating activities:
Net income	$496,268	$197,236
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	256,272	225,638
Stock-based compensation expense	117,696	88,060
Common stock issued for services rendered	—	75,000
Deferred tax expense	298,150	140,876
Bad debt expense	7,742	5,185
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable	(240,762)	(300,917)
Prepaid expenses and other assets	8,481	(33,362)
Accounts payable	16,705	123,498
Accrued expenses and other current liabilities	35,419	39,714
Deferred revenue	117,863	29,064
Net cash provided by operating activities	1,113,834	589,992

Investing activities:
Acquisition of International Certification Services, Inc., remaining interest	—	(195,926)
Acquisition of Sterling Solutions, LLC	—	(150,000)
Purchase of other intangible assets	—	(65,000)
Purchases of property and equipment	(26,312)	(74,852)
Net cash used in investing activities	(26,312)	(485,778)

Financing activities:
Repayments of notes payable	(7,459)	(166,867)
Repayments of capital lease obligations	(4,397)	(4,174)
Restricted cash for line of credit collateral	250,000	(250,000)
Proceeds from issuance of common stock	—	1,800,000
Proceeds from stock option exercise	50,589	32,348
Stock repurchase under Buyback Program	(177,916)	—
Net cash provided by financing activities	110,817	1,411,307
Net change in cash and cash equivalents	1,198,339	1,515,521
Cash and cash equivalents at beginning of year	2,583,058	1,067,537
Cash and cash equivalents at end of year	$3,781,397	$2,583,058

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.
Consolidated Statement of Equity
Years ended December 31, 2015 and 2014

	Where Food Comes From, Inc.
			Additional
	Common Stock		Paid-in	Treasury	Accumulated	Non-controlling
	Shares	Amount	Capital	Stock	Deficit	Interest	Total
Balance at January 1, 2014	22,686,786	$23,233	$5,216,327	$(150,849)	$(1,321,100)	$300,431	$4,068,042
Stock based compensation expense			88,060	—	—	—	88,060
Issuance of common shares upon exercise of options	59,998	60	32,288	—	—	—	32,348
Acquisition of non-controlling interest of ICS	—	—	117,022	—	—	(312,948)	(195,926)
Acquisition of Sterling Solutions, LLC	42,096	42	100,988	—	—	—	101,030
Issuance of common shares for acquisition-related
consulting fees	31,250	31	74,969	—	—	—	75,000
Private placement of shares of common stock	900,000	900	1,799,100	—	—	—	1,800,000
Net income	—	—	—	—	229,095	12,517	241,612
Balance at December 31, 2014	23,720,130	24,266	7,428,754	(150,849)	(1,092,005)	—	6,210,166
Stock based compensation expense	—	—	117,696	—	—	—	117,696
Issuance of common shares upon exercise of options	93,165	93	50,496	—	—	—	50,589
Issuance of common shares to employees	9,000	9	(9)	—	—	—	—
Retirement of treasury shares		(546)	(150,303)	150,849	—	—	—
Stock repurchase on the open market	(85,808)	—	—	(177,916)	—	—	(177,916)
Net income	—	—	—	—	533,917	—	533,917
Balance at December 31, 2015	23,736,487	$23,822	$7,446,634	$(177,916)	$(558,088)	$—	$6,734,452

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

On February 29, 2012, we completed an acquisition of a 60% ownership investment in a North Dakota company, International Certification Services, Inc. (“ICS”). On March 1, 2014, the Company exercised its call option to purchase the remaining 40% interest of the stock of ICS in exchange for cash consideration making it a wholly-owned subsidiary (Note 3).

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

The accompanying consolidated financial statements include the results of operations, financial position and cash flows of the Company and its subsidiaries. At December 31, 2015, our 100% owned subsidiary is ICS and our 60% owned subsidiary is Validus Ventures LLC. All intercompany balances have been eliminated in consolidation.

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

Restricted cash of $250,000 at December 31, 2014, represents a certificate of deposit with a financial institution that was required as collateral under a revolving line of credit agreement (Note 6). On May 8, 2015, the Company terminated this line of credit agreement. Upon termination, the certificate of deposit was released from restriction and is included in cash and cash equivalents at December 31, 2015.

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

No single customer generated more than 10% of total net revenue in 2015 or 2014.

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

Deferred revenue represents payments received in advance from our customers for annual customer support services not yet performed as of December 31, and revenue is recognized as services are performed, generally over the one-year contract term.

Customer deposits represent down-payments made in advance of a verification audit to be performed for a customer and deposits are applied to the customer’s accounts when invoiced.

Revenues under contracts for consulting services are recognized when completed (for short-term projects). On occasion, we may enter into long-term projects, for which we use the percentage of completion method. No such long-term projects occurred during 2015 and 2014.

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

Accounts Receivable and Allowance for Doubtful Accounts

Our receivables are generally due from trade customers. Credit is extended based on our evaluation of the customer’s financial condition and generally, collateral is not required. Accounts receivable are generally due approximately 30 days from the invoice date and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts receivable that are outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss and payment history, the customer’s current ability to pay its obligations to us and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The allowance for doubtful accounts was approximately $18,100 and $25,800, at December 31, 2015 and 2014, respectively.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

No single customer accounted for greater than 10% of our accounts receivable balances at December 31, 2015 and 2014.

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

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Land is not depreciated. Buildings are depreciated over 20 years. All other property and equipment have depreciable lives which range from two to seven years.

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

Significant judgments are required to estimate the fair value of intangible assets including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or impairment at future reporting dates.  No impairment was identified on the Company’s long-lived assets through December 31, 2015.

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

We estimate a reporting unit’s fair value using a 5 to 13-year projection of discounted cash flows which incorporates planned growth rates, market-based discount rates and estimates of residual value. Additionally, we used a market-based, weighted-average cost of capital of approximately 15% to 19% to discount the projected cash flows of those operations. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans, industry and economic conditions and our actual results and conditions may differ over time. If the carrying value of a reporting unit’s net assets exceeds its fair value, the second step is applied to measure the difference between the carrying value and implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, the goodwill is considered impaired and reduced to its implied fair value.

In 2015 and 2014, there were no impairments of goodwill.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

Research and Development and Internal Use Software Development Costs

Research and development costs are charged to operations as incurred. We did not incur any research and development expense in 2015 and 2014.

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

In 2013, we acquired certain assets of Validus, which included internally-developed software with an estimated fair value of $129,000. During 2015 and 2014, the amortization of capitalized costs totaled approximately $43,000 each year, included in depreciation expense (Note 4). Capitalized costs are included in property and equipment.

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expense for the years ended December 31, 2015 and 2014, were approximately $31,600 and $59,500, respectively.

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

 Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

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

We file income tax returns in the US federal jurisdiction and various state jurisdictions. We are no longer subject to US federal tax examination for years beginning before January 1, 2013, and the state tax returns that remain subject to examination include those for the years ended December 31, 2013 through the years ended December 31, 2015.

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

Our stock-based compensation cost for the years ended December 31, 2015 and 2014, was approximately $117,700 and $88,100, respectively, and has been included in income from operations.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

The fair value of stock-based awards, including restricted awards, granted during 2015 and 2014 (Note 9) was estimated using the following assumptions:

	2015	2014

Stock-based awards granted	83,000 shares	30,334 shares
Expected life of options from the date of grant	2.7 years	9 years
Risk free interest rate	0.36%	.11% - 1.59%
Expected volatility	68.0%	77% - 195%
Assumed dividend yield	0%	0%

Recently Issued and Adopted Accounting Standards

In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The guidance becomes effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company applied this guidance to its current fiscal year ended December 31, 2015 and retroactively reclassified its balance sheet as of December 31, 2014. Adoption of this guidance had no material impact on the results of operations or financial position.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts from Customers, which supersedes the revenue recognition in Revenue Recognition (Topic 605), and requires entities to recognize revenue in a way that depicts the transfer of potential goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  In July 2015, the FASB delayed the effective date by one year. This new standard is now effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, and is to be applied retrospectively, with early adoption now permitted to the effective date of December 15, 2016.  The Company is currently evaluating this new standard and the potential impact this standard may have upon adoption.

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Net income and shareholders’ equity were not affected by these reclassifications.

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

The pro forma effects of Sterling on the Company’s consolidated results of operations for 2014, as if the acquisition had occurred on January 1, 2014 were not material.

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

At any time following the thirty-month anniversary of the effective date of the Purchase Agreement, the Company shall have the option, but not the obligation, to purchase all the units (the 40% interest) of Validus held by Praedium, and Praedium shall have the option, but not the obligation, to require the Company to purchase all the units of Validus held by Praedium. The purchase price for the units shall be equal to the amount the selling holders of the units would be entitled to receive upon a liquidation of the Validus assuming all of the assets of Validus are sold for a purchase price equal to the product of eight and half times trailing twelve-month earnings before income taxes, depreciation and amortization, as defined. The Company intends to exercise its option to purchase the remaining 40% of Validus during the first quarter of 2016.

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

Note 4 - Property and Equipment

The major categories of property and equipment are as follows as of December 31:

	2015	2014

Automobiles	$47,397	$47,397
Furniture and office equipment	139,918	136,627
Software and tools	375,257	381,713
Website development and other enhancements	183,385	183,385
Building and leasehold improvements	50,747	50,747
Land	2,436	2,436
	799,140	802,305
Less accumulated depreciation	641,190	570,419
Property and equipment, net	$157,950	$231,886

Depreciation expense for the years ended December 31, 2015 and 2014, was approximately $100,200 and $96,200, respectively.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 5 – Intangible and Other Assets

The following table summarizes our intangible assets as of December 31:

			Estimated
	2015	2014	Useful life
Intangible assets subject to amortization:
Tradenames and Trademarks	$64,307	$64,307	2.5 - 8.0 years
Accreditations	88,663	88,663	5.0 years
Customer Relationships	1,401,330	1,401,330	8.0 - 15.0 years
Beneficial Lease Arrangement	120,200	120,200	11.0 years
	1,674,500	1,674,500
Less accumulated amortization	392,846	236,822
	1,281,654	1,437,678
Tradenames/trademarks (not subject to amortization)	465,000	465,000
	1,746,654	1,902,678
Deposit	13,545	50,000
	$1,760,199	$1,952,678

At December 31, 2014, the deposit represented an advance payment to a third-party institution for laboratory verification and testing services. The amount was written off during 2015 when it became uncertain whether the services would be utilized in the near future, or at all, due to changes in the global market and import/export requirements.

At December 31, 2015, the deposit represents funds deposited with a property management company in anticipation of relocating our Castle Rock offices. The property is currently under construction and no lease agreement has been executed.

Amortization expense for the years ended December 31, 2015 and 2014, was approximately $156,000 and $129,500, respectively. Future scheduled amortization of intangible assets is as follows:

Fiscal year ending December 31:

2016	$155,072
2017	153,250
2018	148,589
2019	137,339
2020	116,860
Thereafter	570,544
$1,281,654

 Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 6 - Notes Payable

Equipment Note

	December 31,
	2015	2014

Equipment note payable	$16,211	$23,670
Less current portion of notes payable and other long-term debt	7,846	7,425
Notes payable and other long-term debt	$8,365	$16,245

In 2012, we purchased a vehicle and entered into a note payable for $37,407 with interest and principal payments due in equal monthly installments of $715 over five years beginning January 2013. This note bears an interest rate of 5.5% per annum and is collateralized by the vehicle.

Scheduled maturities under notes payable for the next five years and thereafter, as of December 31, 2015, are as follows:

Year ending December 31:

2016	$7,846
2017	8,365
$16,211

 Capital Lease

In 2012, we entered into a capital lease for certain office equipment with a base rent of $405 per month. This 63-month lease expires in April 2017. Approximately $22,300 in asset cost has been included in property and equipment and is being amortized over 63 months. Imputed interest of 5.25% was used in determining the minimum lease payments.

Castle Rock Bank Revolving Line Of Credit

On September 2, 2014, the Company entered into a Business Loan Agreement (the “Agreement”) and a related promissory note (the “Note”) for a revolving line of credit with Castle Rock Bank. The term of the Agreement was until September 2, 2015, and provided for advances up to $500,000. The interest rate on any amounts borrowed under the Agreement was 3.75% per annum, payable monthly. All amounts borrowed under the Agreement and the Note were to be repaid by September 2, 2015 and could be prepaid without penalties. The Agreement contained certain customary affirmative and negative covenants. There were no amounts borrowed under this line of credit. On May 8, 2015, the Company terminated this Agreement without penalty.

The Note was secured by a certificate of deposit in the amount of $250,000, which was included in restricted cash, and a security interest in 500,000 shares of WFCF common stock. The 500,000 shares are personally owned by John and Leann Saunders, significant shareholders, officers and members of the Company’s Board of Directors. Upon termination of the Agreement, the certificate of deposit was released from restriction and is included in cash at December 31, 2015.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

Unison Revolving Line of Credit

The Company has a revolving line of credit (LOC) agreement which matures April 1, 2017. The LOC provides for $70,050 in working capital. The interest rate is at the New York prime rate plus 2.250% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. As of December 31, 2015, the effective interest rate was 5.75%. The LOC is collateralized by all the business assets of ICS. As of December 31, 2015, there were no amounts outstanding under this LOC.

Note 7 - Income Taxes

The reconciliation of income taxes calculated at the statutory rates to our effective tax rate is as follows:

	2015	2014
Expected tax expense	$270,102	$114,960
State tax provision, net	26,656	11,475
Permanent differences	13,278	53,604
Stock-based compensation and other	—	(28,854)
Business tax credit applied	(33,408)	(37,622)
Other, net	21,522	27,313

Income tax expense	$298,150	$140,876

Deferred federal tax expense for 2015 and 2014 was $ 289,205 and $136,650, respectively. Deferred state tax expense for 2015 and 2014 was $8,945 and $4,226, respectively.

At December 31, 2015, we had a charitable contribution carryforward of $23,105, which will expire between 2018 and 2019.

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) as of December 31, 2015 and 2014 are as follows:

	December 31,
	2015	2014
Deferred tax assets (liabilities):
Net operating loss carryforwards	$296,543	$612,913
Accruals, stock based compensation and other	11,149	21,054
Property and equipment	(3,123)	(22,630)
Intangible assets	(81,666)	(95,635)
Charitable contributions	8,549	13,900
Net deferred tax assets	$231,452	$529,602

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

As of December 31, 2015, our net operating loss carryforwards for U.S. federal income tax purposes, subject to the following expiration schedule, were as follows:

NOL Established	Amount	NOL Expiration
December 31, 2006	$92,632	December 31, 2026
December 31, 2007	365,518	December 31, 2027
December 31, 2013	343,317	December 31, 2033
Total tax carryforwards	$801,467

Our unused net operating loss carryforwards may be applied against future taxable income.

Note 8 – Stock Buyback Plan

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market at the quoted market price on the date of repurchase. No shares were repurchased in 2014. Activity under the Stock Buyback Plan by are as follows:

	Number of Shares	Cost of Shares	Average Cost per Share

Shares purchased prior to 2015	546,697	$150,849	$0.28
Retirement of shares purchased	(546,697)	(150,849)	$(0.28)
Shares purchased during 2015	85,808	177,916	$2.07
Total	85,808	$177,916	$2.07

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

2006 Equity Incentive Plan

The 2006 Equity Incentive Plan (the “Plan”) provides for the issuance of stock-based awards to employees, officers, directors and consultants. The Plan permits the granting of stock awards and stock options. The vesting of stock-based awards is generally subject to meeting certain performance based objectives, the passage of time or a combination of both, and continued employment through the vesting period. The Plan provides for the issuance of a maximum of 3,000,000 shares of our common stock, of which 286,834 shares were still available for issuance as of December 31, 2015.

During the year ended December 31, 2015, 83,000 shares of restricted stock were granted, of which, 9,000 of these restricted shares vested at December 31, 2015. The restricted stock has a weighted average grant date fair value of $2.68 per share and vest over a weighted average period of 2.71 years. Unrecognized compensation expense related to this restricted stock at December 31, 2015, is approximately $173,000.

Stock Option Activity

Stock option activity during 2015 and 2014 is summarized as follows:

				Weighted Avg.
		Weighted Avg.	Weighted Avg.	Remaining
	Number of	Exercise Price	Fair Value	Contractual Life	Aggregate
	Options	per Share	per Share	(in years)	Intrinsic Value

Outstanding, January 1, 2014	418,334	$0.66	$0.24	7.49	$560,443
Granted	30,334	$1.68	$1.88	8.08
Exercised	(59,998)	$0.54	$0.63	6.45
Expired	(29,502)	$0.75	$0.75	7.12
Outstanding, December 31, 2014	359,168	$0.76	$0.71	6.58	$768,869
Granted	—	$—	$—	—
Exercised	(93,165)	$0.54	$0.33	3.49
Expired	—	$—	$—	—
Outstanding, December 31, 2015	266,003	$0.84	$0.85	6.43	$416,278
Exercisable, December 31, 2015	221,830	$0.73	$0.73	6.19	$373,790
Unvested, December 31, 2015	44,173		$1.44	7.71

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of our common stock on December 31, 2015 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2015.

During the year ended December 31, 2015, no stock-based awards were forfeited. During the year ended December 31, 2014, a total of 29,502 options issued under the Plan were forfeited, 18,334 of which were vested and 11,168 which were unvested. The options were exercisable at an average of $0.75 per share and were forfeited upon the employees’ termination from the Company.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

The following table summarizes the activity and value of non-vested options as of and for the fiscal year ended December 31, 2015:

		Weighted Avg
	Number of	Grant Date
	Options	Fair Value
Non-vested options, December 31, 2014	105,843	$1.33
Granted	—	$—
Vested	(61,670)	$1.26
Forfeited	—	$—
Non-vested options, December 31, 2015	44,173	$1.44

At December 31, 2015, the Company had unrecognized expense relating to stock options that are expected to vest totaling $29,700. The weighted average period over which these options are expected to vest is less than 3 years.

Note 10 - Basic and Diluted Net Income per Share

Basic net income per share was computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following is a reconciliation of the share data used in the basic and diluted income per share computations:

	Year ended December 31,
	2015	2014
Basic:
Weighted average shares outstanding	23,797,236	23,170,074

Diluted:
Weighted average shares outstanding	23,797,236	23,170,074
Weighted average effects of dilutive securities	177,138	229,994
Total	23,974,374	23,400,068

Antidilutive securities:	95,834	129,174

Note 11 - Related Party Transactions

In 2015 and 2014, we recorded total net revenue of approximately $16,000 and $12,500, respectively, from related parties. The related parties consisted of a business owned by the father of Leann Saunders, our President, and businesses owned by two members of our Board of Directors.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

Note 12 – Commitments and Contingencies

Operating Leases

The Company leases a building for our headquarters in Castle Rock, Colorado. This lease was for a period of three years and expired on June 15, 2015. The lease was renewed effective June 15, 2015, for a nine-month term. In addition to the primary rent, the lease requires additional payments for operating costs and other common area maintenance costs.

In September 2013, the Company entered into a lease agreement with a related party for our Urbandale, Iowa office space. The lease is for a period of three years, expiring October 31, 2016, and requires rental payments of approximately $2,600 per month. There is no renewal feature. In addition to primary rent, the lease requires additional payments for operating costs and other common area maintenance costs.

The Company also owns approximately ¾ acre on which a 2,300 square foot building is located in Medina, North Dakota. The Company leases space in this building under a five-year lease with an expiration date of March 1, 2018. One additional option to renew for a five-year term exists and is deemed to automatically renew unless written notice is provided 60 days before the end of the term. The Company is charged a monthly rental rate of approximately $150 plus all utilities, taxes and other expenses based on actual expenses to maintain the building.

Rent expense for the years ended December 31, 2015 and 2014, was approximately $121,300 and $117,700, respectively, including related-party rent expense of $29,391 and $29,765, respectively.

Future minimum lease payments are as follows:

Years Ending December 31,	Total
2016	$46,594
2017	1,818
2018	303
Total lease commitments	$48,715

Legal proceedings

From time to time, we may become involved in various legal actions, administrative proceedings and claims in the ordinary course of business. We generally record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable.

Employee Benefit Plan

The Company has established a 401(K) plan for the benefit of our employees. The Plan covers substantially all of our employees who have attained age 21. We may make a discretionary matching contribution in an amount that is determined by our Board of Directors. If a matching contribution is made, the amount cannot exceed the elective deferral contributions. For the years ended December 31, 2015 and 2014, we made matching contributions of approximately $26,300 and $24,500, respectively.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Redeemable Non-controlling Interest

Redeemable non-controlling interest on our consolidated balance sheets represent the non-controlling interest related to the Validus acquisition (see Note 3), in which Praedium, at its election, can require the Company to purchase its 40% investment in Validus. Below reflects the activity of the redeemable non-controlling interest as of and for the years ended December 31, 2015 and 2014.

Balance, January 1, 2014	$1,018,396
Net loss attributable to non-controlling interest
for the year ended December 31, 2014	(44,377)
Balance, December 31, 2014	974,019
Net loss attributable to non-controlling interest
for the year ended December 31, 2015	(37,649)
Balance, December 31, 2015	$936,370

Note 13 – Supplemental Cash Flow Information

	Year to date ended December 31,
	2015	2014
Cash paid during the year:
Other interest	$1,585	$6,970

Non-cash investing and financing activities:
Common stock issued in connection with Sterling Solutions LLC	$—	$101,030

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of our principal executive and principal financial officers, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorization of management and the Board of Directors; and (iii) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Our management evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, CONTROL PERSONS AND CORPORATE GOVERNANCE

Information relating to directors required by Item 10 will be included in our definitive proxy statement with respect to our 2016 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed within 120 days after the close of the 2015 fiscal year, and is hereby incorporated by reference.

Information relating to compliance with Section 16(a) of the Exchange Act required by Item 10 will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2015 fiscal year, and is hereby incorporated by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2015 fiscal year, and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2015 fiscal year, and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2015 fiscal year, and is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2015 fiscal year, and is hereby incorporated by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Document Name
3.1	Articles of Incorporation	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006
3.2	Articles of Amendment	Incorporated by reference from Registrant's Form 8-K filed December 5, 2012
3.3	By-laws of the Registrant	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006
4.1	Form of the Registrant's Common Stock Certificate	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed June 22, 2006
10.1	2005 Stock Option Plan *	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed June 22, 2006
10.2	2006 Equity Incentive Plan*	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006
10.3	Lease dated July 15, 2005 for offices in Platte City, Missouri	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006
10.4	Employment Agreement dated January 1, 2006 between the Registrant and John K. Saunders *	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006
10.5	Employment Agreement dated January 1, 2006 between the Registrant and Leann Saunders *	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006
10.6	Purchase and Exchange Agreement, dated as of February 29, 2012, by and among Integrated Management Information, Inc. and International Certification Services, Inc.	Incorporated by reference from Registrant’s Form 8-K filed March 2, 2012
10.7	Shareholders’ Agreement, dated as of February 29, 2012, by and among Integrated Management Information, Inc. and International Certification Services, Inc. and the selling shareholders.	Incorporated by reference from Registrant’s Form 8-K filed March 2, 2012
10.8	Asset Purchase and Contribution Agreement, dated as of September 16, 2013 by and among Praedium Ventures, LLC; the Members of Praedium Ventures LLC; Where Food Comes From, Inc. and Validus Verification Services, LLC	Incorporated by reference from Registrant’s Form 8-K filed September 19, 2013
10.9	Amended and Restated Operating Agreement of Validus Verification Services LLC, dated as of September 16, 2013	Incorporated by reference from Registrant’s Form 8-K filed September 19, 2013
10.1	Employment Agreement, effective September 16, 2013, by and between Validus Verification Services LLC and Earl Dotson	Incorporated by reference from Registrant’s Form 8-K filed September 19, 2013
10.11	Business Loan Agreement and Promissory Note by and between Castle Rock Bank, as Lender, and Where Food Comes From, Inc., as Borrower, dated September 2, 2014	Incorporated by reference from Registrant’s Form 8-K filed September 5, 2014
21.1	Subsidiaries of the Registrant	Filed herewith
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Furnished herewith
101.SCH	XBRL Taxonomy Estension Schema Document	Furnished herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

*	Indicates a management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 16, 2016	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Name: John K. Saunders Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John K. Saunders	Chairman and CEO	February 16, 2016
John K. Saunders

/s/ Leann Saunders	President and Director	February 16, 2016
Leann Saunders

/s/ Dannette Henning	Chief Financial Officer	February 16, 2016
Dannette Henning	(Principal Financial Officer)

/s/ Tom Heinen	Director	February 16, 2016
Tom Heinen

/s/ Pete Lapaseotes	Director	February 16, 2016
Pete Lapaseotes

/s/ Adam Larson	Director	February 16, 2016
Adam Larson

/s/ Dr. Gary Smith	Director	February 16, 2016
Dr. Gary Smith

/s/ Robert VanSchoick	Director	February 16, 2016
Robert VanSchoick

