Form 10-Q
period 2016-03-31
Where Food Comes From, Inc.
filed 2016-05-05
CIK 1360565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2016

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
Yes  ☐    No  ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 29, 2016, was 23,860,961.

Where Food Comes From, Inc.
Table of Contents
March 31, 2016

Where Food Comes From, Inc.
Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$4,348,464	$3,781,397
Accounts receivable, net	1,029,610	1,110,052
Prepaid expenses and other current assets	178,129	154,912
Total current assets	5,556,203	5,046,361
Property and equipment, net	134,091	157,950
Intangible and other assets, net	1,721,432	1,760,199
Goodwill	1,279,762	1,279,762
Deferred tax assets	181,502	231,452
Total assets	$8,872,990	$8,475,724

Liabilities and Equity
Current liabilities:
Accounts payable	$359,038	$417,836
Accrued expenses and other current liabilities	178,745	92,574
Customer deposits	112,208	77,784
Deferred revenue	609,650	194,087
Short-term debt and current portion of notes payable	7,955	7,846
Current portion of capital lease obligations	4,695	4,634
Total current liabilities	1,272,291	794,761
Capital lease obligations, net of current portion	579	1,776
Notes payable and other long-term debt, net of current portion	6,326	8,365
Total liabilities	1,279,196	804,902

Commitments and contingencies

Contingently redeemable non-controlling interest	—	936,370

Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 23,934,769 (2016) and 23,822,295 (2015) shares issued, and 23,841,961(2016) and 23,736,487 (2015) shares outstanding	23,935	23,822
Additional paid-in-capital	8,232,313	7,446,634
Treasury stock of 92,808 (2016) and 85,808 (2015) shares	(191,611)	(177,916)
Accumulated deficit	(470,843)	(558,088)
Total equity	7,593,794	6,734,452
Total liabilities and stockholders’ equity	$8,872,990	$8,475,724

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Quarter ended
	March 31, 2016		March 31, 2015
Revenues:
Service revenues		$2,147,402		$1,774,152
Product sales		271,075		279,804
Other revenue		27,275		27,345
Total revenues		2,445,752		2,081,301
Costs of revenues:
Labor and other costs of services		1,109,138		956,039
Costs of products		129,499		161,979
Total costs of revenues		1,238,637		1,118,018
Gross profit		1,207,115		963,283
Selling, general and administrative expenses		1,103,162		950,999
Income from operations		103,953		12,284
Other expense (income):
Interest expense		295		456
Other income, net		(1,932)		3,004
Income before income taxes		105,590		8,824
Income tax expense		49,950		35,150
Net income (loss)		55,640		(26,326)
Net loss attributable to non-controlling interests		31,605		81,173
Net income attributable to Where Food Comes From, Inc.		$87,245		$54,847

Net income per share:
Basic	$	*	$	*
Diluted	$	*	$	*

Weighted average number of common shares outstanding:
Basic		23,753,000		23,755,990
Diluted		23,904,880		23,966,436

* less than $0.01 per share

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended March 31,
	2016	2015
Net cash provided by operating activities	$734,413	$398,593

Investing activities:
Acquisition of Validus Verification Services, 40% remaining equity interest	(162,707)	—
Purchases of property and equipment	(1,999)	(4,016)
Net cash used in investing activities	(164,706)	(4,016)

Financing activities:
Repayments of notes payable	(1,931)	(1,826)
Repayments of capital lease obligations	(1,136)	(1,078)
Stock repurchase under Buyback Program	(13,695)	—
Proceeds from stock option exercise	14,122	35,958
Net cash (used in) provided by financing activities	(2,640)	33,054
Net change in cash and cash equivalents	567,067	427,631
Cash and cash equivalents at beginning of period	3,781,397	2,583,058
Cash and cash equivalents at end of period	$4,348,464	$3,010,689

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.
Condensed Consolidated Statement of Equity
Three Months ended March 31, 2016

(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at December 31, 2015	23,822,295	$23,822	$7,446,634	$(177,916)	$(558,088)	$6,734,452
Stock-based compensation expense	—	—	29,612	—	—	29,612
Issuance of common shares upon exercise of options	19,417	20	14,102	—	—	14,122
Repurchase of common stock under Buyback program	—	—	—	(13,695)	—	(13,695)
Issuance of common shares for remaining interest in Validus	93,057	93	199,979	—	—	200,072
Acquisition of noncontrolling interest in Validus	—	—	541,986	—	—	541,986
Net income	—	—	—	—	87,245	87,245
Balance at March 31, 2016	23,934,769	$23,935	$8,232,313	$(191,611)	$(470,843)	$7,593,794

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

On September 16, 2013, we acquired a 60% interest in Validus Verification Services LLC (“Validus”) which consisted of the auditing business of Praedium Ventures, LLC (“Praedium”), previously known as Validus Ventures, LLC (“Validus”). This acquisition was accounted for using the acquisition method of accounting and, accordingly, its results are included in the Company’s consolidated financial statements from the date of acquisition. On February 29, 2016, the Company exercised its call option to acquire the remaining 40% (Note 2).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the results of operations, financial position and cash flows of Where Food Comes From, Inc. and its wholly-owned subsidiaries, International Certification Services, Inc. (“ICS”), Validus and Sterling Solutions, LLC (“Sterling”) (collectively referred to as “we,” “us,” and “our” throughout this Form 10-Q). All intercompany balances have been eliminated in consolidation.

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2015, included in our Form 10-K filed on February 16, 2016. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the period ended March 31, 2016 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

Where Food Comes From, Inc.
Notes to the Condensed Consolidated Financial Statements

Note 2 – Business Acquisition

Validus Acquisition

On September 16, 2013, we entered into an Asset Purchase and Contribution Agreement (the “Purchase Agreement”), by and among the Company, Validus, and Praedium (the “Seller”). In connection with this transaction, the Seller was issued a 40% interest in Validus, with the Company holding a 60% interest. The Company had the first right of refusal on the remaining 40% of the outstanding stock and a call option to acquire the remaining 40% interest.

Effective February 29, 2016, the Company exercised its call option to purchase the remaining 40% interest of Validus in exchange for cash consideration of approximately $162,700, and 93,057 shares of common stock valued at approximately $200,100, pursuant to the Purchase Agreement, dated September 16, 2013. The carrying amount of the contingently redeemable non-controlling interest was adjusted to $0 to reflect the change in the Company’s ownership interest up to 100%. The difference between the fair value of the consideration paid and the carrying value of the non-controlling interest on the date of the transaction, which totaled approximately $542,000, was adjusted to equity.

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

The following schedule is a reconciliation of the share data used in the basic and diluted net income per share computations:

	Three months ended
	March 31, 2016	March 31, 2015
Basic:
Weighted average shares outstanding	23,753,000	23,755,990
Diluted:
Weighted average shares outstanding	23,753,000	23,755,990
Weighted average effects of dilutive securities	151,880	210,446
Total	23,904,880	23,966,436
Antidilutive securities:	98,751	—

The effect of the inclusion of the antidilutive shares would have resulted in an increase in earnings per share. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Where Food Comes From, Inc.
Notes to the Condensed Consolidated Financial Statements

Note 4 – Intangible Assets and Other Assets

The following table summarizes our intangible and other assets:

	March 31, 2016	December 31, 2015	Estimated useful life
	(unaudited)
Intangible assets subject to amortization:
Tradenames/ Trademarks	$64,307	$64,307	2.5 - 8.0 years
Accreditations	88,663	88,663	5.0 years
Customer Relationships	1,401,330	1,401,330	8.0 - 15.0 years
Beneficial Lease Arrangement	120,200	120,200	11.0 years
	1,674,500	1,674,500
Less accumulated amortization	431,613	392,846
	1,242,887	1,281,654
Tradenames/ trademarks (not subject to amortization)	465,000	465,000	indefinite
	1,707,887	1,746,654
Deposits	13,545	13,545
Intangible and other assets, net	$1,721,432	$1,760,199

Note 5 - Stock-Based Compensation

Our stock-based award plans (collectively referred to as the “Plan”) provide for the issuance of stock-based awards to employees, officers, directors and consultants. The Plans permit the granting of stock awards and stock options. The vesting of stock-based awards is generally subject to meeting certain performance-based objectives, the passage of time or a combination of both, and continued employment through the vesting period.

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

There were 4,500 shares of restricted stock granted for the three months ended March 31, 2016. These shares of restricted stock had a weighted average grant date fair value of $2.10 and vest in March 2017. For the three months ended March 31, 2015, 9,000 shares of restricted stock were granted. Total stock-based compensation expense for the three months ended March 31, 2016 and 2015 was approximately $29,600 and $22,000, respectively.

 Where Food Comes From, Inc.
Notes to the Condensed Consolidated Financial Statements

Note 6 – Equity Incentive Plan

Stock option activity under our Equity Incentive Plan is summarized as follows:

	Number of Options/Warrants	Weighted Avg. Exercise Price per Share	Weighted Avg. Fair Value per Share	Weighted Avg. Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2015	266,003	$0.84	$0.85	6.43	$416,278
Granted	—	$—	$—	—
Exercised	(19,417)	$0.73	$1.38	5.12
Canceled	—	$—	$—	—
Outstanding, March 31, 2016	246,586	$0.84	$0.86	5.45	$334,481
Exercisable, March 31, 2016	239,331	$0.81	$0.83	5.40	$331,942

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on March 31, 2016 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on March 31, 2016.

	Number of Options	Weighted Avg Grant Date Fair Value
Non-vested options, December 31, 2015	44,173	$1.44
Granted	—	$—
Vested	(36,918)	$1.32
Forfeited	—	$—
Non-vested options, March 31, 2016	7,255	$0.83

Unrecognized compensation expense at March 31, 2016, was approximately $17,900.

Restricted stock activity under our Equity Incentive Plan is summarized as follows:

	Restricted Shares	Weighted Avg. Exercise Price per Share
Outstanding, December 31, 2015	74,000	$2.63
Granted	4,500	$2.10
Vested	—	$—
Canceled	—	$—
Outstanding, March 31, 2016	78,500	$2.60

Unrecognized compensation expense at March 31, 2016, was approximately $164,600. These costs are expected to be recognized over a weighted average period of 1.62 years.

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

The provision (benefit) for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three months ended March 31, 2016 and 2015, we recorded income tax expense of $49,950 and $35,150, respectively. The difference between the expected tax expense and the effective tax expense is due to the tax effects of the non-controlling interest.

Note 8 - Notes Payable

Equipment Note Payable

In December 2012, we entered into a note payable of $37,407 for the purchase of a vehicle. Interest and principal payments are due in equal monthly installments of $715 over five years beginning January 2013. This note bears an interest rate of 5.5% per annum and is collateralized by the vehicle.

The current and non-current portion of the equipment note payable is as follows:

	March 31, 2016	December 31, 2015
Equipment note payable	$14,281	$16,211
Less current portion of note payable	7,955	7,846
Note payable	$6,326	$8,365

ICS Revolving Line of Credit

ICS has a revolving line of credit (LOC) agreement which matures April 1, 2017. The LOC provides for $70,050 in working capital. The interest rate is at the New York prime rate plus 2.250% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. As of March 31, 2016, the effective interest rate was 5.75%. The LOC is collateralized by all the business assets of ICS. As of March 31, 2016, ICS had no amounts outstanding under this LOC.

Where Food Comes From, Inc.
Notes to the Condensed Consolidated Financial Statements

Note 9 - Commitments and Contingencies

Operating Leases

The Company leases a building for its headquarters in Castle Rock, Colorado. This lease is for a period of three years and expired on June 15, 2015. The lease was renewed effective June 15, 2015 for a nine month term and again in February 2016 for an additional five months. In addition to the monthly rent of approximately $4,400, the lease requires additional payments for operating costs and other common area maintenance costs. We intend to relocate our headquarters within Castle Rock at the end of the lease term; however, no agreement is in place at this time.

In September 2013, the Company entered into a lease agreement with a related party for its Urbandale, Iowa office space. The lease is for a period of three years, expiring October 31, 2016, and requires rental payments of approximately $2,600 per month. There is no renewal feature. In addition to primary rent, the lease requires additional payments for operating costs and other common area maintenance costs. Management is currently evaluating its options for this location at this time.

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

As of March 31, 2016, future minimum lease payments are as follows:

Years ended December 31,:	Amount
2016 (remaining nine months)	$51,020
2017	1,818
2018	303
Total lease commitments	$53,141

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

Where Food Comes From, Inc.
Notes to the Condensed Consolidated Financial Statements

Note 10 – Contingently Redeemable Non-controlling Interest

Contingently redeemable non-controlling interest on our condensed consolidated balance sheet represents the non-controlling interest related to the Validus acquisition, in which the non-controlling interest holder, at its election, can require the Company to purchase its 40% investment in Validus. Below is a table reflecting the activity of the contingently redeemable non-controlling interest at March 31, 2016. As discussed in Note 2, the Company exercised its call option to acquire the remaining non-controlling interest effective February 29, 2016.

Balance, December 31, 2015	$936,370
Loss for year to date period ended February 29, 2016	(31,605)
Acquisition of non-controlling interest, March 1, 2016
Cash paid	(162,707)
Fair market value of stock	(200,072)
Adjusted to APIC	(541,986)
Balance, March 31, 2016	$—

The contingently redeemable non-controlling interest was adjusted to the greater of the carrying value or redemption value as of each period end.

Note 11 – Supplemental Cash Flow Information

	Three months ended March 31,
	2016	2015
Cash paid during the year:
Interest	$295	$456

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This information should be read in conjunction with the condensed consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Form 10−K for the fiscal year ended December 31, 2015. The following discussion and analysis includes historical and certain forward−looking information that should be read together with the accompanying condensed consolidated financial statements, related footnotes and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward−looking statements.

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

Current Marketplace Opportunities

Because of growing demand for increased transparency into food production practices, we believe there are three main market drivers to promote forward momentum for our business:

1)	Consumer awareness and expectations

	●	A recent survey conducted by Acosta, a leading full-service sales and marketing agency in the consumer packaged goods industry, which was released in 2015, indicates consumers are actually changing their shopping habits in the grocery store. Increasingly more Americans are shopping the perimeter of the grocery store rather than stocking their pantries, and choosing to cook healthy meals at home, even if it comes at a higher cost.

	●	According to the US Grocery Shopper Trends 2014 Report, more than 25% of consumers surveyed are seeking products that are minimally processed, locally grown or produced, with recognizable and a short list of ingredients. Jenny Zegler, Global Food and Drink Analyst at Mintel, said “these trends explore how consumers’ evolving priorities, opportunities from advancements in functional formulation and the almost inescapable reach of technology will affect food and drink in the coming year. Consumers are not only the influencers, as shifting economics, natural phenomena and social media are shaping what, how, where and with whom consumers are choosing to eat and drink…”

	●	Based on a survey in the March 13, 2014 Cone Communication Food Issues Trend Tracker, food safety and nutritional value rose to the top as the most important factors when hitting the grocery aisles. Additionally, at least two-thirds of Americans prioritized the following as other significant factors when deciding what makes it into the shopping cart: locally produced, sustainable packaging, animal welfare, non-GMO, protection and renewal of natural resources.

	●	Three in five Americans are on the lookout for non GMO-labeled foods when shopping. Per the March 13, 2014 Cone Communication Food Issues Trend Tracker, 39% believe that non-GMO foods are healthier, 32% are concerned about the effects on the environment, and 24% question the ethics behind the use of GMO’s.

	●	According to the USDA website, the U.S. market for certified organic products was estimated at more than $39 billion as of October 2015 while USDA-approved organic operations have grown more than 250% since 2002. Increasing consumer demand for healthy, better-for-you products produced with sustainable agricultural practices is driving growth in the organic market.

2)	Global competitiveness among retailers

	●	Restaurant chains and retailers with dominant market shares and large buying power, like McDonald’s and Wal-Mart, are leading the way in prioritizing sustainable food supply initiatives in answer to consumer demands. With information literally at our fingertips, Google searches and smart phone apps are making it easier to expose where sustainable food supply chains are, and where they are not.

	●	Producers, packers, distributors and retailers understand that verification, identification and traceability are key competitive differentiators, and many times is necessary for export into international markets, including Korea, Russia and the European Union.

3)	Government regulation

	●	In January 2013, the Food Safety Modernization Act (FSMA) issued two major proposed rules regarding preventive controls in human food and produce safety. Compliance dates for some businesses will begin September 2016. We have begun to see significant movement in companies requesting our consulting expertise to developing programs designed to assist them in maintaining compliance with the new rules.

	●	The Animal Disease Traceability Rule primarily covers beef cattle 18 months of age or older. Under the final rule, unless specifically exempted, livestock moved interstate must be officially identified and accompanied by an interstate certificate of veterinary inspection or other documentation, such as owner-shipper statements or brand certificates.

	●	In July 2013, the U.S. Food and Drug Administration (“FDA”) issued rules on importer foreign supplier verification and accreditation of third-party auditors. The accredited third parties will verify the safety of imports with FDA oversight. These rules help to ensure that imported foods meet the same safety standards that domestic foods do.

	●	In October 2013, the FDA released its proposed rules for preventative controls for animal food. Compliance dates for some businesses will begin September 2016. The rules for animal food controls call on the industry to enact many of the practices that are required of producers and processers of human food. Most notably is the requirement for conducting a Hazard Analysis, establishing controls for identified hazards and enacting monitoring, verification and record-keeping protocols.

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

In early 2014, Porcine Epidemic Diarrhea Virus (PEDv) negatively impacted the pork/sow industry. The total number of known positive PEDv laboratory swine accessions grew rapidly each week with no vaccines against the virus. In February 2014, in order to prevent the spread of PEDv, the USDA published a request that pig farmers submit accurate on-farm inventory, birth, and death rates in an effort to minimize persons sent to farms to collect data. While the impact of this news significantly delayed the number of onsite pork verifications scheduled in 2014, we believe that we have diversified our product offerings such that the impact was not catastrophic to our 2014 or 2015 annual consolidated results. Management continues to monitor the situation but does not believe it will have a material impact on 2016 operations.

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

Liquidity and Capital Resources

At March 31, 2016, we had cash and cash equivalents of $4,348,464 compared to $3,781,397 of cash and cash equivalents at December 31, 2015. Our working capital at March 31, 2016 was $4,283,912 compared to $4,251,600 at December 31, 2015.

Net cash provided by operating activities for the three months ended March 31, 2016 was approximately $734,400 compared to net cash provided of approximately $398,600 during the same period in 2015. Net cash provided by operating activities is driven by our net income (loss) and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock based compensation expense, and deferred taxes. In addition, deferred revenue, which due to the changes in timing of our annual billings during the quarter, increased by approximately $415,600.

Net cash used in investing activities for the three month period ended March 31, 2016, was approximately $164,700 compared to approximately $4,000 used in the 2015 period. Net cash used in the three month period ended March 31, 2016 period was primarily attributable to the acquisition of the non-controlling interest of Validus, as well as nominal purchases of property and equipment of approximately $2,000. Net cash used in the 2015 period was attributable to the purchase of property and equipment of approximately $4,000.

Net cash used in financing activities for the three month period ended March 31, 2016, was approximately $2,600 compared to cash provided of $33,100 in the 2015 period. Net cash used in the three month period ended March 31, 2016, was due to repayments of debt and lease obligations of approximately $3,100 and repurchase of common shares under the Buyback Program of approximately $13,700 offset by proceeds from stock option exercises of approximately $14,100. Net cash provided in the first quarter ended March 31, 2015 was due to stock option exercises of approximately $36,000 offset by repayments of debt and lease obligations of approximately $2,900.

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

Off-Balance Sheet Arrangements

As of March 31, 2016, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

First quarter Period Ended March 31, 2016 Compared to the Same Period in Fiscal Year 2015

Revenues

Total revenues for the first quarter ended March 31, 2016, increased 17.5% compared to the same period in 2015.

Service revenues include sales of our US Verified solutions and related consulting, program development and web-based development services. Service revenues for the quarter ended March 31, 2016, of approximately $2,147,000 increased approximately $373,300 or 21.0% compared to the same period in 2015. Overall, the increase is due to both an increase in new verification customers, as well as an increase in product offerings.

Product sales represent sales of cattle identification ear tags. Product sales of approximately $271,100 for the first quarter ended March 31, 2016 decreased approximately $8,700 or 3.1% compared to the same period in 2015.

Other revenue primarily represents the fees earned from our WFCF labeling program. Other revenue of approximately $27,300 for the first quarter ended March 31, 2016 decreased approximately $100 or less than 1% compared to the same period in 2015.

Cost of Revenues and Gross Margin

Cost of revenues for the first quarter ended March 31, 2016 was approximately $1,239,000 compared to approximately $1,118,000 during the same period in 2015. Gross margin for the first quarter ended 2016 improved to 49.4% of revenues compared to 46.3% of revenues for the first quarter ended 2015. Overall the improvement is due to absorption of costs over a higher sales base, as well as a slight change in product mix coupled with bundling opportunities where we can provide multiple verifications and/or certifications with one site visit.

Our margins are impacted by various costs such as cost of products, salaries and benefits, insurance, and taxes. Because certain elements of our cost of revenues are fixed in nature, incremental sales positively impact our margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the first quarter 2016 were approximately $1,103,200, an increase of approximately $152,200, or 16.0% over the first quarter ended 2015. However, selling, general and administrative costs have held relatively stable as a percentage of total revenue at 45%. Overall, the increase in our selling, general and administrative expenses is due in part to higher head count, increased sales and marketing costs, and higher costs related to being a publicly held company. In addition, the Company is making significant investments in IT process redesigns related to the integration and standardization of differing field audit and accounting systems used by IMI Global, ICS and Validus. Historically, our first quarter costs are always higher with a smaller revenue base to spread them over.

Income Tax Expense

The provision (benefit) for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the first quarters ended March 31, 2016 and 2015, we recorded income tax expense of approximately $50,000 and $35,200, respectively. The difference between the expected tax expense and the effective tax expense is due to the tax effects of the non-controlling interest.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the first quarter ended March 31, 2016 was approximately $87,200, or less than $0.01 per basic and diluted common share, compared to approximately $54,800, or less than $0.01 per basic and diluted common share for the first quarter ended March 31, 2015.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2015 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2016, there have been no material changes to the risks disclosed in our most recent Annual Report on Form 10−K. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the acquisition of the remaining non-controlling interest of Validus (see Note 2 to the accompanying condensed consolidated financial statements), we issued 93,057 shares of common stock of Where Food Comes From, Inc. valued at approximately $200,100 pursuant to the terms of the Purchase Agreement dated September 16, 2013.

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

Date: May 5, 2016	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

By:	/s/ Dannette Henning
Chief Financial Officer

