Form 10-Q
period 2016-06-30
Where Food Comes From, Inc.
filed 2016-08-11
CIK 1360565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly period ended June 30, 2016

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

Yes ☐    No ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 4, 2016, was 23,845,115.

Where Food Comes From, Inc.
Table of Contents
June 30, 2016

Part 1 - Financial Information

Where Food Comes From, Inc.
Condensed Consolidated Balance Sheets

	June 30, 2016	December 31, 2015
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$4,288,483	$3,781,397
Accounts receivable, net	1,237,280	1,110,052
Prepaid expenses and other current assets	207,489	154,912
Total current assets	5,733,252	5,046,361
Property and equipment, net	165,671	157,950
Intangible and other assets, net	1,682,663	1,760,199
Goodwill	1,279,762	1,279,762
Deferred tax assets	101,502	231,452
Total assets	$8,962,850	$8,475,724

Liabilities and Equity
Current liabilities:
Accounts payable	$419,723	$417,836
Accrued expenses and other current liabilities	197,139	92,574
Customer deposits	65,560	77,784
Deferred revenue	504,319	194,087
Short-term debt and current portion of notes payable	8,066	7,846
Current portion of capital lease obligations	4,000	4,634
Total current liabilities	1,198,807	794,761
Capital lease obligations, net of current portion	17,785	1,776
Notes payable and other long-term debt, net of current portion	4,258	8,365
Total liabilities	1,220,850	804,902
Commitments and contingencies

Contingently redeemable non-controlling interest	—	936,370

Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 23,963,435 (2016) and 23,822,295 (2015) shares issued, and 23,845,115 (2016) and 23,736,487 (2015) shares outstanding	23,963	23,822
Additional paid-in-capital	8,274,765	7,446,634
Treasury stock of 118,320 (2016) and 85,808 (2015) shares	(255,529)	(177,916)
Accumulated deficit	(301,199)	(558,088)
Total equity	7,742,000	6,734,452
Total liabilities and stockholders’ equity	$8,962,850	$8,475,724

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.

Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended
	June 30,	June 30,
	2016	2015
Revenues:
Service revenues	$2,569,245	$2,146,838
Product sales	204,517	300,053
Other revenue	25,840	32,237
Total revenues	2,799,602	2,479,128
Costs of revenues:
Labor and other costs of services	1,341,959	1,084,558
Costs of products	140,064	195,482
Total costs of revenues	1,482,023	1,280,040
Gross profit	1,317,579	1,199,088
Selling, general and administrative expenses	1,069,216	996,942
Income from operations	248,363	202,146
Other expense (income):
Interest expense	402	416
Other income, net	(1,683)	(1,857)
Income before income taxes	249,644	203,587
Income tax expense	80,000	81,435
Net income	169,644	122,152
Net loss attributable to non-controlling interests	—	21,960
Net income attributable to Where Food Comes From, Inc.	$169,644	$144,112

Net income per share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01
Weighted average number of common shares outstanding:
Basic	23,854,451	23,805,559
Diluted	24,006,266	23,976,211

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.
Condensed Consolidated Statements of Income
(Unaudited)

	Six months ended
	June 30,	June 30,
	2016	2015
Revenues:
Service revenues	$4,716,647	$3,920,989
Product sales	475,592	579,857
Other revenue	53,115	59,582
Total revenues	5,245,354	4,560,428
Costs of revenues:
Labor and other costs of services	2,451,096	2,040,596
Costs of products	269,563	357,462
Total costs of revenues	2,720,659	2,398,058
Gross profit	2,524,695	2,162,370
Selling, general and administrative expenses	2,172,378	1,947,930
Income from operations	352,317	214,440
Other expense (income):
Interest expense	697	873
Other income, net	(3,614)	(3,544)
Income before income taxes	355,234	217,111
Income tax expense	129,950	121,285
Net income	225,284	95,826
Net loss attributable to non-controlling interest	31,605	103,133
Net income attributable to Where Food Comes From, Inc.	$256,889	$198,959

Net income per share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01
Weighted average number of common shares outstanding:
Basic	23,803,657	23,780,911
Diluted	23,952,935	23,970,052

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended June 30,
	2016	2015
Net cash provided by operating activities	$765,763	$872,248

Investing activities:
Acquisition of Validus Verification Services, remaining interest	(162,707)	—
Purchases of property and equipment	(41,956)	(19,775)
Net cash used in investing activities	(204,663)	(19,775)

Financing activities:
Repayments of notes payable	(3,887)	(3,677)
Repayments of capital lease obligations	(1,901)	(2,169)
Stock repurchase under Buyback Program	(77,613)	—
Proceeds from stock option exercise	29,387	50,589
Net cash (used in) provided by financing activities	(54,014)	44,743
Net change in cash and cash equivalents	507,086	897,216
Cash and cash equivalents at beginning of period	3,781,397	2,583,058
Cash and cash equivalents at end of period	$4,288,483	$3,480,274

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.
Condensed Consolidated Statement of Equity
Six Months ended June 30, 2016
(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at January 1, 2016	23,736,487	$23,822	$7,446,634	$(177,916)	$(558,088)	$6,734,452
Stock-based compensation expense	—	—	56,827	—	—	56,827
Issuance of common shares upon exercise of options	48,083	48	29,339	—	—	29,387
Repurchase of common stock under Buyback program	(32,512)	—	—	(77,613)	—	(77,613)
Issuance of common shares for remaining interest in Validus	93,057	93	199,979	—	—	200,072
Acquisition of noncontrolling interest in Validus	—	—	541,986	—	—	541,986
Net income	—	—	—	—	256,889	256,889
Balance at June 30, 2016	23,845,115	$23,963	$8,274,765	$(255,529)	$(301,199)	$7,742,000

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

On September 16, 2013, we acquired a 60% interest in Validus Verification Services LLC (“Validus”) which consisted of the auditing business of Praedium Ventures, LLC (“Praedium”), previously known as Validus Ventures LLC. This acquisition was accounted for using the acquisition method of accounting and, accordingly, its results are included in the Company’s consolidated financial statements from the date of acquisition. On February 29, 2016, the Company exercised its call option to acquire the remaining 40% (Note 2).

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the results of operations, financial position and cash flows of Where Food Comes From, Inc. and its wholly-owned subsidiaries, International Certification Services, Inc. (“ICS”), Validus, and Sterling Solutions, LLC (“Sterling”) (collectively referred to as “we,” “us,” and “our” throughout this Form 10-Q). All intercompany balances have been eliminated in consolidation.

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2015, included in our Form 10-K filed on February 16, 2016. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the period ended June 30, 2016 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

The following schedule is a reconciliation of the share data used in the basic and diluted net income per share computations:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Basic:
Weighted average shares outstanding	23,854,451	23,805,559	23,803,657	23,780,911

Diluted:
Weighted average shares outstanding	23,854,451	23,805,559	23,803,657	23,780,911
Weighted average effects of dilutive securities	151,815	170,652	149,278	189,141
Total	24,006,266	23,976,211	23,952,935	23,970,052

Antidilutive securities:	668	—	24,418	—

The effect of the inclusion of the antidilutive shares would have resulted in an increase in earnings per share. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Where Food Comes From, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 4 – Intangible Assets and Other Assets

The following table summarizes our intangible and other assets:

	June 30,	December 31,	Estimated
	2016	2015	useful life
Intangible assets subject to amortization:
Tradenames/ Trademarks	$64,307	$64,307	2.5 - 8.0 years
Accreditations	88,663	88,663	5.0 years
Customer Relationships	1,401,330	1,401,330	8.0 - 15.0 years
Beneficial Lease Arrangement	120,200	120,200	11.0 years
	1,674,500	1,674,500
Less accumulated amortization	470,382	392,846
	1,204,118	1,281,654
Tradenames/ trademarks (not subject to amortization)	465,000	465,000	indefinite
	1,669,118	1,746,654
Deposits	13,545	13,545
Intangible and other assets, net	$1,682,663	$1,760,199

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

There were 4,500 shares of restricted stock granted for the six months ended June 30, 2016. These shares of restricted stock had a weighted average grant date fair value of $2.10 and vest in March 2017. For the six months ended June 30, 2015, 9,000 shares of restricted stock were granted. Total stock based compensation for the second quarters ended June 30, 2016 and 2015, was approximately $27,200 and $28,100. Total stock-based compensation expense for the six months ended June 30, 2016 and 2015 was approximately $56,800 and $50,000, respectively. Stock based compensation expense is included in general and administrative expense in the statements of income.

Where Food Comes From, Inc.

Notes to the Condensed Consolidated Financial Statements

Note 6 – Equity Incentive Plan

Stock option activity under our Equity Incentive Plan is summarized as follows:

	Number of Options/Warrants	Weighted Avg. Exercise Price per Share	Weighted Avg. Fair Value per Share	Weighted Avg. Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2016	266,003	$0.84	$0.85	6.43	$416,278
Granted	—	$—	$—	—
Exercised	(48,083)	$0.61	$1.64	5.45
Canceled	(500)	$1.85	$1.85	7.55
Outstanding, June 30, 2016	217,420	$0.88	$0.90	6.04	$362,954
Exercisable, June 30, 2016	198,996	$0.83	$0.84	5.92	$342,472

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on June 30, 2016 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on June 30, 2016.

	Number of Options	Weighted Avg Grant Date Fair Value
Non-vested options, January 1, 2016	44,173	$1.44
Granted	—	$—
Vested	(25,249)	$1.04
Forfeited	(500)	$1.85
Non-vested options, June 30, 2016	18,424	$0.83

Unrecognized compensation expense at June 30, 2016, was approximately $9,280.

Restricted stock activity under our Equity Incentive Plan is summarized as follows:

	Number of Options/Warrants	Weighted Avg. Exercise Price per Share

Outstanding, January 1, 2016	74,000	$2.63
Granted	4,500	$2.10
Vested	—	$—
Canceled	—	$—
Outstanding, June 30, 2016	78,500	$2.60

Unrecognized compensation expense at June 30, 2016, was approximately $146,000. These costs are expected to be recognized over a weighted average period of 1.62 years.

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

The provision (benefit) for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three months ended June 30, 2016 and 2015, we recorded income tax expense of $80,000 and $81,435, respectively. For the six months ended June 30, 2016 and 2015, we recorded income tax expense of $129,950 and $121,285, respectively.

Note 8 - Notes Payable

Equipment Note Payable

In December 2012, we entered into a note payable of $37,407 for the purchase of a vehicle. Interest and principal payments are due in equal monthly installments of $715 over five years beginning January 2013. This note bears an interest rate of 5.5% per annum and is collateralized by the vehicle.

The current and non-current portion of the equipment note payable is as follows:

	June 30, 2016	December 31, 2015
	(unaudited)
Equipment note payable	$12,324	$16,211
Less current portion of note payable	8,066	7,846
Note payable	$4,258	$8,365

ICS Revolving Line of Credit

ICS has a revolving line of credit (LOC) agreement which matures April 1, 2017. The LOC provides for $70,050 in working capital. The interest rate is at the New York prime rate plus 2.250% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. As of June 30, 2016, the effective interest rate was 5.75%.

Where Food Comes From, Inc.

Notes to the Condensed Consolidated Financial Statements

The LOC is collateralized by all the business assets of ICS. As of June 30, 2016, ICS had no amounts outstanding under this LOC.

Note 9 - Commitments and Contingencies

Operating Leases

The Company leases a building for its headquarters in Castle Rock, Colorado. This lease was for a period of three years and expired on June 15, 2015. The lease was renewed effective June 15, 2015 and again in February 2016 and expires in August 2016. In addition to the monthly rent of approximately $4,400, the lease requires additional payments for operating costs and other common area maintenance costs.

The Company plans to relocate its headquarters within Castle Rock, Colorado, and has entered into a lease agreement for approximately 8,000 square feet of office space. The lease agreement has an initial term of five years plus two renewal periods, which the Company is more likely than not to renew. The office space lease term commences August 1, 2016. The monthly rent payments are approximately $19,000 the first year with a 3% incremental increase each year thereafter. The Company currently has commitments totaling approximately $243,800 for leasehold improvements that will be paid during the third quarter of 2016 related to this new office space. Additionally, this space is being leased from a company in which our CEO and president, a related party to the Company, owns 27%.

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

As of June 30, 2016, future minimum lease payments are as follows:

Years ending December 31,:	Total
2016 (remaining six months)	$118,680
2017	232,218
2018	237,615
2019	244,432
2020	251,765
Thereafter	3,173,570
Total lease commitments	$4,258,280

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

Capital Leases

The Company had a capital lease for certain office equipment with a base rent of $405 per month. This 63-month lease was due to expire in April 2017. Approximately $22,300 in asset cost was included in property and equipment and is being amortized over 63 months. Imputed interest of 5.25% was used in determining the minimum lease payments. During the second quarter 2016, the Company traded in the office equipment under a new capital lease agreement. The new lease expires in July 2021. Approximately $22,400 in asset cost was included in property and equipment and is being amortized over the lease term of 63 months. Imputed interest of 3.33% was used in determining the minimum lease payments.

As of June 30, 2016, future minimum lease payments for capital leases are as follows:

Years Ending December 31,	Amount
2016 (remaining six months)	$2,332
2017	4,664
2018	4,664
2019	4,664
2020	4,664
Thereafter	2,723
Future minimum lease payments	23,711
Less amount representing interest	(1,926)
Present value of net minimum lease payments	21,785
Less current portion	(4,000)
Capital lease obligations	$17,785

Where Food Comes From, Inc.
Notes to the Condensed Consolidated Financial Statements

Note 10 – Contingently Redeemable Non-controlling Interest

Contingently redeemable non-controlling interest on our condensed consolidated balance sheet represents the non-controlling interest related to the Validus acquisition, in which the non-controlling interest holder, at its election, can require the Company to purchase its 40% investment in Validus. Below is a table reflecting the activity of the contingently redeemable non-controlling interest at June 30, 2016. As discussed in Note 2, the Company exercised its call option to acquire the remaining non-controlling interest effective February 29, 2016.

Balance, December 31, 2015	$936,370
Loss for year to date period ended February 29, 2016	(31,605)
Acquisition of non-controlling interest, March 1, 2016
Cash paid	(162,707)
Fair market value of stock	(200,072)
Adjusted to APIC	(541,986)
Balance, June 30, 2016	$—

The contingently redeemable non-controlling interest was adjusted to the greater of the carrying value or redemption value as of each period end.

Note 11 – Supplemental Cash Flow Information

	Six months ended June 30,
	2016	2015
Cash paid during the year:
Interest	$697	$893

Non-cash investing and financing activities:
Common stock issued in connection with acquisitoin of Validus Verification Services, remaining interest	$200,100	$—
Equipment acquired under capital lease	$22,439	$—

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This information should be read in conjunction with the condensed consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Form 10–K for the fiscal year ended December 31, 2015. The following discussion and analysis includes historical and certain forward–looking information that should be read together with the accompanying condensed consolidated financial statements, related footnotes and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward–looking statements.

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

Cattle markets moved to the lowest level since 2011 in the continuation of a trend that began during the first quarter of this year. High prices in cattle date back to the drought of 2012. When grain prices exploded to all-time highs, animal protein producers could not afford to feed their herds. As feed prices rose, producers sent the animals to processing plants early to avoid losses that would result from high feed costs. It takes between 18 and 24 months to raise cattle, so thus began the great cattle bull market of 2014. Moreover, the population of planet Earth now stands at over 7.3 billion people. In Asia, diets have changed as wealth has grown. A traditional rice-based diet now includes more complex proteins, which has increased demand for beef and pork in the region. In 2015 and early 2016, ample supplies of grains lowered the input costs for producing cattle. Therefore, lower grain or feed prices filtered through and caused the price of live cattle to drop over the course of 2015, and this continued into 2016.

During the second quarter, a rally in soybean and soybean product prices caused feed prices to rally. Live cattle prices fell as producers were facing a similar scenario they saw in 2012. The potential for an early slaughter to avoid high feed prices caused live cattle futures to fall as soybeans, and other grain prices moved higher. Slower growth in China along with rising feed prices has contributed to lower cattle prices during the second quarter of 2016. Lower cattle prices are driving many producers to reduce overall operating costs, which includes opting out of certain verification programs.

We believe this may be a short-sighted reaction and we encourage our customers to stay in those verification programs. We continue to see higher premiums paid for verified beef. We also know that early slaughter creates a short-term oversupply and increases the chances of another shortage developing in 2017 as herd sizes decline. Retail meats markets have remained virtually unchanged. We now move into the third quarter which occurs during a period of seasonal strength, as grilling season commences on Memorial Day in late May and ends on Labor Day at the beginning of September. At this time, we have no way to reasonably estimate the future impact this could have on our business. Management continues to monitor the situation. We believe we have diversified our product offerings across multiple species such that it will not have a significant negative impact on our 2016 operations.

Highly Pathogenic Avian Influenza, more commonly known as Bird Flu, refers to strains of influenza that primarily affect several types of birds, including farmed poultry, i.e. chickens, geese, turkeys and ducks. The virus spreads through infected birds, via their saliva, nasal secretions, feces, and feed. With the outbreak of the virus in 2015, state poultry associations limited poultry movements to control the spread of avian influenza. This included limiting our ability to conduct onsite audits. In May 2016, the United Egg Producers Association authorized our company to resume conducting onsite audits. We believe that our experience in bio-security considerations and the core competency needed to deal with verification system design gives us a competitive advantage creating a barrier to entry for less sophisticated third-party verification companies.

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

Liquidity and Capital Resources

At June 30, 2016, we had cash and cash equivalents of $4,288,483 compared to $3,781,397 of cash and cash equivalents at December 31, 2015. Our working capital at June 30, 2016 was $4,534,445 compared to $4,251,600 at December 31, 2015.

Net cash provided by operating activities for the six months ended June 30, 2016 was approximately $765,800 compared to net cash provided of approximately $872,200 during the same period in 2015. Net cash provided by operating activities is driven by our net income (loss) and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock based compensation expense, and deferred taxes. In addition, deferred revenue, which due to the changes in timing of our annual billings in the current period, increased by approximately $310,200.

Net cash used in investing activities for the six month period ended June 30, 2016, was approximately $204,700 compared to approximately $19,800 used in the 2015 period. Net cash used in the six month period ended June 30, 2016, was primarily attributable to cash paid of approximately $162,700 in the acquisition of the non-controlling interest of Validus, as well as purchases of property and equipment of approximately $42,000. Net cash used in the 2015 period was attributable to the purchase of property and equipment of approximately $19,800. The Company currently has commitments totaling approximately $243,800 for leasehold improvements that will be paid during the third quarter of 2016 related to new office space.

Net cash used in financing activities for the six month period ended June 30, 2016, was approximately $54,700 compared to cash provided of $44,700 in the 2015 period. Net cash used in the six month period ended June 30, 2016, was due to repayments of debt and lease obligations of approximately $5,800 and repurchase of common shares under the Buyback Program of approximately $77,600 offset by proceeds from stock option exercises of approximately $29,400. Net cash provided in the 2015 period was due to stock option exercises of approximately $50,600 offset by repayments of debt and lease obligations of approximately $5,800.

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

Off-Balance Sheet Arrangements

As of June 30, 2016, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Second quarter and year to date period ended June 30, 2016 compared to the same periods in fiscal year 2015

Revenues

Total revenues for the second quarter ended June 30, 2016, increased 12.9% compared to the same period in 2015. Total revenues for the year to date period ended June 30, 2016 increased 15.0%.

Service revenues include sales of our US Verified solutions and related consulting, program development and web-based development services. Service revenues for the quarter ended June 30, 2016, of approximately $2,569,000 increased approximately $422,400 or 19.7% compared to the same period in 2015. Service revenues for the year to date period ended June 30, 2016, of approximately $4,716,600 increased $795,700 or 20.3% compared to the same period in 2015. Overall, the increase is due to both an increase in new verification customers, as well as an increase in product offerings.

Product sales represent sales of cattle identification ear tags. Product sales of approximately $204,500 for the second quarter ended June 30, 2016 decreased approximately $95,500 or 31.8% compared to the same period in 2015. Product sales of approximately $475,600 for the year to date period ended June 30, 2016 decreased approximately $104,300 or 18.0%. As further discussed under Current Concerns in Our Industry, product sales have mostly decreased in response to a slowing NHTC beef export market due to the strength of the US dollar.

Other revenue primarily represents the fees earned from our WFCF labeling program. Other revenue of approximately $25,840 for the second quarter ended June 30, 2016 decreased approximately $6,400 or 19.8% compared to the same period in 2015. Other revenue of approximately $53,100 for the year to date period ended June 30, 2016 decreased approximately $6,500 or 10.9%.

Cost of Revenues and Gross Margin

Cost of revenues for the second quarter ended June 30, 2016 was approximately $1,482,000 compared to approximately $1,280,000 during the same period in 2015. Cost of revenues for the year to date period ended June 30, 2016 was approximately $2,720,700 compared to $2,398,100 during the same period in 2015. Gross margin for the second quarter ended 2016 fell slightly to 47.1% of revenues compared to 48.4% of revenues for the second quarter ended 2015. Gross margin for the year to date period ended June 30, 2016 improved slightly to $48.1% compared to 47.4% during the same period in 2015. Overall the year to date improvement is due to absorption of costs over a higher sales base, as well as a slight change in product mix coupled with bundling opportunities where we can provide multiple verifications and/or certifications with one site visit.

Our margins are impacted by various costs such as cost of products, salaries and benefits, insurance, and taxes. Because certain elements of our cost of revenues are fixed in nature, incremental sales positively impact our margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the second quarter 2016 were approximately $1,069,200, an increase of approximately $72,300, or 7.3% over the second quarter ended 2015. Selling, general and administrative expenses for the year to date period ended June 30, 2016 were approximately $2,172,400, an increase of approximately $224,400 or 11.5%. Overall, the increase in our selling, general and administrative expenses is due in part to higher head count, increased sales and marketing costs, and higher costs related to being a publicly held company. In addition, the Company is making significant investments in IT process redesigns related to the integration and standardization of differing field audit and accounting systems used by IMI Global, ICS and Validus.

Income Tax Expense

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the second quarters ended June 30, 2016 and 2015, we recorded income tax expense of approximately $80,000 and $81,400, respectively. For the year to date periods ended June 30, 2016 and 2015, we recorded income tax expense of approximately $130,000 and 121,300, respectively.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the second quarter ended June 30, 2016 was approximately $169,600, or $0.01 per basic and diluted common share, compared to approximately $144,100, or $0.01 per basic and diluted common share for the same period in 2015. Net income attributable to WFCF shareholders for the year to date period ended June 30, 2016 was approximately $256,900 or $0.01 per basic and diluted common share, compared to approximately $199,000 or $0.01 per basic and diluted common share for the same period in 2015.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2015 Annual Report on Form 10–K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2016, there have been no material changes to the risks disclosed in our most recent Annual Report on Form 10–K. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Date: August 11, 2016	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

By:	/s/ Dannette Henning
Chief Financial Officer