Form 10-Q
period 2016-09-30
Where Food Comes From, Inc.
filed 2016-11-08
CIK 1360565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-133624

WHERE FOOD COMES FROM, INC.

(exact name of registrant as specified in its charter)

Colorado	43-1802805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

202 Sixth Street, Suite 400

Castle Rock, Colorado 80104

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 2, 2016, was 23,846,950.

Where Food Comes From, Inc.

Table of Contents

September 30, 2016

Where Food Comes From, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,245,049	$3,781,397
Accounts receivable, net	1,423,856	1,110,052
Prepaid expenses and other current assets	181,365	154,912
Total current assets	5,850,270	5,046,361
Property and equipment, net	668,982	157,950
Intangible and other assets, net	1,643,895	1,760,199
Goodwill	1,279,762	1,279,762
Deferred tax assets	—	231,452
Total assets	$9,442,909	$8,475,724

Liabilities and Equity
Current liabilities:
Accounts payable	$471,969	$417,836
Accrued expenses and other current liabilities	351,592	92,574
Customer deposits	109,773	77,784
Deferred revenue	386,849	194,087
Short-term debt and current portion of notes payable	—	7,846
Current portion of capital lease obligations	4,033	4,634
Total current liabilities	1,324,216	794,761
Capital lease obligations, net of current portion	16,764	1,776
Notes payable and other long-term liabilities, net of current portion	—	8,365
Lease incentive obligation	160,734	—
Deferred tax liabilities, net	33,498	—
Total liabilities	1,535,212	804,902

Commitments and contingencies

Contingently redeemable non-controlling interest	—	936,370

Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 23,984,101 (2016) and 23,822,295 (2015) shares issued, and 23,821,950 (2016) and 23,736,487 (2015) shares outstanding	23,984	23,822
Additional paid-in-capital	8,317,506	7,446,634
Treasury stock of 162,151 (2016) and 85,808 (2015) shares	(357,563)	(177,916)
Accumulated deficit	(76,230)	(558,088)
Total equity	7,907,697	6,734,452
Total liabilities and stockholders’ equity	$9,442,909	$8,475,724

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended
	September 30, 2016	September 30, 2015
Revenues:
Service revenues	$2,948,945	$2,655,792
Product sales	380,393	371,699
Other revenue	14,908	25,417
Total revenues	3,344,246	3,052,908
Costs of revenues:
Labor and other costs of services	1,522,203	1,362,800
Costs of products	220,599	216,298
Total costs of revenues	1,742,802	1,579,098
Gross profit	1,601,444	1,473,810
Selling, general and administrative expenses	1,239,834	1,171,513
Income from operations	361,610	302,297
Other expense (income):
Interest expense	649	380
Other expense (income), net	1,008	(2,242)
Income before income taxes	359,953	304,159
Income tax expense	135,000	92,000
Net income	224,953	212,159
Net income attributable to non-controlling interests	—	(30,549)
Net income attributable to Where Food Comes From, Inc.	$224,953	$181,610

Net income per share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Weighted average number of common shares outstanding:
Basic	23,772,967	23,813,295
Diluted	23,929,011	23,981,133

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

	Nine months ended
	September 30,	September 30,
	2016	2015
Revenues:
Service revenues	$7,665,590	$6,576,781
Product sales	855,986	951,556
Other revenue	68,023	84,999
Total revenues	8,589,599	7,613,336
Costs of revenues:
Labor and other costs of services	3,973,299	3,403,398
Costs of products	490,162	573,759
Total costs of revenues	4,463,461	3,977,157
Gross profit	4,126,138	3,636,179
Selling, general and administrative expenses	3,412,211	3,120,379
Income from operations	713,927	515,800
Other expense (income):
Interest expense	1,347	1,253
Other income, net	(2,623)	(6,721)
Income before income taxes	715,203	521,268
Income tax expense	264,950	213,285
Net income	450,253	307,983
Net loss attributable to non-controlling interest	31,605	72,584
Net income attributable to Where Food Comes From, Inc.	$481,858	$380,567

Net income per share:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

Weighted average number of common shares outstanding:
Basic	23,817,980	23,791,825
Diluted	23,969,134	23,972,897

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2016	2015

Net cash provided by operating activities	$1,210,574	$1,383,239

Investing activities:
Acquisition of Validus Verification Services, remaining interest	(162,707)	—
Purchases of property and equipment	(429,333)	(22,779)
Net cash used in investing activities	(592,040)	(22,779)

Financing activities:
Repayments of notes payable	(16,211)	(5,555)
Repayments of capital lease obligations	(3,543)	(3,275)
Stock repurchase under Buyback Program	(179,647)	—
Proceeds from stock option exercise	44,519	50,589
Net cash (used in) provided by financing activities	(154,882)	41,759
Net change in cash and cash equivalents	463,652	1,402,219
Cash and cash equivalents at beginning of period	3,781,397	2,583,058
Cash and cash equivalents at end of period	$4,245,049	$3,985,277

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.

Condensed Consolidated Statement of Equity

Nine Months ended September 30, 2016

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total
Balance at January 1, 2016	23,736,487	$23,822	$7,446,634	$(177,916)	$(558,088)	$6,734,452
Stock-based compensation expense	—	—	84,457	—	—	84,457
Issuance of common shares upon exercise of options	68,749	69	44,450	—	—	44,519
Repurchase of common stock under Buyback program	(76,343)	—	—	(179,647)	—	(179,647)
Issuance of common shares for remaining interest in Validus	93,057	93	199,979	—	—	200,072
Acquisition of noncontrolling interest in Validus	—	—	541,986	—	—	541,986
Net income	—	—	—	—	481,858	481,858
Balance at September 30, 2016	23,821,950	$23,984	$8,317,506	$(357,563)	$(76,230)	$7,907,697

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

The condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (”SEC”) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2015, included in our Form 10-K filed on February 16, 2016. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the period ended September 30, 2016 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

The following schedule is a reconciliation of the share data used in the basic and diluted net income per share computations:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
Basic:
Weighted average shares outstanding	23,772,967	23,813,295	23,817,980	23,791,825

Diluted:
Weighted average shares outstanding	23,772,967	23,813,295	23,817,980	23,791,825
Weighted average effects of dilutive securities	156,044	167,838	151,154	181,072
Total	23,929,011	23,981,133	23,969,134	23,972,897

Antidilutive securities:	25,668	95,834	25,168	75,334

The effect of the inclusion of the antidilutive shares would have resulted in an increase in earnings per share. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Note 4 – Intangible Assets and Other Assets

The following table summarizes our intangible and other assets:

	September 30,	December 31,	Estimated
	2016	2015	useful life

Intangible assets subject to amortization:
Tradenames/Trademarks	$64,307	$64,307	2.5 - 8.0 years
Accreditations	88,663	88,663	5.0 years
Customer Relationships	1,401,330	1,401,330	8.0 - 15.0 years
Beneficial Lease Arrangement	120,200	120,200	11.0 years
	1,674,500	1,674,500
Less accumulated amortization	509,150	392,846
	1,165,350	1,281,654
Tradenames/Trademarks (not subject to amortization)	465,000	465,000	indefinite
	1,630,350	1,746,654
Deposits	13,545	13,545
Intangible and other assets, net	$1,643,895	$1,760,199

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

There were 29,500 shares of restricted stock granted for the nine months ended September 30, 2016. These shares of restricted stock had a weighted average grant date fair value of $2.31 and vest in March 2017. For the nine months ended September 30, 2015, 83,000 shares of restricted stock were granted. No stock options were granted during the nine months ended September 30, 2016 and 2015, respectively. Total stock-based compensation for the third quarters ended September 30, 2016 and 2015, was approximately $27,600 and $33,500, respectively. Total stock-based compensation expense for the nine months ended September 30, 2016 and 2015 was approximately $84,500 and $83,600, respectively. Stock based compensation expense is included in general and administrative expense in the statements of income.

Note 6 – Equity Incentive Plan

Stock option activity under our Equity Incentive Plan is summarized as follows:

				Weighted Avg.
		Weighted Avg.	Weighted Avg.	Remaining
	Number of	Exercise Price	Fair Value	Contractual Life	Aggregate
	Options/Warrants	per Share	per Share	(in years)	Intrinsic Value

Outstanding, December 31, 2015	266,003	$0.84	$0.85	6.43	$416,278
Granted	—	$—	$—	—
Exercised	(68,749)	$0.65	$1.55	5.23
Canceled	(500)	$1.85	$1.85	7.30
Outstanding, September 30, 2016	196,754	$0.90	$0.92	5.84	$295,799
Exercisable, September 30, 2016	189,999	$0.86	$0.88	5.78	$291,809

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on September 30, 2016 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on September 30, 2016.

		Weighted Avg
	Number of	Grant Date
	Options	Fair Value
Non-vested options, December 31, 2015	44,173	$1.44
Granted	—	$—
Vested	(36,918)	$1.05
Forfeited	(500)	$1.85
Non-vested options, September 30, 2016	6,755	$1.85

Unrecognized compensation expense at September 30, 2016, was approximately $3,400.

Restricted stock activity under our Equity Incentive Plan is summarized as follows:

		Weighted Avg.
	No. of Restricted	Exercise Price
	Stock Shares	per Share

Outstanding, December 31, 2015	74,000	$2.63
Granted	29,500	$2.31
Canceled	(500)	$1.85
Outstanding, September 30, 2016	103,000	$2.54

Approximately 26,500 and 28,000 shares of restricted stock vested during the three and nine month periods ended September 30, 2016, respectively. Unrecognized compensation expense at September 30, 2016, was approximately $182,600. These costs are expected to be recognized over a weighted average period of 1.62 years.

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

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three months ended September 30, 2016 and 2015, we recorded income tax expense of $135,000 and $92,000, respectively. For the nine months ended September 30, 2016 and 2015, we recorded income tax expense of approximately $265,000 and $213,000, respectively.

Note 8 - Notes Payable

Equipment Note Payable

In December 2012, we entered into a note payable of $37,407 for the purchase of a vehicle. Interest and principal payments were due in equal monthly installments of $715 over five years beginning January 2013. This note carried an interest rate of 5.5% per annum and was collateralized by the vehicle. During the quarter ended September 30, 2016, the Company paid this note in full upon trade-in of the vehicle. The new vehicle was paid for in cash.

ICS Revolving Line of Credit

ICS has a revolving line of credit (LOC) agreement which matures April 1, 2017. The LOC provides for $70,050 in working capital. The interest rate is at the New York prime rate plus 2.250% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. As of September 30, 2016, the effective interest rate was 5.75%. The LOC is collateralized by all the business assets of ICS. As of September 30, 2016, ICS had no amounts outstanding under this LOC.

Note 9 - Commitments and Contingencies

Operating Leases

The Company relocated its headquarters within Castle Rock, Colorado, during the third quarter 2016 and entered into a new lease agreement for approximately 8,000 square feet of office space. This space is being leased from a company in which our CEO and president, a related party to the Company, owns 27%. The lease agreement has an initial term of five years plus two renewal periods, which the Company is more likely than not to renew. The office space lease term commenced August 1, 2016. The monthly rental payments are approximately $19,000 the first year and provides for escalating rental payments annually over the term of the lease. The Company recognizes rent expense on a straight-line basis over the non-cancelable lease term and option renewal periods. The resulting deferred rent of approximately $8,500 is included in liabilities on the consolidated balance sheet. The Company recorded leasehold improvements of approximately $406,400, which included approximately $163,000 in lease incentives. Leasehold improvements are included in property and equipment on the consolidated balance sheet. Lease incentives have been included in other long-term liabilities and will reduce rent expense on a straight-line basis over 15 years. Lease incentives are excluded from minimum lease payments in the schedule below.

Note 9 - Commitments and Contingencies (continued)

In September 2013, the Company entered into a lease agreement with a related party for its Urbandale, Iowa office space. The lease is for a period of three years, expires October 31, 2016, and requires rental payments of approximately $2,600 per month. There is no renewal feature. In addition to primary rent, the lease requires additional payments for operating costs and other common area maintenance costs. At the end of the lease term, the Company will operate under similar terms on a month-to-month basis.

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

As of September 30, 2016, future minimum lease payments are as follows:

Years ended December 31,	Total
2016 (remaining three months)	$59,922
2017	232,218
2018	237,615
2019	244,432
2020	251,765
Thereafter	3,173,570
Total lease commitments	$4,199,522

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

Note 9 - Commitments and Contingencies (continued)

Capital Leases (continued)

As of September 30, 2016, future minimum lease payments for capital leases are as follows:

Years Ending December 31,	Amount
2016 (remaining three months)	$1,166
2017	4,664
2018	4,664
2019	4,664
2020	4,664
Thereafter	2,723
Future minimum lease payments	22,545
Less amount representing interest	(1,748)
Present value of net minimum lease payments	20,797
Less current portion	(4,033)
Capital lease obligations	$16,764

Note 10 – Contingently Redeemable Non-controlling Interest

Contingently redeemable non-controlling interest on our condensed consolidated balance sheet represents the non-controlling interest related to the Validus acquisition, in which the non-controlling interest holder, at its election, can require the Company to purchase its 40% investment in Validus. Below is a table reflecting the activity of the contingently redeemable non-controlling interest at September 30, 2016. As discussed in Note 2, the Company exercised its call option to acquire the remaining non-controlling interest effective February 29, 2016.

Balance, December 31, 2015	$936,370
Loss for year to date period ended February 29, 2016	(31,605)
Acquisition of non-controlling interest, March 1, 2016
Cash paid	(162,707)
Fair market value of stock	(200,072)
Adjusted to APIC	(541,986)
Balance, September 30, 2016	$—

The contingently redeemable non-controlling interest was adjusted to the greater of the carrying value or redemption value as of each period end.

Note 11 – Supplemental Cash Flow Information

	Nine months ended September 30,
	2016	2015
Cash paid during the year:
Interest	$876	$893

Non-cash investing and financing activities:
Common stock issued in connection with acquisitoin of Validus Verification Services, remaining interest	$200,100	$—
Equipment acquired under capital lease	$22,439	$—
Lease incentive obligation	$162,540	$—

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

Current Marketplace Opportunities

Because of growing demand for increased transparency into food production practices, we believe there are three main market drivers to promote forward momentum for our business:

1)	Consumer awareness and expectations

•	A recent survey conducted by Acosta, a leading full-service sales and marketing agency in the consumer packaged goods industry, which was released in 2015, indicates consumers are actually changing their shopping habits in the grocery store. Increasingly more Americans are shopping the perimeter of the grocery store rather than stocking their pantries, and choosing to cook healthy meals at home, even if it comes at a higher cost.

•	According to the US Grocery Shopper Trends 2014 Report, more than 25% of consumers surveyed are seeking products that are minimally processed, locally grown or produced, with recognizable and a short list of ingredients. Jenny Zegler, Global Food and Drink Analyst at Mintel, said “these trends explore how consumers’ evolving priorities, opportunities from advancements in functional formulation and the almost inescapable reach of technology will affect food and drink in the coming year. Consumers are not only the influencers, as shifting economics, natural phenomena and social media are shaping what, how, where and with whom consumers are choosing to eat and drink…”

•	Based on a survey in the March 13, 2014 Cone Communication Food Issues Trend Tracker, food safety and nutritional value rose to the top as the most important factors when hitting the grocery aisles. Additionally, at least two-thirds of Americans prioritized the following as other significant factors when deciding what makes it into the shopping cart: locally produced, sustainable packaging, animal welfare, non-GMO, protection and renewal of natural resources.

•	Three in five Americans are on the lookout for non GMO-labeled foods when shopping. Per the March 13, 2014 Cone Communication Food Issues Trend Tracker, 39% believe that non-GMO foods are healthier, 32% are concerned about the effects on the environment, and 24% question the ethics behind the use of GMO’s.

•	According to the USDA website, the U.S. market for certified organic products was estimated at more than $39 billion as of October 2015 while USDA-approved organic operations have grown more than 250% since 2002. Increasing consumer demand for healthy, better-for-you products produced with sustainable agricultural practices is driving growth in the organic market.

2)	Global competitiveness among retailers

•	Restaurant chains and retailers with dominant market shares and large buying power, like McDonald’s and Wal-Mart, are leading the way in prioritizing sustainable food supply initiatives in answer to consumer demands. With information literally at our fingertips, Google searches and smart phone apps are making it easier to expose where sustainable food supply chains are, and where they are not.

•	Producers, packers, distributors and retailers understand that verification, identification and traceability are key competitive differentiators, and many times is necessary for export into international markets, including Korea, Russia and the European Union.

3)	Government regulation

•	In January 2013, the Food Safety Modernization Act (FSMA) issued two major proposed rules regarding preventive controls in human/animal food and produce safety. Compliance dates for some businesses began September 2016. Under the new rules, the food safety plan defined by the regulation differs from traditional HACCP plans. It must include a hazard analysis, preventive controls, monitoring procedures, corrective action procedures, verification procedures, a supply chain program, and a recall program. We have begun to see significant movement in companies requesting our consulting expertise to developing programs designed to assist them in maintaining compliance with the new rules.

•	The Animal Disease Traceability Rule primarily covers beef cattle 18 months of age or older. Under the final rule, unless specifically exempted, livestock moved interstate must be officially identified and accompanied by an interstate certificate of veterinary inspection or other documentation, such as owner-shipper statements or brand certificates.

•	The Saudi Arabia market has been closed to U.S. beef in 2012. Since that time, the beef industry has been working with the U.S. government to re-open that market, which officially happened in early August 2016. In order to be approved to meet the export requirements, a company must have or must be approved by a PVP, like our Verified Natural product. U.S. exports to Saudi Arabia in 2010 and 2011 were valued at $30 million. We believe the Saudi Arabia market focuses on the highest quality middle meats, making it a valuable market for the U.S. to re-gain access.

•	After a recent visit to the US which included an audit of the beef supply chain, Chinese officials announced in September 2016 that the ban on imports of US beef has been lifted. While the technical requirements for export verification have yet to be determined, source and age verification will be required, at a minimum. China is the world’s second largest buyer of beef, but beef imports from the US to China have been banned since 2003 BSE outbreak.

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

Liquidity and Capital Resources

At September 30, 2016, we had cash and cash equivalents of $4,245,049 compared to $3,781,397 of cash and cash equivalents at December 31, 2015. Our working capital at September 30, 2016 was $4,526,054 compared to $4,251,600 at December 31, 2015.

Net cash provided by operating activities for the nine months ended September 30, 2016 was approximately $1,210,600 compared to net cash provided of approximately $1,383,200 during the same period in 2015. Net cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock based compensation expense, and deferred taxes. In addition, deferred revenue, which due to the changes in timing of our annual billings in the current period, increased by approximately $192,800.

Net cash used in investing activities for the nine month period ended September 30, 2016, was approximately $592,000 compared to approximately $22,800 used in the 2015 period. Net cash used in the nine month period ended September 30, 2016, was primarily attributable to cash paid of approximately $162,700 in the acquisition of the non-controlling interest of Validus, as well as purchases of property and equipment of approximately $429,300. Net cash used in the 2015 period was attributable to the purchase of property and equipment of approximately $22,800.

Net cash used in financing activities for the nine month period ended September 30, 2016, was approximately $154,900 compared to cash provided of $41,800 in the 2015 period. Net cash used in the nine month period ended September 30, 2016, was due to repayments of debt and lease obligations of approximately $19,800 and repurchase of common shares under the Buyback Program of approximately $179,600 offset by proceeds from stock option exercises of approximately $44,500. Net cash provided in the 2015 period was due to stock option exercises of approximately $50,600 offset by repayments of debt and lease obligations of approximately $8,800.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Third quarter and year to date period ended September 30, 2016 compared to the same periods in fiscal year 2015

Revenues

Total revenues for the third quarter ended September 30, 2016, increased 9.5% compared to the same period in 2015. Total revenues for the year to date period ended September 30, 2016 increased 12.8%.

Service revenues include sales of our US Verified solutions and related consulting, program development and web-based development services. Service revenues for the quarter ended September 30, 2016, of approximately $2,948,900 increased approximately $293,200 or 11.0% compared to the same period in 2015. Service revenues for the year to date period ended September 30, 2016, of approximately $7,665,600 increased $1,088,800 or 16.6% compared to the same period in 2015. Overall, the increase is due to both an increase in new verification customers, as well as an increase in product offerings.

Product sales represent sales of cattle identification ear tags. Product sales of approximately $380,400 for the third quarter ended September 30, 2016 increased approximately $8,700 or 2.3% compared to the same period in 2015. Product sales of approximately $856,000 for the year to date period ended September 30, 2016 decreased approximately $95,600 or 10.0% compared to same period in 2015. As further discussed under Current Concerns in Our Industry, product sales have mostly decreased in response to a slowing NHTC beef export market due to the strength of the US dollar.

Other revenue primarily represents the fees earned from our WFCF labeling program. Other revenue of approximately $14,900 for the third quarter ended September 30, 2016 decreased approximately $10,500 or 41.3% compared to the same period in 2015. Other revenue of approximately $68,000 for the year to date period ended September 30, 2016 decreased approximately $17,000 or 20.0% compared to the same period in 2015.

Cost of Revenues and Gross Margin

Cost of revenues for the third quarter ended September 30, 2016 was approximately $1,742,800 compared to approximately $1,579,100 during the same period in 2015. Cost of revenues for the year to date period ended September 30, 2016 was approximately $4,463,500 compared to $3,977,200 during the same period in 2015. Gross margin for the third quarter ended 2016 fell slightly to 47.9% of revenues compared to 48.3% of revenues for the third quarter ended 2015. Gross margin for the year to date period ended September 30, 2016 improved slightly to 48.0% compared to 47.8% during the same period in 2015. Overall the year to date improvement is due to absorption of costs over a higher sales base, as well as a slight change in product mix coupled with bundling opportunities where we can provide multiple verifications and/or certifications with one site visit.

Our margins are impacted by various costs such as cost of products, salaries and benefits, insurance, and taxes. Because certain elements of our cost of revenues are fixed in nature, incremental sales positively impact our margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the third quarter 2016 were approximately $1,239,800, an increase of approximately $68,300, or 5.8% over the third quarter ended 2015. Selling, general and administrative expenses for the year to date period ended September 30, 2016 were approximately $3,412,200, an increase of approximately $291,800 or 9.4%. Overall, the increase in our selling, general and administrative expenses is due in part to higher head count, increased sales and marketing costs, and higher costs related to being a publicly held company, as well as higher lease costs under the terms of our lease agreement executed in August 2016. In addition, the Company is making significant investments in IT process redesigns related to the integration and standardization of differing field audit and accounting systems used by IMI Global, ICS and Validus. However, in spite of an increase in costs, selling, general and administrative costs as a percentage of revenue decreased to 39.7% for the nine months ended September 30, 2016 compared to 41.0% for the same period in 2015.

Income Tax Expense

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the third quarters ended September 30, 2016 and 2015, we recorded income tax expense of approximately $135,000 and $92,000, respectively. For the year to date periods ended September 30, 2016 and 2015, we recorded income tax expense of approximately $265,000 and $213,300, respectively.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the third quarter ended September 30, 2016 was approximately $225,000, or $0.01 per basic and diluted common share, compared to approximately $181,600, or $0.01 per basic and diluted common share for the same period in 2015. Net income attributable to WFCF shareholders for the year to date period ended September 30, 2016 was approximately $481,900 or $0.02 per basic and diluted common share, compared to approximately $380,600 or $0.02 per basic and diluted common share for the same period in 2015.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2015 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 30, 2016, there have been no material changes to the risks disclosed in our most recent Annual Report on Form 10−K. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

ITEM 6. EXHIBITS

(a) Exhibits

Number	Description
10.3	Lease with commencement date of August 1, 2016 for office space in Castle Rock, Colorado
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2016	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

By:	/s/ Dannette Henning
Chief Financial Officer