Form 10-K
period 2016-12-31
Where Food Comes From, Inc.
filed 2017-02-28
CIK 1360565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2016

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-133624

WHERE FOOD COMES FROM, INC.

(Exact name of registrant as specified in its charter)

Colorado	43-1802805
(State of incorporation or organization)	(I.R.S. Employer Identification No.)

202 6th Street, Suite 400

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 20, 2017, was 24,652,187. The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2016, the last business day of our most recently completed second fiscal quarter was $28,231,262, based on the closing stock price on that date of $2.55.

DOCUMENTS INCORPORATED BY REFERENCE: Part III is incorporated by reference from the registrant’s Definitive Proxy Statement for its 2017 Annual Meeting of Stockholders to be filed, pursuant to Regulation 14A, within 120 days after the close of the registrant’s 2016 fiscal year.

PART I

ITEM 1.	BUSINESS

GENERAL

Where Food Comes From, Inc. and its subsidiaries (“WFCF”, “the Company”, “our”, “we”, or “us”) is a leading trusted resource for third-party verification of food production practices in North America. The Company supports more than 12,000 farmers, ranchers, vineyards, wineries, processors, retailers, distributors, trade associations and restaurants with a wide variety of value-added services provided through its family of verifiers, including IMI Global, International Certification Services (ICS), Validus Verification Services, Sterling Solutions, and our newest acquisition, SureHarvest Services (SureHarvest). In order to have credibility, product claims such as gluten-free, non-GMO, non-hormone treated, humane handling, and others require verification by an independent third-party such as WFCF. The Company’s principal business is conducting both on-site and desk audits to verify that claims being made about livestock, crops and other food products are accurate. In addition, the Company’s Where Food Comes From Source Verified® retail and restaurant labeling program utilizes the verification of product attributes to connect consumers directly to the source of the food they purchase through product labeling and web-based information sharing and education. With the use of Quick Response Code (“QR”) technology, consumers can instantly access information about the producers behind their food.

WFCF was founded in 1996 and incorporated in the state of Colorado as a subchapter C corporation in 2005. The Company’s shares of common stock trade on the OTCQB marketplace under the stock ticker symbol, “WFCF”.

The Company’s original name – Integrated Management Information, Inc. (d.b.a. IMI Global, Inc.) – was changed to Where Food Comes From, Inc. in 2012 to better reflect the Company’s mission. Early growth was attributable to source and age verification services for beef producers who wanted access to markets overseas following the discovery of “mad cow” disease in the U.S. Over the years, WFCF has expanded its portfolio to include verification and software services for most food groups and 30 standards. This growth has been achieved both organically and through the acquisition of other companies.

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

With the acquisition of SureHarvest on December 28, 2016, the Company employs a software-as-a-service (SaaS) revenue model that bundles annual software licenses with ongoing software enhancements and upgrades and a wide range of professional services that generate incremental revenue specific to the food and agricultural industry.

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

Government Regulation: The U.S. Department of Agriculture’s (USDA’s) Animal Disease Traceability program, being phased in over the next few years, gluten-free testing requirements, and ingredient labeling regulations are all impacting product verification.

Growth Strategy

Due to organic growth in our portfolio of auditing standards, consumer demand and acquisitions, our sales have grown rapidly from $1.1 million in 2006 to $11.6 million in 2016, a 10-year compounded annual growth rate of approximately 27%.

Our growth strategy is as follows:

●	To cover more food groups than any other verification provider. Currently we verify beef, lamb, pork, poultry, dairy, eggs, produce and grain. In the future we hope to include seafood, beverages and other produce.

●	To offer solutions for ALL participants in the food supply chain including feed and input providers, ranchers, producers, packers, auction barns, processors, distributors, restaurants, retailers and consumers.

●	To expand on the industry’s largest solutions portfolio. We currently are verifying or certifying to more than 30 certification standards or guidelines. To our knowledge, that is the most in the industry.

●	To continue organic growth. We leverage our ‘bundling’ capability to aggressively pursue new customers, while sustaining our recurring revenue model and high retention rates.

●	To continue growth through merger and acquisition opportunities. Through selective acquisitions, we can expand our footprint, add new services, food groups and revenue streams.

In line with our growth strategy, we regularly evaluate acquisition opportunities as a means of achieving our long-term strategic objectives.

Acquisition of Validus Verification Services, LLC

On September 16, 2013, we entered into an Asset Purchase and Contribution Agreement (the “Asset Purchase Agreement”), by and among the Company, Validus Verification Services LLC (Validus), and Praedium Ventures, LLC (Praedium), formerly known as Validus Ventures LLC.

Pursuant to the Purchase Agreement, WFCF caused Validus to be organized to purchase and acquire certain audit, assessment and verification business assets of Praedium. The Company acquired a 60% interest in Validus in exchange for aggregate consideration of approximately $1.5 million, which included $565,000 in cash and 708,681 shares of common stock of WFCF valued at approximately $940,000 based upon the closing price of our stock on September 16, 2013, of $1.32 per share. On March 16, 2016, the Company exercised its call option to purchase the remaining 40% of the outstanding stock of Validus in exchange for aggregate consideration of approximately $363,000, which included $163,000 in cash and 93,057 shares of common stock of WFCF valued at approximately $200,000 based upon the closing price of our stock on February 29, 2016, of $2.15 per share.

Acquisition of SureHarvest Services, LLC

On December 28, 2016, we entered into an Asset Purchase Agreement (the “SureHarvest Purchase Agreement”), by and among Where Food Comes From, Inc.; SureHarvest Services LLC, a California limited liability company and wholly-owned subsidiary of WFCF; SureHarvest, Inc., a California corporation (SureHarvest, Inc.); and Jeff Dlott, the President, key manager and shareholder of SureHarvest, Inc..

Pursuant to the SureHarvest Purchase Agreement, WFCF purchased 60% of the business assets of SureHarvest, Inc. in exchange for total consideration of approximately $2.8 million, comprised of $1,122,000 in cash and 850,852 shares of common stock of WFCF valued at approximately $1,710,000 based on the closing price of our stock on December 28, 2016, of $2.01 per share. The Company has the right of first refusal on the remaining 40% membership interest of SureHarvest.

SureHarvest develops software and provides services related to sustainability measurement and benchmarking, traceability, verification and certification to the food and agriculture industries. Their patented sustainability software solutions support more than 2,200 agri-food operations, including growers, packers, shippers, processors, wineries and trade associations. We believe the transaction adds complementary solutions and services, a unique customer base and a valuable patent portfolio. It expands and diversifies our commodity reach with high value specialty crops, including wine grapes, almonds, hazelnuts, mushrooms, cut flowers, leafy greens and other fresh produce. Additionally, the software as a service (SaaS) model bundles annual software subscriptions with professional services to provide predictable, recurring revenue.

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

Current Marketplace Opportunities

Because of growing demand for increased transparency into food production practices, we believe there are three main market drivers to promote forward momentum for our business:

Market Driver #1 - Consumer awareness and expectations

●	A recent survey conducted by Acosta, a leading full-service sales and marketing agency in the consumer packaged goods industry, which was released in 2015, indicates consumers are actually changing their shopping habits in the grocery store. Increasingly more Americans are shopping the perimeter of the grocery store rather than stocking their pantries, and choosing to cook healthy meals at home, even if it comes at a higher cost.

●	According to the US Grocery Shopper Trends 2014 Report, more than 25% of consumers surveyed are seeking products that are minimally processed, locally grown or produced, with recognizable and a short list of ingredients. Jenny Zegler, Global Food and Drink Analyst at Mintel, said “These trends explore how consumers’ evolving priorities, opportunities from advancements in functional formulation and the almost inescapable reach of technology will affect food and drink in the coming year. Consumers are not only the influencers, as shifting economics, natural phenomena and social media are shaping what, how, where and with whom consumers are choosing to eat and drink…”

●	Based on a survey in the March 13, 2014 Cone Communication Food Issues Trend Tracker, food safety and nutritional value rose to the top as the most important factors when hitting the grocery aisles. Additionally, at least two-thirds of Americans prioritized the following as significant factors when deciding what makes it into the shopping cart: locally produced, sustainable packaging, animal welfare, non-GMO, protection and renewal of natural resources.

●	Three in five Americans are on the lookout for non GMO-labeled foods when shopping. Per the March 13, 2014 Cone Communication Food Issues Trend Tracker, 39% believe that non-GMO foods are healthier, 32% are concerned about the effects on the environment, and 24% question the ethics behind the use of GMOs.

●	According to the USDA website, the U.S. market for certified organic products was estimated at more than $39 billion as of October 2015 while USDA-approved organic operations have grown more than 250% since 2002. Increasing consumer demand for healthy, better-for-you products produced with sustainable agricultural practices is driving growth in the organic market.

Market Driver #2 - Global competitiveness among retailers

●	Restaurant chains and retailers with dominant market shares and large buying power, like McDonald’s and Wal-Mart, are leading the way in prioritizing sustainable food supply initiatives in answer to consumer demands. With information literally at our fingertips, Google searches and smart phone apps are making it easier to expose where sustainable food supply chains are, and where they are not.

●	Producers, packers, distributors and retailers understand that verification, identification and traceability are key competitive differentiators. Oftentimes, it is necessary for export into international markets, including Korea, Russia and the European Union.

Market Driver #3 - Government regulation

●	In January 2013, the Food Safety Modernization Act (FSMA) issued two major proposed rules regarding preventive controls in human/animal food and produce safety. Compliance dates for some businesses began September 2016. Under the new rules, the food safety plan defined by the regulation differs from traditional hazard analysis and critical control points (HACCP) plans. It must include a hazard analysis, preventive controls, monitoring procedures, corrective action procedures, verification procedures, a supply chain program, and a recall program. We have begun to see significant movement in companies requesting our consulting expertise to developing programs designed to assist them in maintaining compliance with the new rules.

●	The Animal Disease Traceability Rule primarily covers beef cattle 18 months of age or older. Under the final rule, unless specifically exempted, livestock moved interstate must be officially identified and accompanied by an interstate certificate of veterinary inspection or other documentation, such as owner-shipper statements or brand certificates.

●	The Saudi Arabia market closed to U.S. beef in 2012. Since that time, the beef industry has been working with the U.S. government to re-open that market, which officially happened in early August 2016. In order to be approved to meet the export requirements, a company must have or must be approved by a process verified plan (PVP), like our Verified Natural product. U.S. exports to Saudi Arabia in 2010 and 2011 were valued at approximately $30 million. We believe the Saudi Arabia market focuses on the highest quality middle meats, making it a valuable market for the U.S. to re-gain access.

●	After a recent visit to the US which included an audit of the beef supply chain, Chinese officials announced in September 2016 that the ban on imports of US beef has been lifted. While the technical requirements for export verification have yet to be determined, source and age verification will be required, at a minimum. China is the world’s second largest buyer of beef, but beef imports from the US to China have been banned since the 2003 Bovine Spongiform Encephalopathy (BSE) outbreak, also known as “Mad Cow Disease.”

Current Concerns in Our Industry

US Beef

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

During the second quarter, a rally in soybean and soybean product prices caused feed prices to rally. Live cattle prices fell as producers were facing a scenario similar to what they saw in 2012. The potential for an early slaughter to avoid high feed prices caused live cattle futures to fall as soybeans, and other grain prices moved higher. Slower growth in China along with rising feed prices contributed to lower cattle prices during 2016. Lower cattle prices are driving many producers to reduce overall operating costs, which includes opting out of certain verification programs.

We believe this may be a short-sighted reaction and we encourage our customers to stay in those verification programs. We continue to see higher premiums paid for verified beef. We also know that early slaughter creates a short-term oversupply and increases the chances of another shortage developing in 2017 as herd sizes decline. Retail meats markets have remained virtually unchanged. At this time, we have no way to reasonably estimate the future impact this could have on our business. Management continues to monitor the situation. We believe we have diversified our product offerings across multiple species such that it did not have a significant negative impact on our 2016 operations.

SALES

Our revenues are generated primarily from third-party verification services, hardware sales and our labeling program, Where Food Comes From®. We sell our products and services directly to customers at various levels in the agriculture, food and livestock supply chain. Our customers include some of the largest U.S. beef and pork packers, organic producers and processors, and specialty retail chains. No single customer generated more than 10% of total net revenue in 2016 or 2015.

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

We also offer consulting, program development and web-based development services on a customized basis to meet special customer requirements. For the years ended December 31, 2016 and 2015, our third-party verification programs provided 88.8% and 87.3% of our total revenue, respectively.

Product Sales

In support of our third-party verification service offerings, we offer hardware products (primarily cattle identification ear tags) to our customers. While these hardware products have lower profit margins than our proprietary offerings, they allow us to offer our customers a comprehensive solution. Approximately 10.2% and 11.6% of our total revenue was provided by the sale of hardware during the years ended December 31, 2016 and 2015, respectively.

Other Revenue

All of our verification products that are source-verified qualify for our WhereFoodComesFrom® verification seal of approval. As a third-party verification service provider, we must review each individual producer’s or food company’s claim and system to ensure that 100 percent of the supply is managed through a third-party verification program recognized by the USDA, International Organization for Standardization (ISO) and/or another internationally recognized standard setting body. This revenue stream primarily represents a price per pound fee for use of our WhereFoodComesFrom® label.

The WhereFoodComesFrom® labeling program offers food retailers and restaurants a means of connecting consumers to information on where and how the food they purchase has been grown or raised. Grocery stores and restaurants can display the Where Food Comes From® label along with a quick response (QR) code consumers can scan with smart phones to access information on the farmers and ranchers who produce food for that establishment.

We offer incentives to select producers and processors who exclusively use our verification and certification services in connection with our distinctive brand.

MARKETING

Our marketing strategy includes direct marketing, advertising, event sponsorship, and trade show participation. From a public relations perspective, members of our staff are frequently quoted in industry trade journals and requested as speakers at various industry events as subject matter experts on the topics of animal identification, traceability, branding, third-party verification and certification, and the USDA verification programs.

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

COMPETITION

The competition for third-party verification services in the food and agriculture industry is growing more intense, especially within the organic market. As of December 31, 2016, we estimate that there are approximately 8 key competitors serving the food and agricultural industry, including Quality Assurance International, California Certified Organic Farmers, Oregon Tilth, Organic Crop Improvement Association, Earth Claims, FoodChain ID, NSF International, SGS and SCS Global Services. Differentiation hinges upon understanding all facets of food verification and the complex compliance challenges to make product verifications efficient, cost-effective, and seamless. Our core business and expertise focuses on the “on farm” verifications to a variety of standards, guidelines and criteria including source verification, natural, animal care and well-being, and sustainability verification.

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

EMPLOYEES

As of December 31, 2016, we had 60 employees. Our future success is substantially dependent upon the performance of our key senior management personnel, as well as our ability to attract and retain highly qualified technical personnel. Additional information regarding certain risks related to our employees is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

John Saunders, 45, founded the Company in 1998 and has served as the Chief Executive Officer since then. Mr. Saunders is also the Chairman of the Board of Directors of the Company and has served in this position since 1998. Previously, Mr. Saunders was a partner and consultant for Pathfinder Consulting Services, Inc. in Parker, Colorado. An expert in both technology and the livestock industry, Mr. Saunders is a graduate of Yale University.

Leann Saunders, 46, has been the President of the Company since 2008. Mrs. Saunders is also a Director on our Board of Directors and has served in this position since January 2012. Prior to 2003, Mrs. Saunders worked for PM Beef Holdings (“PM”), an integrated beef company, and developed a supply system for PM’s Ranch to Retail product line and managed PM’s USDA Process Verified program. She then served as the company’s Vice President of Marketing and Communications. Prior to joining PM in 1996, Mrs. Saunders worked for McDonald’s Corporation as a Purchasing Specialist, and Hudson Foods Corporation. Mrs. Saunders graduated with a B.S. in Agriculture Business and an M.S. in Beef Industry Leadership from Colorado State University. Mrs. Saunders sits on the Board of Directors for the International Stockmen’s Education Foundation, and was the chair-elect for the United States Meat Export Federation for the 2014-2015 year.

Dannette Henning, 46, has been the Chief Financial Officer of the Company since January 2008. Prior to her appointment, she was engaged by the Company as a consultant in November 2007. From 2004 to 2007, Mrs. Henning was the Controller for Einstein Noah Restaurant Group. From 2001 to 2003, she served as the Controller for Vari-L Company. Mrs. Henning’s previous experience includes financial management positions with KPMG Peat Marwick, DF&R Restaurant Company, and CSI/CDC Company. Mrs. Henning is a Certified Public Accountant with more than 25 years of professional experience. She received a B.B.A. degree in Accounting from the University of Texas at Arlington.

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

We compete with many other vendors of products and services designed for tracking cattle and other livestock and for herd management and crop production practices. Our competitors range from small start-up companies to multi-national firms. Our competitors may have significantly more financial, technical and marketing resources than we do. Competition is likely to intensify as current competitors expand their service offerings and as new companies enter the market. Additionally, competition may intensify as our competitors enter into business combinations or alliances, and established companies in other market segments expand to become competitive with our business. Increasing competition may result in reduced margins and the loss of market share. Our competitors may offer broader service offerings or technologies that are more commercially attractive and gain greater market acceptance than our current or future products. Additionally, new technology may render our products and services obsolete.

The success of our business model depends on the broad acceptance of our technologies into markets that are continuing to develop as a result of the increasing focus on food safety and assurance.

We are currently benefiting from a slow but growing movement among the agriculture, livestock and food industry to source and/or age verify products. This emerging trend is fueled in part by consumers’ focus on food safety and assurance. However, we can offer no assurances that there will be market acceptance of our technologies. Furthermore, some of our primary target segments within the agriculture, livestock and food industry are experiencing unpredictable economic conditions and are expected to continue to struggle with supply, trade and profitability issues in the near term. Although we believe that our products, if adopted on a wide-scale basis, would have a significant impact on improving the safety, quality and confidence in the world’s food supply, our customers for these products historically have been very slow to change and reluctant to adopt new technologies and business practices.

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

Today, infectious disease and viral outbreaks appear to be emerging more quickly than ever. For example, Porcine Epidemic Diarrhea Virus (PEDv) negatively impacted the pork/sow industry in 2014 and Highly Pathogenic Avian Influenza, more commonly known as Bird Flu, is currently impacting poultry operations. Additionally, contagious disease or viral outbreaks create increased bio-exclusion considerations in our business. While we have created innovative solutions that mitigate the risk of transferring disease, we can give no assurance that we will be successful in overcoming the potential negative impact to the results of our operations.

In the event that market demand for third-party verified products declines, our customers may not be able to generate sufficient revenues to justify the purchase of our verification solutions and consulting services.

Public attitudes towards food production practices may be influenced by claims that these products are unsafe for consumption or pose unknown health risks. For example, decreased demand for beef and other livestock products could have a material adverse effect on the operating results and financial condition of our existing or prospective customers. If operating results of our customers are impaired, the resources that our customers can devote to building information systems for tracking cattle and other livestock and herd management are reduced, which in turn may limit purchases of our verification solutions and consulting services. Therefore, our ability to generate revenue is subject to the risks and uncertainties relating to the financial condition of our customers.

We look for opportunities to expand our presence in international markets in which we may have limited experience, and inherently international operations are subject to increased risks which could harm our business, operating results and financial condition.

We continually seek to expand our product and service offerings in international markets. As we expand into new international markets, we will have only limited experience in marketing and operating our products and services in such markets. In other instances, we may rely on the efforts and abilities of foreign business partners in such markets. Certain international markets may develop more slowly than domestic markets, and our operations in international markets may not develop at a rate that supports our level of investment.

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

One or more of these factors could harm our future international operations and consequently could harm our brand, business, operating results and financial condition.

Our business could suffer if we are unsuccessful in making, integrating, and maintaining our acquisitions and investments.

We have acquired and invested in a number of companies, and we may acquire or invest in or enter into joint ventures with additional companies. These transactions create risks such as:

●	disruption of our ongoing business, including loss of management focus on existing businesses;

●	problems retaining key personnel;

●	additional operating losses and expenses of the businesses we acquired or in which we invested;

●	the potential impairment of tangible and intangible assets and goodwill, including as a result of acquisitions;

●	the potential impairment of customer and other relationships of the company we acquired or in which we invested or our own customers as a result of any integration of operations;

●	the difficulty of incorporating acquired technology and rights into our offerings and unanticipated expenses related to such integration;

●	the difficulty of integrating a new company’s accounting, financial reporting, management, information and information security, human resource, and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;

●	for investments in which an acquired company’s financial performance is incorporated into our financial results, either in full or in part, the dependence on such company’s accounting, financial reporting, and similar systems, controls, and processes;

●	the difficulty of implementing at companies we acquire the controls, procedures, and policies appropriate for a public company; and

●	potential unknown liabilities associated with a company we acquire or in which we invest.

As a result of future acquisitions or mergers, we might need to issue additional equity securities, spend our cash, or incur debt, contingent liabilities, or amortization expenses related to intangible assets, any of which could reduce our profitability and harm our business. In addition, valuations supporting our acquisitions and strategic investments could change rapidly given the current global economic climate. We could determine that such valuations have experienced impairments or other-than-temporary declines in fair value which could adversely impact our financial results.

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

In the event that third parties claim that our current or future products or services infringe upon their intellectual property, we may face litigation and be prevented from selling the products and services at issue. Infringement or other claims could be asserted or prosecuted against us in the future, and it is possible that past or future assertion or prosecutions could harm our business. Litigation either in defense of our intellectual property rights or in response to infringement claims made by others may be both expensive and time consuming, which in turn would adversely affect our business.

We could be harmed by data loss or other security breaches.

As a result of our services being web-based and the fact that we process, store, and transmit large amounts of data, including personal information, for our customers, failure to prevent or mitigate data loss or other security breaches, including breaches of our vendors’ technology and systems, could expose us or our customers to a risk of loss or misuse of such information, adversely affect our operating results, result in litigation or potential liability for us, and otherwise harm our business. We use third-party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, and other functions. We have developed systems and processes that are designed to protect customer information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach at a third-party vendor. Nevertheless, such measures cannot provide absolute security, and there can be no assurance that there may not be a material adverse effect on our operating results in the future.

We face risks related to system interruption and lack of redundancy.

We experience occasional system interruptions and delays that make our websites and services unavailable or slow to respond and prevent us from efficiently providing services to third parties, which may reduce our net sales and the attractiveness of our services. If we are unable to continually add software and hardware, effectively upgrade our systems and network infrastructure, and take other steps to improve the efficiency of our systems, we could experience system interruptions or delays that adversely affect our operating results.

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

Both John and Leann Saunders’ reputation and prominence in the field provide us with a strong competitive advantage. While they are currently bound by employment agreements, we can offer no assurance that John and/or Leann Saunders will be able to continue to work for us in the event of an unforeseen accident, severe injury or major disease, or on a long-term basis. The loss of key personnel could have a material adverse effect on our business and operating results.

Directors, executive officers, principal stockholders and affiliated entities beneficially own or control a significant amount of our outstanding common stock and together meaningfully influence our activities.

As of February 20, 2017, John Saunders, our Chairman and CEO, and Leann Saunders, our President, beneficially owned in the aggregate approximately 30% of our common stock. These officers, if they determine to vote in the same manner, would have a significant impact on the outcome of any matter requiring approval by our stockholders, including the election of directors and the approval of mergers or other business combination transactions or terms of any liquidation. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that may be favored by other stockholders. This could prevent transactions in which stockholders might otherwise recover a premium for their shares over current market prices.

Because we are not presently subject to the same corporate governance standards as companies listed on registered stock exchanges or NASDAQ, our officers and directors may have interests adverse to those of the shareholders.

Registered stock exchanges and NASDAQ have enhanced corporate governance requirements that apply to issuers that list their securities on those exchanges. For example, we are not required to have any independent directors or to adopt a code of ethics. In certain circumstances, management may not have the same interests as the shareholders’ and conflicts of interest may arise. Notwithstanding the exercise of their fiduciary duties as directors and executive officers and any other duties that they may have to us or our shareholders in general, these persons may have interests different than yours which could adversely affect your investment.

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

In recent months and years, the securities markets in the United States have experienced high levels of price and volume volatility, and the market prices of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operating performance or prospects of such companies. It is likely that continual fluctuations in market and share price will occur. Our shares of common stock trade on the OTCQB marketplace, which may not provide as much liquidity for our common stock as would a registered stock exchange. The price of our common stock has been subject to price and volume volatility in the past and will likely continue to be subject to such volatility in the future. In addition, unlike the registered stock exchanges, there are few corporate governance requirements imposed on OTCQB quoted companies.

Because our common stock is deemed a “penny stock”, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), it will be more difficult for investors to liquidate their investment even if and when a market develops for our common stock. Until the trading price of our common stock rises above $5.00 per share, if ever, trading in our common stock is subject to the penny stock rules of the Exchange Act specified in Rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

●	Deliver to the customer, and obtain a written receipt for, a disclosure document;

●	Disclose certain price information about the stock;

●	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;

●	Send monthly statements to customers with market and price information about the penny stock; and

●	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell our common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The Company relocated its headquarters within Castle Rock, Colorado, during the third quarter 2016 and entered into a new lease agreement for approximately 8,000 square feet of office space. This space is being leased from a company in which our CEO and president, each a related party to the Company, have a 27% ownership interest. The lease agreement has an initial term of five years plus two renewal periods. The office space lease term commenced August 1, 2016. Rental payments are approximately $19,000 per month, which includes common area charges, and provides for escalating rental payments annually over the term of the lease.

In September 2013, the Company entered into a lease agreement for our Urbandale, Iowa office space. The lease is for a period of three years, expired on October 31, 2016, and required rental payments of approximately $2,600 per month. There was no renewal feature. Currently, the space is being leased month-to-month under the same terms as the original agreement. In addition to primary rent, the lease requires additional payments for operating costs and other common area maintenance costs.

The Company also owns approximately ¾ acre on which a 2,300 square foot building is located in Medina, North Dakota. The Company leases space in this building under a five-year lease with an expiration date of March 1, 2018. One additional option to renew for a five-year term exists and is deemed to automatically renew unless written notice is provided 60 days before the end of the term. The Company is charged a monthly rental rate of approximately $150 plus all insurance, taxes and other costs based on actual expenses to maintain the building.

In connection with our acquisition of SureHarvest, we added two locations in California, Soquel and Modesto. Our office space in Soquel expires on November 30, 2017 and requires rental payments of approximately $2,700 per month. In addition to primary rent, this lease requires additional payments for operating costs and other common area maintenance costs. The monthly rental payments for our leased space in Modesto is approximately $600 and the lease agreement is month-to-month.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various legal actions, administrative proceedings and claims in the ordinary course of business. We generally record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable.

There are currently no pending proceedings against the Company.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Since the inception of the public trading of our securities in November 2006 until June 2012, our common stock traded over-the-counter under the symbol “INMG.” In June 2012, we changed our stock ticker symbol to “WFCF” to better reflect our brand strategy and to raise awareness in the investor community. The following table sets forth the range of high and low bid prices over the past two years. The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

	2016		2015
	High	Low	High	Low
First quarter	$2.35	$1.96	$3.68	$2.62
Second quarter	$2.75	$2.03	$3.10	$2.50
Third quarter	$2.70	$2.22	$2.83	$2.50
Fourth quarter	$2.40	$1.89	$3.00	$1.80

Stockholders

As of February 20, 2017, we estimate that there were approximately 120 record holders of our common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals and entities are registered in the name of Cede & Co. A nominee of The Depository Trust Company, Cede & Co. is a securities depository for banks and brokerage firms.

Dividends

We have not declared or paid any cash dividends on our common stock. We presently do not have plans to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market. Activity under the Stock Buyback Plan is as follows:

	Number of Shares	Cost of Shares	Average Cost per Share
Shares purchased prior to 2015	546,697	$150,849	$0.28
Retirement of shares purchased	(546,697)	$(150,849)	$0.28
Shares purchased during 2015	85,808	$177,916	$2.07
Shares purchased during 2016	157,127	346,976	$2.21
Total	242,935	$524,892	$2.16

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

Cautionary Note Regarding Forward-Looking Statements

This annual report on Form 10-K and other publicly available documents, including the documents incorporated herein and therein by reference, contain, and our officers and representatives may from time to time make, “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding:

●	our expectations and beliefs about the market and industry and competitive landscape;

●	our goals, plans, and expectations regarding our operations and properties and results;

●	our beliefs about our competitive advantages, the diversification of our product offerings, and the keys to our success;

●	plans regarding our Stock Buyback Plan;

●	our beliefs and expectations regarding our financial position, ability to finance operations and growth, and pay dividends;

●	the amount of financing necessary to support operations; and

●	our beliefs regarding the impact of the adoption of certain accounting standards on our financial statements.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	Changing technology and evolving standards in the livestock and food industry;

●	Consumer focus on food safety and assurance;

●	Competition from other providers serving the food and agriculture industry;

●	Economic and financial conditions in the livestock and food industry;

●	International export market activities, including trade barriers to certain beef and other livestock exports;

●	Market demand for beef and other livestock products;

●	Seasonal volatility in business activity;

●	Developments and changes in laws and regulations, including increased regulation of the livestock and food industry through legislative action and revised rules and standards;

●	Strategic actions, including acquisitions and our success in integrating acquired businesses;

●	Enforceability of our patents, trademarks and other intellectual property rights;

●	Continued service of key senior management personnel; and

●	Such other factors as discussed throughout Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Part I, Item 1A. Risk Factors.

Any forward-looking statement made by us in this Annual Report on Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

RESULTS OF OPERATIONS

Year Ended December 31, 2016 Compared to Year Ended December 31, 2015

Revenues

Total revenues for the year ended December 31, 2016 increased 11.7% over the year ended December 31, 2015.

Service revenues include sales of our US Verified solutions and related consulting, program development and web-based development services. Service revenues for the year ended December 31, 2016 increased 13.6% compared to the year ended December 31, 2015. Overall, this increase is due to both an increase in new verification customers, as well as an increase in new product offerings.

Product sales are primarily sales of cattle identification ear tags. Product sales for the year ended December 31, 2016 decreased 2.4% compared to the year ended December 31, 2015. As further discussed under “Current Concerns in Our Industry,” product sales have mostly decreased in response to a slowing NHTC beef export market due to the strength of the US dollar.

Other revenue primarily represents the fees earned from our WhereFoodComesFrom® labeling program. Other revenue for the year ended December 31, 2016 increased 12.7% compared to the year ended December 31, 2015. The increase is partly due to the addition of new customers and new product lines for our existing customers.

Cost of Revenues and Gross Margin

Cost of revenues for the year ended December 31, 2016 were approximately $6,202,200 compared to approximately $5,540,700 for the year ended December 31, 2015. Gross margin for 2016 decreased slightly to 46.6% of revenues compared to 46.7% for 2015. Overall, the decrease in our margin is due to a slight change in product mix offset by with bundling opportunities where we can provide multiple verifications and/or certifications with one site visit.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2016 were approximately $4,778,400, an increase of approximately $718,900, or 17.7% over the year ended December 31, 2015. Included in this expense is approximately $305,500 related to legal and broker contingency fees in connection with the SureHarvest acquisition. Excluding the acquisition costs, the dollar increase in our selling, general and administrative expenses is due in part to higher head count, increased sales and marketing costs, higher costs related to being a publicly held company, and increased rent expense due to the August 2016 relocation into a significantly larger corporate office. In addition, the Company is making significant investments in Information Technology (IT) process redesigns related to the integration and standardization of differing field audit and accounting systems used by IMI Global, ICS and Validus. However, selling, general and administrative expenses as a percentage of revenue held steady at 39% in 2016 and 2015.

Income Tax Expense

The effective income tax rate for the year ended December 31, 2016 decreased to 37.0% compared to 37.5% in the prior year.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the year ended December 31, 2016 was approximately $433,200 or $0.02 per basic and diluted common share, compared to approximately $533,900 or $0.02 per basic and diluted common share for the year ended December 31, 2015. Excluding the acquisition costs of $305,500 in the 2016 period as discussed previously in “Selling, General and Administrative Expenses,” net income for the year ended December 31, 2016 would have been approximately $738,700, or $0.03 per basic and diluted common share.

Liquidity and Capital Resources

At December 31, 2016, we had cash and cash equivalents of approximately $2,489,985 compared to approximately $3,529,680 of cash and cash equivalents at December 31, 2015. Our working capital at December 31, 2016 was approximately $3,494,700 compared to approximately $4,251,600 at December 31, 2015.

Net cash provided by operating activities during 2016 was approximately $986,100 compared to net cash provided by operating activities of $862,100 during the same period in 2015. Net cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock based compensation expense, and deferred taxes. Fluctuations are primarily due to the timing of cash receipts and cash disbursements offset by operating performance.

Net cash used in investing activities during 2016 was approximately $1,718,600 compared to net cash used in investing activities of $26,300 during 2015. Net cash used in the 2016 period was primarily attributable to the acquisition of a 60% interest in SureHarvest LLC for $1,122,000 in cash, and the acquisition of the remaining 40% interest in Validus for which we paid $162,700 in cash. Additionally, we spent approximately $445,900 towards property and equipment in 2016, primarily due to relocating our corporate headquarters. Net cash used in 2015 was attributable to the purchases of property and equipment.

Net cash used in financing activities during 2016 was approximately $307,200 compared to net cash provided of $110,800 in the 2015 period. Net cash used in the 2016 period predominately related to approximately $347,000 in purchases of our common stock from the open market under our Stock Buyback Plan. Net cash provided in the 2015 period was predominately due to the release of a certificate of deposit previously classified as restricted cash of $250,000, offset by approximately $177,900 in purchases of our common stock from the open market under our Stock Buyback Plan.

Historically, our growth has been funded through a combination of convertible debt from private investors and private placement offerings. We continually evaluate all funding options including additional offerings of our securities to private, public and institutional investors and other credit facilities as they become available.

The primary driver of our operating cash flow is our third-party verification solutions, specifically the gross margin generated from services provided. Therefore, we focus on the elements of those operations including revenue growth and long-term projects that ensure a steady stream of operating profits to enable us to meet our cash obligations. On a weekly basis we review the performance of each of our revenue streams focusing on third-party verification solutions compared with prior periods and our operating plan. We believe that our various sources of capital, including cash flow from operating activities, overall improvement in our performance, and our ability to obtain additional financing are adequate to finance current operations as well as the repayment of current debt obligations. We are not aware of any other event or trend that would negatively affect our liquidity. In the event such a trend develops, we believe that there are sufficient financing avenues available to us and from our internal cash generating capabilities to adequately manage our ongoing business.

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

Debt Facility

The Company has a revolving line of credit (LOC) agreement with Unison Bank which was renewed on April 1, 2014, and matures April 1, 2017. The LOC provides for $70,050 in working capital. The interest rate is the New York prime rate plus 2.250% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. The LOC is collateralized by all the business assets of ICS. As of December 31, 2016, there were no amounts outstanding on this LOC.

Off Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet arrangements of any type.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Deferred revenue represents payments received in advance from our customers for annual customer support services not yet performed as of December 31st, and revenue is recognized as services are performed, generally over the one-year contract term.

Customer deposits represent down-payments made in advance of a verification audit to be performed for a customer. Deposits are initially recorded as current liabilities until services are performed and applied to the customer’s accounts when invoiced.

Revenues under contracts for consulting services are recognized when completed (for short-term projects). On occasion, we may enter into long-term projects, for which we use the percentage of completion method. No such long-term projects occurred during 2016 and 2015.

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

Stock-Based Compensation

The Company recognizes all equity-based compensation as stock-based compensation expense based on the fair value of the compensation measured at the grant date. For stock options, fair value is calculated using the Black-Scholes-Merton option pricing model. For restricted stock awards, fair value is the closing stock price for the Company’s common stock on the grant date. The expense is recognized over the vesting period of the grant.

Calculating stock-based compensation expense using the Black-Scholes-Merton option pricing model requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. Under this pricing model, which incorporates ranges of assumptions for inputs, our assumptions are as follows:

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

The assumptions used in calculating the fair value of stock options represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

There is a risk that our estimates of the fair values may differ from the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. It is possible that employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Although the fair value of our stock options are determined in accordance with U.S. GAAP and the SEC’s Staff Accounting Bulletin No. 107 using the Black-Scholes-Merton option-pricing model, the value calculated may not be indicative of the fair value observed in a willing buyer / willing seller market transaction.

Estimates of share-based compensation expense are highly subjective as to value and have an impact on our financial statements, but these expenses will never result in the payment of cash by us. For this reason, and because we do not view share-based compensation as being related to our operational performance, we exclude estimated share-based compensation expense when internally evaluating our performance.

In the fourth quarter of 2016 we adopted new accounting guidance from the Financial Accounting Standards Board (“FASB”) on stock compensation, or ASU 2016-09, as described in “Recently Adopted Accounting Pronouncements.” Refer to “Note 2— Stock Based Compensation” in the notes to our consolidated financial statements in Item 8 for further information on our equity award activity.

Income Taxes

We record income taxes under the asset and liability method. Deferred tax assets and liabilities reflect our estimation of the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for book and tax purposes. We determine deferred income taxes based on the differences in accounting methods and timing between financial statement and income tax reporting. Accordingly, we determine the deferred tax asset or liability for each temporary difference based on the enacted tax rates expected to be in effect when we realize the underlying items of income and expense. We consider all relevant factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income and the carryforward periods available to us for tax reporting purposes, as well as assessing available tax planning strategies. We may establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

We record liabilities to address uncertain tax positions we have taken in previously filed tax returns or that we expect to take in a future tax return. The determination for required liabilities is based upon an analysis of each individual tax position, taking into consideration whether it is more likely than not that our tax position, based on technical merits, will be sustained upon examination. For those positions for which we conclude it is more likely than not it will be sustained, we recognize the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the taxing authority. The difference between the amount recognized and the total tax position is recorded as a liability. The ultimate resolution of these tax positions may be greater or less than the liabilities recorded. Management believes there are no current uncertain tax positions that would result in an asset or liability being recognized in the accompanying financial statements.

Business Combinations

A component of our growth strategy has been to acquire businesses that complement our existing operations. We account for business combinations in accordance with the guidance for business combinations and related literature. Accordingly, we allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the date of purchase. The excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill.

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

As part of our accounting for business combinations we are required to determine the useful lives of identifiable intangible assets recognized separately from goodwill. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the acquired business. An intangible asset with a finite useful life shall be amortized; an intangible asset with an indefinite useful life shall not be amortized.

Additionally, when acquiring a company who has recorded deferred revenue in its historical, pre-acquisition financial statements, we are required as part of purchase accounting to re-measure the deferred revenue as of the acquisition date. Deferred revenue is re-measured to represent solely the cost that relates to the associated legal performance obligation which we assumed as part of the acquisition, plus a normal profit margin representing the level of effort or assumption of risk assumed. Legal performance obligations that simply relate to the passage of time would not result in recognized deferred revenue as there is little to no associated cost.

Definite Lived Intangible Assets

Our definite lived intangible assets consist of customer lists, accreditations, a beneficial lease arrangement, trade names/trademarks and patents related to our acquisitions, recorded at estimated fair value. It also consists of our trademark rights and the related costs incurred to obtain the trademark rights recorded at cost. These definite lived assets are subject to amortization using the straight-line method over the estimated useful lives of the respective assets, which range from two to fifteen years.

Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as consumer spending habits and general economic trends, and internal factors such as changes in our business strategy and our internal forecasts. We review intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. If our qualitative analysis indicates that there could be an impairment, we then determine whether an impairment loss occurred which requires a comparison of the carrying amount to the sum of the undiscounted cash flows expected to be generated by the asset, or the expected proceeds, net of costs to sell, upon sale of the asset. If an impairment exists, the amount of impairment is measured as the excess of the carrying amount of the asset over its fair value. During 2015 and 2016, we completed a qualitative analysis, and based upon the work performed, we concluded that no impairment existed.

Goodwill and Other Non-Amortizable Intangible Assets

Goodwill relates to our acquisitions of ICS, Validus and SureHarvest. All other non-amortizable intangible assets relate to the trademarks/trade name acquired in the Validus acquisition and have an indefinite life. Pursuant to ASC Topic 350, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to no longer be indefinite. Accordingly, we evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events or circumstances continue to support an indefinite useful life. As of December 31, 2016, there have been no changes to the indefinite life determination pertaining to these intangible assets.

In addition, an intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss equal to the excess is recorded. However, entities testing an indefinite-lived intangible asset for impairment have the option of performing a qualitative assessment before calculating the fair value of the asset. If entities determine, on the basis of qualitative factors, that the likelihood of the indefinite-lived intangible asset being impaired is below a “more-likely-than-not” threshold (i.e., a likelihood of more than 50 percent), the entity would not need to calculate the fair value of the asset.

During the fourth quarter, we assessed the carrying value of goodwill and other intangible assets of each of ICS, Validus and SureHarvest, our three reporting units. At December 31, 2016, goodwill assigned to ICS, Validus and SureHarvest was approximately $533,000, $746,800, and $1,372,500 respectively.

We performed a qualitative assessment on our ICS and Validus reporting units for our 2016 annual test and concluded that it was more-likely-than-not that the fair value of the reporting unit exceeded its carrying value and, therefore, a two-step impairment test was not necessary. The qualitative assessment compares current performance, expectations and other indicators against what was expected as part of the most recent Step 1 valuation. Consequently, the key estimates and assumptions related to the most recent Step 1 valuation pertaining to this reporting unit had not changed since our previous annual report.

With respect to our SureHarvest reporting unit, fair value for goodwill and other intangibles assets is discussed in detail in Note 3 to the Consolidated Financial Statements.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to our financial statements set forth in Item 8 of this Form 10-K for a detailed description of recent accounting pronouncements.

ITEM 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Where Food Comes From, Inc.

We have audited the accompanying consolidated balance sheet of Where Food Comes From, Inc. and subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of income, equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Where Food Comes From, Inc. and subsidiaries as of December 31, 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

EKS&H, LLLP

Denver, Colorado

February 28, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Where Food Comes From, Inc.:

We have audited the accompanying consolidated balance sheet of Where Food Comes From, Inc. and its subsidiaries (the “Company”) as of December 31, 2015 and the related consolidated statements of income, equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, in February 2014, the Company acquired the remaining 40% interest of International Certification Services, Inc., and in October 2014, the Company acquired assets of Sterling Solutions, LLC.

/s/ GHP Horwath, P.C.

Denver, Colorado

February 16, 2016

Where Food Comes From, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$2,489,985	$3,529,680
Accounts receivable, net of allowance (Note 2)	1,344,646	1,110,052
Short-term investments	733,104	251,717
Prepaid expenses and other current assets	203,744	154,912
Total current assets	4,771,479	5,046,361
Property and equipment, net	1,229,350	157,950
Intangible and other assets, net	4,228,228	1,760,199
Goodwill	2,652,250	1,279,762
Deferred tax assets, net	—	231,452
Total assets	$12,881,307	$8,475,724

Liabilities and Equity
Current liabilities:
Accounts payable	$333,784	$417,836
Accrued expenses and other current liabilities	480,047	92,574
Customer deposits	80,832	77,784
Deferred revenue	443,564	194,087
Current portion of notes payable	—	7,846
Current portion of capital lease obligations	4,067	4,634
Total current liabilities	1,342,294	794,761
Capital lease obligations, net of current portion	15,735	1,776
Notes payable and other long-term liabilities, net of current portion	—	8,365
Lease incentive obligation	158,025	—
Deferred tax liabilities	49,440	—
Total liabilities	1,565,494	804,902

Commitments and contingencies (Note 12)

Contingently redeemable non-controlling interest	1,888,135	936,370

Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 24,890,121 (2016) and 23,822,295 (2015) shares issued, and 24,647,186 (2016) and 23,736,487 (2015) shares outstanding	24,890	23,822
Additional paid-in-capital	10,052,597	7,446,634
Treasury stock of 242,935 (2016) and 85,808 (2015) shares	(524,892)	(177,916)
Accumulated deficit	(124,917)	(558,088)
Total equity	9,427,678	6,734,452
Total liabilities and stockholders’ equity	$12,881,307	$8,475,724

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Income

	Year ended December 31,
	2016	2015
Revenues:
Service revenues	$10,308,670	$9,074,516
Product sales	1,180,919	1,209,619
Other revenue	125,444	111,334
Total revenues	11,615,033	10,395,469
Costs of revenues:
Labor and other costs of services	5,518,024	4,810,737
Costs of products	684,121	729,979
Total costs of revenues	6,202,145	5,540,716
Gross profit	5,412,888	4,854,753
Selling, general and administrative expenses	4,778,389	4,059,520
Income from operations	634,499	795,233
Other expense (income):
Interest expense	1,517	1,585
Other income, net	(4,131)	(770)
Income before income taxes	637,113	794,418
Income tax expense	235,547	298,150
Net income	401,566	496,268
Net loss attributable to non-controlling interest	31,605	37,649
Net income attributable to Where Food Comes From, Inc.	$433,171	$533,917

Per share - net income attributable to Where Food Comes From, Inc.:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

Weighted average number of common shares outstanding:
Basic	23,818,762	23,797,236
Diluted	23,964,026	23,974,374

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2016	2015

Operating activities:
Net income	$401,566	$496,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	267,645	256,272
Stock-based compensation expense	121,871	117,696
Common stock issued for services rendered	78,750	—
Deferred tax expense	169,994	298,150
Bad debt expense	5,345	7,742
Loss on disposal of property and equipment	7,482	—
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable	50,753	(240,762)
Prepaid expenses and other assets	(48,832)	8,481
Short-term investments	(481,387)	(251,717)
Accounts payable	(222,614)	16,705
Accrued expenses and other current liabilities	382,958	35,419
Customer deposits and deferred revenue	252,525	117,863
Net cash provided by operating activities	986,056	862,117

Investing activities:
Acquisition of Validus Verification Services, Inc., remaining 40% interest	(162,707)	—
Acquisition of 60% interest in SureHarvest LLC	(1,121,990)	—
Purchases of property and equipment	(445,847)	(26,312)
Proceeds from sale of property and equipment	11,990	—
Net cash used in investing activities	(1,718,554)	(26,312)

Financing activities:
Repayments of notes payable	(16,211)	(7,459)
Repayments of capital lease obligations	(9,047)	(4,397)
Restricted cash for line of credit collateral	—	250,000
Proceeds from stock option exercise	65,037	50,589
Stock repurchase under Buyback Plan	(346,976)	(177,916)
Net cash provided by (used in) financing activities	(307,197)	110,817
Net change in cash	(1,039,695)	946,622
Cash at beginning of year	3,529,680	2,583,058
Cash at end of year	$2,489,985	$3,529,680

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.
Consolidated Statement of Equity
Years ended December 31, 2016 and 2015

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance at January 1, 2015	23,720,130	$24,266	$7,428,754	$(150,849)	$(1,092,005)	$6,210,166
Stock based compensation expense	—	—	117,696	—	—	117,696
Issuance of common shares upon exercise of options	93,165	93	50,496	—	—	50,589
Issuance of common shares to employees	9,000	9	(9)	—	—	—
Retirement of treasury shares		(546)	(150,303)	150,849	—	—
Repurchase of common shares under Buyback Plan	(85,808)	—	—	(177,916)	—	(177,916)
Net income	—	—	—	—	533,917	533,917
Balance at December 31, 2015	23,736,487	23,822	7,446,634	(177,916)	(558,088)	6,734,452

Stock based compensation expense	—	—	121,871	—	—	121,871
Issuance of common shares upon exercise of options	86,417	86	64,951	—	—	65,037
Repurchase of common shares under Buyback Program	(157,127)	—	—	(346,976)	—	(346,976)
Issuance of common shares for remaining interest in Validus	93,057	93	199,979	—	—	200,072
Acquisition of non-controlling interest in Validus, net of tax effect	—	—	431,088	—	—	431,088
Issuance of common shares for 60% interest in SureHarvest	850,852	851	1,709,362	—	—	1,710,213
Issuance of common shares for acquisition-related consulting fees	37,500	38	78,712	—	—	78,750
Net income	—	—	—	—	433,171	433,171
Balance at December 31, 2016	24,647,186	$24,890	$10,052,597	$(524,892)	$(124,917)	$9,427,678

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

On September 16, 2013, we acquired a 60% interest in Validus Verification Services LLC (“Validus”) which consisted of the auditing business of Praedium Ventures, LLC (“Praedium”), previously known as Validus Ventures LLC. On February 29, 2016, the Company exercised its call option to acquire the remaining 40% interest in Validus (Note 3).

On December 28, 2016, we acquired a 60% interest in SureHarvest Services LLC (“SureHarvest”) which consisted of all the business assets of SureHarvest Inc. (Note 3)

We operate in one segment.

Basis of Presentation

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues, costs and expenses during the reporting period. Actual results could differ from the estimates.

Our consolidated financial statements include the accounts of all majority-owned or controlled subsidiaries, and all significant intercompany transactions and amounts have been eliminated. The results of businesses acquired are included in the consolidated financial statements from the date of the acquisition.

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

We place our cash with high quality financial institutions. At times, cash balances may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limit; however, we have not experienced any losses related to balances that exceed such FDIC insurance limits, and we believe our credit risk is minimal. At times, we may also invest in short-term investments with original maturities of three months or less, which we consider to be cash and cash equivalents, since they are readily convertible to cash.

Short-Term Investments

Certificates of deposit with original maturities greater than three months and remaining maturities less than one year are classified as “Short-term investments.”

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

No single customer generated more than 10% of total net revenue in 2016 or 2015.

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

Deferred revenue represents payments received in advance from our customers for annual customer support services not yet performed as of December 31st, and revenue is recognized as services are performed, generally over the one-year contract term.

Customer deposits represent down-payments made in advance of a verification audit to be performed for a customer. Deposits are initially recorded as current liabilities until services are performed and applied to the customer’s accounts when invoiced.

Revenues under contracts for consulting services are recognized when completed (for short-term projects). On occasion, we may enter into long-term projects, for which we use the percentage of completion method. No such long-term projects occurred during 2016 and 2015.

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

Accounts Receivable and Allowance for Doubtful Accounts

Our receivables are generally due from trade customers. Credit is extended based on our evaluation of the customer’s financial condition and generally, collateral is not required. Accounts receivable are generally due approximately 30 days from the invoice date and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts receivable that are outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss and payment history, the customer’s current ability to pay its obligations to us and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The allowance for doubtful accounts was approximately $17,900 and $18,100, at December 31, 2016 and 2015, respectively.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

No single customer accounted for greater than 10% of our accounts receivable balances at December 31, 2016 and 2015.

Cost of Revenues

Cost of revenues includes the cost of products sold, which consists of livestock ear tags generally used in connection with our verification programs. Salaries and related fringe benefits directly associated with our verification services are allocated to cost of revenues.

Livestock identification ear tags sold in connection with our verification offerings are purchased primarily from one supplier. However, there are numerous other companies which manufacture and market such ear tags.

Fair Value Measurements

ASC Topic 820, Fair Value Measurements and Disclosure, establishes a hierarchy for inputs used in measuring fair value for financial assets and liabilities that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

●	Level 1: Quoted prices available in active markets for identical assets or liabilities;

●	Level 2: Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability;

●	Level 3: Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash or valuation models.

The financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.

The Company’s non-recurring fair value measurements include purchase price allocations for the fair value of assets and liabilities acquired through business combinations. Please refer to Note 3 for further discussion of business combinations.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

The acquisition of a group of assets in a business combination transaction requires fair value estimates for assets acquired and liabilities assumed. The fair value of assets and liabilities acquired through business combinations is calculated using a discounted future cash flows method. The discounted cash flows are developed using the income approach in which a value (based on management’s expectations for the future) is determined by converting anticipated benefits. The fair value measurements are based on significant inputs not observable in the market and thus represent fair value measurements which are designated as Level 3 inputs within the fair value hierarchy. Key assumptions and considerations include:

a)	A discount rate range of 19-22 percent;

b)	Terminal value based on long-term sustainable growth rates of 3 percent;

c)	Financial data of comparable companies for market participant assumptions; and

d)	Consideration of the marketability that market participants would consider when measuring the fair value of non-controlling interest in our acquisition.

Other Financial Instruments

The carrying value of cash and restricted cash, accounts receivable, and accounts payable approximate their fair value due to their short maturities. The carrying values shown for short-term investments, debt and notes payable also approximate fair value because current interest rates and terms offered to us for similar instruments are substantially the same (Level 2 inputs).

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Land is not depreciated. Buildings are depreciated over 20 years. Leasehold improvements are amortized over the shorter of the lease term, which generally includes reasonably assured option periods, or the estimated useful lives of the assets. All other property and equipment have depreciable lives which range from two to seven years. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and the related gain or loss is reflected in earnings.

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

Significant judgments are required to estimate the fair value of intangible assets including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or impairment at future reporting dates. No impairment was identified on the Company’s long-lived assets through December 31, 2016.

Definite Lived Intangible Assets

Our definite lived intangible assets consist of customer relationships, accreditations, a beneficial lease arrangement, tradenames/trademarks and patents related to our acquisitions, recorded at estimated fair value. It also consists of our trademark rights and the related costs incurred to obtain the trademark rights recorded at cost. These definite lived assets are subject to amortization using the straight-line method over the estimated useful lives of the respective assets, which range from two to fifteen years. (Note 5).

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as consumer spending habits and general economic trends, and internal factors such as changes in our business strategy and our internal forecasts. We review intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. If our qualitative analysis indicates that there could be an impairment, we then determine whether an impairment loss occurred which requires a comparison of the carrying amount to the sum of the undiscounted cash flows expected to be generated by the asset, or the expected proceeds, net of costs to sell, upon sale of the asset. If an impairment exists, the amount of impairment is measured as the excess of the carrying amount of the asset over its fair value. During 2015 and 2016, we completed a qualitative analysis, and based upon the work performed, we concluded that no impairment existed.

Goodwill and Other Non-Amortizable Intangible Assets

Goodwill relates to our acquisitions of ICS, Validus and SureHarvest. All other non-amortizable intangible assets relate to the trademarks/tradenames acquired in the Validus acquisition and have an indefinite life. Pursuant to ASC Topic 350, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to no longer be indefinite. Accordingly, we evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events or circumstances continue to support an indefinite useful life. As of December 31, 2016, there have been no changes to the indefinite life determination pertaining to these intangible assets.

In addition, an intangible asset that is not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its estimated fair value, an impairment loss equal to the excess is recorded. However, entities testing an indefinite-lived intangible asset for impairment have the option of performing a qualitative assessment before calculating the fair value of the asset. If entities determine, on the basis of qualitative factors, that the likelihood of the indefinite-lived intangible asset being impaired is below a “more-likely-than-not” threshold (i.e., a likelihood of more than 50 percent), the entity would not need to calculate the fair value of the asset.

During the fourth quarter, we assessed the carrying value of goodwill and other intangible assets of each of ICS, Validus and SureHarvest, our three reporting units. At December 31, 2016, goodwill assigned to ICS, Validus and SureHarvest was approximately $533,000, $746,800, and $1,372,500 respectively.

We performed a qualitative assessment on our ICS and Validus reporting units for our 2016 annual test and concluded that it was more-likely-than-not that the fair value of the reporting unit exceeded its carrying value and, therefore, a two-step impairment test was not necessary. The qualitative assessment compares current performance, expectations and other indicators against what was expected as part of the most recent Step 1 valuation. Consequently, the key estimates and assumptions related to the most recent Step 1 valuation pertaining to this reporting unit had not changed since our previous annual report.

With respect to our SureHarvest reporting unit, fair value for goodwill and other intangibles assets is discussed in detail in Note 3 to the Consolidated Financial Statements.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Research and Development and Software Development Costs

Research and development costs are charged to operations as incurred. We did not incur any research and development expense in 2016 and 2015.

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

In 2013, we acquired certain assets of Validus, which included internally-developed software with an estimated fair value of $129,000. During 2016 and 2015, the amortization of capitalized costs totaled approximately $43,000 each year, included in depreciation expense (Note 4). Capitalized costs are included in property and equipment.

Software development costs for external sale are capitalized once technological feasibility is achieved. Capitalized costs are amortized over the expected benefit period. We generally expense a significant portion of software development costs because technological feasibility occurs very late in the software development process. In connection with our SureHarvest acquisition on December 28, 2016, software developed for external sale with an estimated fair value of approximately $558,000 has been included in property and equipment (Note 3).

Advertising Expenses

Advertising costs are expensed as incurred. Total advertising expense for the years ended December 31, 2016 and 2015, were approximately $79,400 and $31,600, respectively.

Income Taxes

We record income taxes under the asset and liability method. Deferred tax assets and liabilities reflect our estimation of the future tax consequences of temporary differences between the carrying amounts of assets and liabilities for book and tax purposes. We determine deferred income taxes based on the differences in accounting methods and timing between financial statement and income tax reporting. Accordingly, we determine the deferred tax asset or liability for each temporary difference based on the enacted tax rates expected to be in effect when we realize the underlying items of income and expense. We consider all relevant factors when assessing the likelihood of future realization of our deferred tax assets, including our recent earnings experience by jurisdiction, expectations of future taxable income and the carryforward periods available to us for tax reporting purposes, as well as assessing available tax planning strategies. We may establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. Due to inherent complexities arising from the nature of our businesses, future changes in income tax law, tax sharing agreements or variances between our actual and anticipated operating results, we make certain judgments and estimates. Therefore, actual income taxes could materially vary from these estimates.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

We record liabilities to address uncertain tax positions we have taken in previously filed tax returns or that we expect to take in a future tax return. The determination for required liabilities is based upon an analysis of each individual tax position, taking into consideration whether it is more likely than not that our tax position, based on technical merits, will be sustained upon examination. For those positions for which we conclude it is more likely than not it will be sustained, we recognize the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the taxing authority. The difference between the amount recognized and the total tax position is recorded as a liability. The ultimate resolution of these tax positions may be greater or less than the liabilities recorded. Management believes there are no current uncertain tax positions that would result in an asset or liability being recognized in the accompanying financial statements.

We file income tax returns in the US federal jurisdiction and various state jurisdictions. We are no longer subject to US federal tax examination for years beginning before January 1, 2013, and the state tax returns that remain subject to examination include those for the years ended December 31, 2012 through the years ended December 31, 2016.

Stock-Based Compensation

The Company recognizes all equity-based compensation as stock-based compensation expense based on the fair value of the compensation measured at the grant date. For stock options, fair value is calculated using the Black-Scholes-Merton option pricing model. For restricted stock awards, fair value is the closing stock price for the Company’s common stock on the grant date. The expense is recognized over the vesting period of the grant. See Note 9 for additional information.

Deferred Rent and Lease Incentives

For leases that contain fixed escalations of the minimum annual lease payment during the original term of the lease, we recognize rental expense on a straight-line basis over the lease term and record the difference between rent expense and the amount currently payable as deferred rent. Deferred lease incentives include construction allowances received from landlords, which are amortized on a straight-line basis over the lease term.

Recently Adopted Accounting Standards

Going Concern

In August 2014, the Financial Accounting Standards Board (the “FASB”) issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40)”, which requires an entity’s management to evaluate, for each reporting period, including interim periods, of whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued. Additional disclosures are required if management concludes that conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. The new guidance was effective for the Company in the fourth quarter of 2016. The adoption of the new accounting rules did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Measurement Period Adjustments

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805)”, which simplify the accounting for measurement period adjustments by eliminating the requirements to restate prior period financial statements for these adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard, which should be applied prospectively to measurement period adjustments that occur after the effective date, was effective for the Company in the first quarter of 2016. The adoption of the new accounting rules did not have a material impact on the Company’s financial condition, results of operations or cash flows.

Stock-Based Compensation

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Stock Compensation. The objective of this amendment is part of the FASB’s Simplification Initiative as it applies to several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.

The Company elected early adoption of ASU 2016-09 in the in the fourth quarter of 2016 which required us to reflect any adjustments as of January 1, 2016. Upon adoption, excess tax benefits or deficiencies from share-based award activity are reflected in the consolidated statements of operations as a component of the provision for income taxes, whereas they previously were recognized in equity. The adoption resulted in approximately $14,900 income tax benefit recognized as of December 31, 2016. The previously unrecognized excess tax benefit of approximately $13,700 as of January 1, 2016 was recorded as an increase to deferred tax asset. The Company did not change its policy with respect to the treatment of forfeitures; and, the Company continues estimating the number of forfeitures. As such, this has no cumulative effect on retained earnings upon adoption. With the early adoption of 2016-09, the Company has elected to present the cash flow statement on a prospective transition method where no prior periods have been adjusted.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Recently Issued Accounting Standards

Lease Accounting

In February 2016, the FASB issued ASU 2016-02, “Leases”, which will require lessees to recognize a right-of-use asset and a lease liability for all leases that are not short-term in nature. For a lessor, the accounting applied is also largely unchanged from previous guidance. The new rules will be effective for the Company in the first quarter of 2019. The Company is currently in the process of evaluating the impact of adoption of the new rules on the Company’s financial condition, results of operations and cash flows. Although the evaluation is ongoing, the Company expects that the adoption will impact the Company’s financial statements as the standard requires the recognition on the balance sheet of a right of use asset and corresponding lease liability. The Company is currently analyzing its contracts to determine whether they contain a lease under the revised guidance and has not quantified the amount of the asset and liability that will be recognized on the Company’s balance sheet.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes current revenue recognition requirements and industry-specific guidance. The codification was amended through additional ASUs and, as amended, requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company is required to adopt the new standard in 2018 and may adopt either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption using one of two retrospective application methods. The Company is continuing to evaluate the provisions of this new guidance and has not determined the impact this standard may have on its financial condition, results of operations, cash flows and related disclosures or decided upon the method of adoption.

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 3 – Business Acquisitions

Validus Acquisition

On September 16, 2013, we entered into an Asset Purchase and Contribution Agreement (the “Purchase Agreement”), by and among the Company, Validus, and Praedium. In connection with this transaction, Praedium was issued a 40% interest in Validus, with the Company holding a 60% interest. The Company had the first right of refusal on the remaining 40% of the outstanding stock and a call option to acquire the remaining 40% interest.

Effective February 29, 2016, the Company exercised its call option to purchase the remaining 40% interest of Validus in exchange for cash consideration of approximately $162,700, and 93,057 shares of common stock valued at approximately $200,100, pursuant to the Purchase Agreement, dated September 16, 2013. The carrying amount of the contingently redeemable non-controlling interest was adjusted to $0 to reflect the change in the Company’s ownership interest up to 100%. The difference between the fair value of the consideration paid and the carrying value of the non-controlling interest on the date of the transaction, which totaled approximately $542,000, net of taxes of $110,900, was adjusted to equity.

SureHarvest Acquisition

On December 28, 2016, we entered into an Asset Purchase Agreement (the “SureHarvest Purchase Agreement”), by and among the Company, SureHarvest Services LLC (the “Buyer” or “SureHarvest”); and SureHarvest, Inc., a California corporation (“SureHarvest, Inc.”). We acquired substantially all the assets of the Seller. SureHarvest develops software and provides services related to sustainability measurement and benchmarking, traceability, verification and certification to the food and agriculture industries.

Pursuant to the SureHarvest Purchase Agreement, WFCF purchased 60% of the business assets of SureHarvest, Inc. in exchange for total consideration of approximately $2.8 million, comprised of approximately $1,122,000 in cash and 850,852 shares of common stock of WFCF valued at approximately $1,710,000 based on the closing price of our stock on December 28, 2016, of $2.01 per share. The consideration paid by WFCF in connection with this acquisition was determined by arms-length negotiations between WFCF and SureHarvest, Inc. The transaction was financed through cash on hand.

The Purchase Agreement provides for a period of eighteen months to support any indemnification claims for breach of SureHarvest, Inc. representations, warranties and covenants. The Shares were placed in escrow during such indemnification period. The Purchase Agreement also includes non-dilution provisions.

SureHarvest, Inc. made certain additional customary covenants, including not soliciting or initiating discussions, engaging in negotiations or providing any non-public information concerning alternative business combination transactions with respect to the transaction and covenants not to compete.

The Company has the right of first refusal on the remaining 40% membership interest of SureHarvest. At any time following the thirty-six-month anniversary of the effective date of the Purchase Agreement, the Company shall have the option, but not the obligation, to purchase all the units (the 40% interest) of SureHarvest held by the Seller, and the Seller shall have the option, but not the obligation, to require the Company to purchase all the units of SureHarvest held by the Seller. The purchase price for the units shall be equal to the amount the selling holders of the units would be entitled to receive upon a liquidation of the SureHarvest assuming all of the assets of SureHarvest are sold for a purchase price equal to the product of eight and half times trailing twelve-month earnings before income taxes, depreciation and amortization, as defined, subject to an $8 million floor.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Because SureHarvest, Inc. at its option, can require the Company to purchase its 40% interest in SureHarvest, the SureHarvest non-controlling interest meets the definition of a contingently redeemable non-controlling interest. Redeemable non-controlling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period and are shown as a separate caption between liabilities and equity (mezzanine section) in the accompanying balance sheet.

The purchase price allocation is preliminary and subject to change, as an analysis has not been completed as of the date of this report. We are still reviewing all of the underlying assumptions and calculations used in the allocation. However, the table below summarizes the provisional estimated fair values assigned to the assets and liabilities acquired in addition to the excess of the purchase price over the net assets acquired:

Dec. 28, 2016
Accounts receivable	290,692
Property and equipment	572,620
Accounts payable and accrued expenses	(138,562)
Indentifiable intangible assets	2,623,100
Excess attributable to goodwill	1,372,488
Total fair value	4,720,338
Fair value of non-controlling interest	(1,888,135)
Total consideration	$2,832,203

On the acquisition date, the provisional fair value of the non-controlling interest was estimated to be $1,888,135. This amount was based upon the gross consideration that would have been paid assuming 100% of the outstanding stock had been acquired. Excess attributable to goodwill reflects the excess over the identifiable intangible assets acquired based on the preliminary provisional allocation of the purchase price. Goodwill is primarily attributable to the operational and financial benefits expected to be realized from the acquisition, including cost saving synergies from operating efficiencies, future growth in bundling opportunities across divisions and brands, realized savings from a more sophisticated information technology infrastructure, and strategic advances from expansion of our intellectual property.

The provisional amounts of the components of intangible assets have been estimated as follows:

Dec. 28, 2016
Indentifiable intangible assets and goodwill:
Trademarks	$218,000
Patents	970,100
Customer relationships	1,435,000
Goodwill	1,372,488
Total intangible assets and goodwill	$3,995,588

Estimated provisional amortization expense related to such intangible assets was not considered material for the period from December 28, 2016 (the acquisition date) through December 31, 2016. The useful lives for intangible assets are expected to be between 3 and 15 years.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

The following unaudited pro forma information presents the results of operations for the year ended December 31, 2016 and 2015, as if the acquisition of SureHarvest had occurred on January 1, 2016 and 2015. This pro forma information does not reflect any integration activities or cost savings from operating efficiencies, synergies, asset dispositions or other restructurings that could result from the acquisition, nor does it purport to represent what the Company’s actual results would have been if the acquisition had occurred as of the date indicated or what such results would be for any future periods.

	Unaudited
	2016	2015
Total revenue	$13,292,825	$11,771,317
Net income attributable to Where Food Comes From, Inc.	$275,553	$292,830
Basic and diluted earnings per share	$0.01	$0.01

Note 4 - Property and Equipment

The major categories of property and equipment are as follows as of December 31st:

	2016	2015

Automobiles	$76,676	$47,397
Furniture and office equipment	203,797	139,918
Software and tools	952,081	375,257
Website development and other enhancements	183,385	183,385
Building and leasehold improvements	476,274	50,747
Land	2,436	2,436
	1,894,649	799,140
Less accumulated depreciation	665,299	641,190
Property and equipment, net	$1,229,350	$157,950

Depreciation expense for the years ended December 31, 2016 and 2015, was approximately $112,600 and $100,200, respectively.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 5 – Intangible and Other Assets

The following table summarizes our intangible assets as of December 31st:

			Estimated
	2016	2015	Useful life
Intangible assets subject to amortization:
Tradenames and Trademarks	$282,307	$64,307	2.5 - 8.0 years
Accreditations	88,663	88,663	5.0 years
Customer Relationships	2,836,330	1,401,330	8.0 - 15.0 years
Beneficial Lease Arrangement	120,200	120,200	11.0 years
Patents	970,100	—	4.0 years
	4,297,600	1,674,500
Less accumulated amortization	547,917	392,846
	3,749,683	1,281,654
Tradenames/trademarks (not subject to amortization)	465,000	465,000
	4,214,683	1,746,654
Deposit	13,545	13,545
	$4,228,228	$1,760,199

At December 31, 2016 and 2015, the deposit represents funds deposited with a property management company related to the Castle Rock corporate office. The funds will be released at the end of the term of the lease agreement.

Amortization expense for the years ended December 31, 2016 and 2015, was approximately $155,100 and $156,000, respectively.

Future scheduled amortization of intangible assets is as follows:

Fiscal year ending December 31:

2017	$519,759
2018	$514,473
2019	$503,848
2020	$482,035
2021	$235,414
Thereafter	1,494,154
$3,749,683

Note 6 - Notes Payable

Equipment Note

	December 31,
	2016	2015

Equipment Note Payable	$—	$16,211
Less current portion of notes payable and other long-term debt	—	7,846
Notes payable and other long-term debt	$—	$8,365

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

In 2012, we purchased a vehicle and entered into a note payable for $37,407 with interest and principal payments due in equal monthly installments of $715 over five years beginning January 2013. This note bears an interest rate of 5.5% per annum and is collateralized by the vehicle. During the quarter ended September 30, 2016, the Company paid the note in full upon trade-in of the vehicle. The new vehicle was paid for in cash.

Unison Revolving Line of Credit

The Company has a revolving line of credit (LOC) agreement which matures April 1, 2017. The LOC provides for $70,050 in working capital. The interest rate is at the New York prime rate plus 2.25% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. As of December 31, 2016, the effective interest rate was 6.0%. The LOC is collateralized by all the business assets of ICS. As of December 31, 2016, there were no amounts outstanding under this LOC.

Capital Lease

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

Future minimum lease payments for capital leases are as follows:

Years Ending December 31st,	Amount
2017	$4,664
2018	4,664
2019	4,664
2020	4,664
2021	2,723
Thereafter	—
Future minimum lease payments	21,379
Less amount representing interest	(1,577)
Present value of net minimum lease payments	19,802
Less current portion	(4,067)
Capital lease obligations	$15,735

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 7 - Income Taxes

The provision for income taxes consists of the following:

	December 31,
	2016	2015
Current income tax expense:
Federal	$63,586	$—
State	1,967	—
Total current income tax expense	65,553	—
Deferred income tax expense:
Federal	164,894	289,205
State	5,100	8,945
Total deferred income tax expense	169,994	298,150

Total income tax expense	$235,547	$298,150

The reconciliation of income taxes calculated at the statutory rates to our effective tax rate is as follows:

	December 31,
	2016	2015
Expected tax expense	$216,618	$270,102
State tax provision, net	18,812	26,656
Permanent differences	(3,419)	13,278
Business tax credit applied	—	(33,408)
Other, net	3,536	21,522

Income tax expense	$235,547	$298,150

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) as of December 31, 2016 and 2015 are as follows:

	December 31,
	2016	2015
Deferred tax assets (liabilities):
Net operating loss carryforwards	$—	$296,543
Accruals, stock based compensation and other	134,298	11,149
Property and equipment	(107,189)	(3,123)
Intangibles assets	(76,549)	(81,666)
Charitable contributions	—	8,549
Net deferred tax assets (liabilities)	(49,440)	231,452

At December 31, 2015, we had net operating loss carryforwards of $801,500 which begin to expire in 2026. Our net operating loss carryforwards were fully utilized against taxable income for the year ended December 31, 2016.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 8 – Stock Buyback Plan

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market at the quoted market price on the date of repurchase. Activity under the Stock Buyback Plan by are as follows:

	Number of Shares	Cost of Shares	Average Cost per Share

Shares purchased prior to 2015	546,697	$150,849	$0.28
Retirement of shares purchased	(546,697)	$(150,849)	$0.28
Shares purchased during 2015	85,808	$177,916	$2.07
Shares purchased during 2016	157,127	346,976	$2.21
Total	242,935	$524,892	$2.16

The repurchased shares are recorded as part of treasury stock and are accounted for under the cost method.

Our Stock Buyback Plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. In the future, we may consider additional share repurchases under our plan based on seral factors, including our cash position, share price, operational liquidity, and planned investment and financing needs.

Note 9 – Stock-Based Compensation

In addition to cash compensation, the Company may compensate certain service providers, including employees, directors, consultants, and other advisors, with equity based compensation in the form of stock options and restricted stock awards. The Company records an expense related to equity compensation by pro-rating the estimated grant date fair value of each grant over the period of time that the recipient is required to provide services to the Company (the “vesting phase”). The calculation of fair value is based, either directly or indirectly, on the quoted market value of the Company’s common stock. Indirect valuations are calculated using the Black-Scholes-Merton option pricing model. For the periods presented, all stock-based compensation expense was classified as a component within selling, general and administrative expense in the Company’s statements of income.

The amount of stock-based compensation expense is as follows:

	2016	2015
Stock options	$34,620	$68,350
Restricted stock awards	87,251	49,346
Total	$121,871	$117,696

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

As of December 31, 2016, the estimated unrecognized compensation cost from unvested awards which will be recognized ratably over the remaining vesting phase is as follows:

Years ended December 31st:	Unvested stock options	Unvested restricted stock awards	Total Unrecognized Compensation Expense
2017	$58,814	$118,043	$176,857
2018	58,695	81,001	139,696
2019	53,552	25,046	78,598
	$171,061	$224,090	$395,151

The Company estimated the fair value of stock options using the Black-Scholes-Merton option pricing model with the following assumptions:

	2016	2015
Number of options awarded to purchase common shares	94,000 shares	—
Risk free interest rate	1.90%	—
Expected volatility	163.7%	—
Assumed dividend yield	0%	—
Expected life of options from the date of grant	9.8 years	—

Equity Incentive Plans

Our 2006 Equity Incentive Plan (the “2006 Plan”) and 2016 Equity Incentive Plan (the “2016 Plan,” and together with the 2006 Plan, the “Plans”) provide for the issuance of stock-based awards to employees, officers, directors and consultants. The Plans permit the granting of stock awards and stock options. The vesting of stock-based awards is generally subject to the passage of time and continued employment through the vesting period.

Our 2006 Plan provided for the issuance of a maximum of 3,000,000 shares of our common stock. The 2006 Plan terminated in September 2016. As of December 31, 2016, the 2006 Plan had 282,086 awards outstanding.

Our 2016 Plan was ratified by our shareholders in May 2016 and provides for the issuance of a maximum of 5,000,000 shares of our common stock, of which 4,873,000 shares were still available for issuance as of December 31, 2016.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Stock Option Activity

The Company generally grants stock options to persons directors, eligible employees and officers as a part of its equity incentive plan. Restrictions and vesting periods for the stock option grants are set forth in the award agreements. Each stock option grant represents one share of the Company’s common stock to be released from restrictions upon completion of the vesting period. The awards typically vest in equal increments over one to three years. Stock option activity during 2016 and 2015 is summarized as follows:

				Weighted Avg.
		Weighted Avg.	Weighted Avg.	Remaining
	Number of	Exercise Price	Fair Value	Contractual Life	Aggregate
	Awards	per Share	per Share	(in years)	Intrinsic Value
Outstanding, January 1, 2015	359,168	$0.76	$0.71	6.58	$768,869
Granted	—	$—	$—	—
Exercised	(93,165)	$0.54	$0.33	3.49
Expired/Forfeited	—	$—	$—	—
Outstanding, December 31, 2015	266,003	$0.84	$0.85	6.43	$416,278
Granted	94,000	$1.89	$1.87	9.96
Exercised	(86,417)	$0.75	$0.76	5.22
Expired/Forfeited	—	$0.93	$1.97	3.63
Outstanding, December 31, 2016	273,586	$1.22	$1.22	7.05	$217,892
Exercisable, December 31, 2016	172,331	$0.83	$0.85	5.46	$204,438
Unvested, December 31, 2016	101,255	$1.89	$1.87	9.75	$13,454

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of our common stock on December 31, 2016 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2016.

During the year ended December 31, 2015, no stock-based awards were forfeited. During the year ended December 31, 2016, a total of 500 options issued under the 2006 Plan were forfeited, all of which were unvested. The options were forfeited upon the employees’ termination from the Company.

Restricted Stock Activity

The Company grants shares of restricted stock to directors, eligible employees and officers as a part of its equity incentive plan. Restrictions and vesting periods for the awards are set forth in the award agreements. Each share of restricted stock represents one share of the Company’s common stock to be released from restrictions upon completion of the vesting period. The awards typically vest in equal increments over one to three years. Shares of restricted stock are valued at the closing price of the Company’s common stock on the grant date and are recognized as selling, general and administrative expense over the vesting period of the award.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

The following table summarizes activity for restricted stock awards for the fiscal years presented:

		Weighted Avg
	Number of	Grant Date
	Options	Fair Value
Non-vested restricted shares, December 31, 2014	—	$—
Granted	83,000	$2.68
Vested	(9,000)	$3.08
Forfeited	—	$—
Non-vested restricted shares, December 31, 2015	74,000	$2.63
Granted	62,500	$2.22
Vested	—	$—
Forfeited	(500)	$2.10
Non-vested restricted shares, December 31, 2016	136,000	$2.44

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

The following is a reconciliation of the share data used in the basic and diluted income per share computations:

	Year ended December 31,
	2016	2015
Basic:
Weighted average shares outstanding	23,818,762	23,797,236

Diluted:
Weighted average shares outstanding	23,818,762	23,797,236
Weighted average effects of dilutive securities	145,264	177,138
Total	23,964,026	23,974,374

Antidilutive securities:	152,168	95,834

The effect of the inclusion of the antidilutive shares would have resulted in an increase in earnings per share. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 11 - Related Party Transactions

In 2016 and 2015, we recorded total net revenue of approximately $12,000 and $16,000, respectively, from related parties. The related parties consisted of a business owned by the father of Leann Saunders, our President, and businesses owned by members of our Board of Directors.

The Company leases its corporate headquarters from a company in which our CEO and President have a 27% ownership interest (Note 12). Under the related party arrangement, approximately $88,100 in rent expense for our corporate headquarters was recorded for the year ended December 31, 2016.

Note 12 – Commitments and Contingencies

Operating Leases & Lease Incentive Obligation

The Company relocated its headquarters within Castle Rock, Colorado, during the third quarter 2016 and entered into a new lease agreement for approximately 8,000 square feet of office space. This space is being leased from a company in which our CEO and President, each a related party to the Company, have a 27% ownership interest. The lease agreement has an initial term of five years plus two renewal periods, which the Company is more likely than not to renew. The office space lease term commenced August 1, 2016. Rental payments are approximately $19,000 per month, which includes common area charges, and provides for escalating rental payments annually over the term of the lease. The Company recognizes rent expense on a straight-line basis over the non-cancelable lease term and option renewal periods. The resulting deferred rent of approximately $21,000 is included in liabilities on the consolidated balance sheet. The Company recorded leasehold improvements of approximately $406,400, which included approximately $163,000 in lease incentives. Leasehold improvements are included in property and equipment on the consolidated balance sheet. Lease incentives have been included in other long-term liabilities and will reduce rent expense on a straight-line basis over 15 years. Lease incentives are excluded from minimum lease payments in the schedule below.

In September 2013, the Company entered into a lease agreement for our Urbandale, Iowa office space. The lease is for a period of three years, expired on October 31, 2016, and required rental payments of approximately $2,600 per month. There was no renewal feature. Currently, the space is being leased month-to-month under the same terms as the original agreement. In addition to primary rent, the lease requires additional payments for operating costs and other common area maintenance costs.

The Company also owns approximately ¾ acre on which a 2,300 square foot building is located in Medina, North Dakota. The Company leases space in this building under a five-year lease with an expiration date of March 1, 2018. One additional option to renew for a five-year term exists and is deemed to automatically renew unless written notice is provided 60 days before the end of the term. The Company is charged a monthly rental rate of approximately $150 plus all insurance, taxes and other costs based on actual expenses to maintain the building.

In connection with our acquisition of SureHarvest, we added two locations in California, Soquel and Modesto. Our office space in Soquel expires on November 30, 2017 and requires rental payments of approximately $2,700 per month. In addition to primary rent, this lease requires additional payments for operating costs and other common area maintenance costs. The monthly rental payments for our leased space in Modesto is approximately $600 and the lease agreement is month-to-month.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Rent expense for the years ended December 31, 2016 and 2015, was approximately $204,200 and $121,300, respectively. Future minimum lease payments are as follows:

Years ended December 31st:	Total
2017	$245,098
2018	220,749
2019	227,060
2020	233,871
2021	240,888
Thereafter	2,707,132
Total lease commitments	$3,874,797

Legal proceedings

From time to time, we may become involved in various legal actions, administrative proceedings and claims in the ordinary course of business. We generally record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable.

Employee Benefit Plan

The Company has established a 401(K) plan for the benefit of our employees. The plan covers substantially all of our employees who have attained age 21. We may make a discretionary matching contribution in an amount that is determined by our Board of Directors. If a matching contribution is made, the amount cannot exceed the elective deferral contributions. For the years ended December 31, 2016 and 2015, we made aggregate matching contributions of approximately $45,300 and $26,300, respectively.

Redeemable Non-Controlling Interest

Redeemable non-controlling interest on our consolidated balance sheets represents the non-controlling interest related to the Validus and SureHarvest acquisitions (see Note 3). Below reflects the activity of the redeemable non-controlling interest as of and for the years ended December 31, 2016 and 2015.

Balance, January 1, 2015	$974,019
Net loss attributable to non-controlling interest in Validus for the year ended December 31, 2015	(37,649)
Balance, December 31, 2015	936,370
Net loss attributable to non-controlling interest in Validus for the year to date period ended February 29, 2016	(31,605)
Acquisition of non-controlling interest in Validus on March 1, 2016
Cash paid	(162,707)
Fair market value of stock	(200,072)
Adjustment to additional paid-in-capital	(541,986)
Fair value of non-controlling interest in SureHarvest on December 28, 2016	1,888,135

Balance, December 31, 2016	$1,888,135

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 13 – Supplemental Cash Flow Information

	Year to date ended December 31,
	2016	2015
Cash paid during the year:
Interest expense	$1,517	$1,585
Income taxes	$—	$—

Non-cash investing and financing activities:
Common stock issued for remaining interest in Validus Verification Services LLC	$200,072	$—
Common stock issued for 60% interest in SureHarvest Services LLC	$1,710,213	$—
Equipment acquired under capital lease	$22,439	$—
Lease Incentive Obligation	$162,540	$—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management evaluated the effectiveness of our internal control over financial reporting. Based upon that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to directors required by Item 10 will be included in our definitive proxy statement with respect to our 2017 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed within 120 days after the close of the 2016 fiscal year, and is hereby incorporated by reference.

Information relating to compliance with Section 16(a) of the Exchange Act required by Item 10 will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2016 fiscal year, and is hereby incorporated by reference.

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

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2016 fiscal year, and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2016 fiscal year, and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2016 fiscal year, and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2016 fiscal year, and is hereby incorporated by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Document Name
2.1	Asset Purchase Agreement, dated as of December 28, 2016, by and among Where Food Comes From, Inc., SureHarvest Services LLC, SureHarvest, Inc. and Jeff Dlott	Incorporated by reference from Registrant’s Form 8-K filed December 30, 2016

3.1	Articles of Incorporation	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006

3.2	Articles of Amendment	Incorporated by reference from Registrant’s Form 8-K filed December 5, 2012

3.3	By-laws of the Registrant	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006

4.1	Form of the Registrant’s Common Stock Certificate	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed June 22, 2006

10.1	2005 Stock Option Plan*	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed June 22, 2006

10.2	2006 Equity Incentive Plan*	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006

10.3	2016 Equity Incentive Plan*	Incorporated by reference from Registrant’s Form 8-K filed May 10, 2016

10.4	Lease dated June 27, 2005 for offices in Platte City, Missouri	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006

10.5	Employment Agreement dated January 1, 2006 between the Registrant and John K. Saunders *	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006

10.6	Employment Agreement dated January 1, 2006 between the Registrant and Leann Saunders *	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006

10.7	Purchase and Exchange Agreement, dated as of February 29, 2012, by and among Integrated Management Information, Inc. and International Certification Services, Inc.	Incorporated by reference from Registrant’s Form 8-K filed March 2, 2012

10.8	Shareholders’ Agreement, dated as of February 29, 2012, by and among Integrated Management Information, Inc. and International Certification Services, Inc. and the selling shareholders.	Incorporated by reference from Registrant’s Form 8-K filed March 2, 2012

10.9	Asset Purchase and Contribution Agreement, dated as of September 16, 2013 by and among Praedium Ventures, LLC; the Members of Praedium Ventures LLC; Where Food Comes From, Inc. and Validus Verification Services, LLC	Incorporated by reference from Registrant’s Form 8-K filed September 19, 2013

10.10	Amended and Restated Operating Agreement of Validus Verification Services LLC, dated as of September 16, 2013	Incorporated by reference from Registrant’s Form 8-K filed September 19, 2013

10.11	Employment Agreement, effective September 16, 2013, by and between Validus Verification Services LLC and Earl Dotson	Incorporated by reference from Registrant’s Form 8-K filed September 19, 2013

10.12	Business Loan Agreement and Promissory Note by and between Castle Rock Bank, as Lender, and Where Food Comes From, Inc., as Borrower, dated September 2, 2014	Incorporated by reference from Registrant’s Form 8-K filed September 5, 2014

10.13	Lease with commencement date of August 1, 2016 for office space in Castle Rock, Colorado	Filed herewith

10.14	Employment Agreement, effective December 28, 2016, by and between SureHarvest Services, LLC and Jeff Dlott *	Incorporated by reference from Registrant’s Form 8-K filed December 30, 2016

16.1	Letter of GHP Horwath, P.C. dated December 22, 2016	Incorporated by reference from Registrant’s Form 8-K filed December 22, 2016

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of EKS&H LLLP	Filed herewith

23.2	Consent of GHP Horwath, P.C.	Filed herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

101.INS	XBRL Instance Document	Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

* Indicates a management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2017	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Name: John K. Saunders Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John K. Saunders	Chairman and CEO	February 28, 2017
John K. Saunders	(Principal Executive Officer)

/s/ Leann Saunders	President and Director	February 28, 2017
Leann Saunders

/s/ Dannette Henning	Chief Financial Officer	February 28, 2017
Dannette Henning	(Principal Financial Officer)

/s/ Tom Heinen	Director	February 28, 2017
Tom Heinen

/s/ Pete Lapaseotes	Director	February 28, 2017
Pete Lapaseotes

/s/ Adam Larson	Director	February 28, 2017
Adam Larson

/s/ Graeme P. Rein	Director	February 28, 2017
Graeme P. Rein

/s/ Michael D. Smith	Director	February 28, 2017
Michael D. Smith

/s/ Dr. Gary Smith	Director	February 28, 2017
Dr. Gary Smith

/s/ Robert VanSchoick	Director	February 28, 2017
Robert VanSchoick