Form 10-Q
period 2017-03-31
Where Food Comes From, Inc.
filed 2017-05-09
CIK 1360565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2017

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 5, 2017, was 24,647,437.

Where Food Comes From, Inc.
Table of Contents
March 31, 2017

Where Food Comes From, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2017	2016
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$3,247,421	$2,489,985
Accounts receivable, net of allowance	1,283,549	1,344,646
Short-term investments	733,447	733,104
Prepaid expenses and other current assets	304,898	203,744
Total current assets	5,569,315	4,771,479
Property and equipment, net	1,169,518	1,229,350
Intangible and other assets, net	4,098,100	4,228,228
Goodwill	2,652,250	2,652,250
Total assets	$13,489,183	$12,881,307

Liabilities and Equity
Current liabilities:
Accounts payable	$375,038	$333,784
Accrued expenses and other current liabilities	422,560	480,047
Customer deposits and deferred revenue	1,152,205	524,396
Current portion of capital lease obligations	4,101	4,067
Total current liabilities	1,953,904	1,342,294
Capital lease obligations, net of current portion	14,697	15,735
Lease incentive obligation	155,316	158,025
Deferred tax liabilities, net	31,440	49,440
Total liabilities	2,155,357	1,565,494

Commitments and contingencies

Contingently redeemable non-controlling interest	1,762,730	1,888,135

Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized;
24,899,121 issued and 24,645,436 outstanding at 3/31/2017 24,890,121 issued and 24,647,186 outstanding at 12/31/2016	24,899	24,890
Additional paid-in-capital	10,103,145	10,052,597
Treasury stock	(547,410)	(524,892)
253,685 shares at 3/31/2017
242,935 shares at 12/31/2016
Accumulated deficit	(9,538)	(124,917)
Total equity	9,571,096	9,427,678
Total liabilities and stockholders’ equity	$13,489,183	$12,881,307

The accompanying notes are an integral part of these financial statements.

3

Where Food Comes From, Inc.

 Consolidated Statements of Income

(Unaudited)

	Three months ended March 31,
	2017		2016
Revenues:
Verification and certification service revenue		$2,518,445		$2,147,402
Product sales		243,266		271,075
Software license, maintenance and support services revenue		159,264		—
Consulting service revenue		116,783		—
Other revenue		36,190		27,275
Total revenues		3,073,948		2,445,752
Costs of revenues:
Labor and other costs of services		1,329,983		1,109,138
Costs of products		153,866		129,499
Cost of software license, maintenance and support services		127,462		—
Total costs of revenues		1,611,311		1,238,637
Gross profit		1,462,637		1,207,115
Selling, general and administrative expenses		1,470,829		1,103,162
Income (loss) from operations		(8,192)		103,953
Other expense (income):
Interest expense		162		295
Other income, net		(1,328)		(1,932)
Income (loss) before income taxes		(7,026)		105,590
Income tax expense		3,000		49,950
Net income (loss)		(10,026)		55,640
Net loss attributable to non-controlling interest		125,405		31,605
Net income attributable to Where Food Comes From, Inc.		$115,379		$87,245

Per share - net income attributable to Where Food Comes From, Inc.:
Basic	$	*	$	*
Diluted	$	*	$	*

Weighted average number of common shares outstanding:
Basic		24,648,036		23,753,000
Diluted		24,781,511		23,904,880
* less than $0.01 per share

The accompanying notes are an integral part of these financial statements.

4

Where Food Comes From, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2017	2016

Operating activities:
Net income (loss)	$(10,026)	$55,640
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	209,921	64,625
Stock-based compensation expense	45,057	29,612
Deferred tax expense	(18,000)	49,950
Bad debt expense	1,024	381
Changes in operating assets and liabilities:
Accounts receivable	60,073	80,061
Short-term investments	(343)	—
Prepaid expenses and other assets	(101,154)	(23,217)
Accounts payable	41,254	(58,798)
Accrued expenses and other current liabilities	(60,196)	86,172
Customer deposits and deferred revenue	627,809	449,987
Net cash provided by operating activities	795,419	734,413

Investing activities:
Acquisition of Validus, remaining 40% interest	—	(162,707)
Purchases of property and equipment	(19,961)	(1,999)
Net cash used in investing activities	(19,961)	(164,706)

Financing activities:
Repayments of notes payable	—	(1,931)
Repayments of capital lease obligations	(1,004)	(1,136)
Proceeds from stock option exercise	5,500	14,122
Stock repurchase under Buyback Plan	(22,518)	(13,695)
Net cash used in financing activities	(18,022)	(2,640)
Net change in cash	757,436	567,067
Cash at beginning of year	2,489,985	3,781,397
Cash at end of year	$3,247,421	$4,348,464

The accompanying notes are an integral part of these financial statements.

5

Where Food Comes From, Inc.

Consolidated Statement of Equity

Three months ended March 31, 2017

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Accumulated
	Shares	Amount	Capital	Stock	Deficit	Total

Balance at December 31, 2016	24,647,186	24,890	10,052,597	(524,892)	(124,917)	9,427,678

Stock based compensation expense	—		45,057	—	—	45,057
Issuance of common shares upon
exercise of options	5,000	5	5,495	—	—	5,500
Repurchase of common shares
under Buyback Program	(10,750)	—	—	(22,518)	—	(22,518)
Vesting of restricted stock awards	4,000	4	(4)	—	—	—
Net income attributable to
Where Food Comes From, Inc.	—	—	—	—	115,379	115,379
Balance at March 31, 2017	24,645,436	$24,899	$10,103,145	$(547,410)	$(9,538)	$9,571,096

The accompanying notes are an integral part of these financial statements.

6

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 – The Company and Basis of Presentation

Business Overview

Where Food Comes From, Inc. is a Colorado corporation based in Castle Rock, Colorado (“WFCF”, the “Company,” “our,” “we,” or “us”). We provide verification and certification solutions for the agriculture, livestock and food industry. Most of our customers are located throughout the United States.

On September 16, 2013, we acquired a 60% interest in Validus Verification Services LLC (“Validus”) which consisted of the auditing business of Praedium Ventures, LLC (“Praedium”), previously known as Validus Ventures LLC. On February 29, 2016, the Company exercised its call option to acquire the remaining 40% interest in Validus (Note 2).

On December 28, 2016, we acquired a 60% interest in SureHarvest Services LLC (“SureHarvest”) which consisted of all the business assets of SureHarvest Inc. (Note 2).

Basis of Presentation

Our unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the results of operations, financial position and cash flows of Where Food Comes From, Inc. and its wholly-owned subsidiaries, International Certification Services, Inc. (“ICS”), Validus, Sterling Solutions, LLC (“Sterling”) and SureHarvest (collectively referred to as “we,” “us,” and “our” throughout this Form 10-Q). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues, costs and expenses during the reporting period. All significant intercompany transactions and amounts have been eliminated. The results of businesses acquired are included in the consolidated financial statements from the date of the acquisition. Actual results could differ from the estimates.

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2016, included in our Form 10-K filed on February 28, 2017. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the period ended March 31, 2017 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Recently Issued Accounting Pronouncements

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

Clarifying the Definition of a Business

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business,” which provides guidance on evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU amends ASC 805 to provide a more robust framework to use in determining when a set of assets and activities is a business. In addition, the amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The new guidance will be effective for the Company in the first quarter of 2018. The Company is currently evaluating the provisions of this new guidance and has not determined the impact this standard may have on its financial condition, results of operations, cash flows and related disclosures.

Simplifying the Test for Goodwill Impairment

In April 2017, the FASB has issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which removes step 2 from the goodwill impairment test. As a result, under the ASU, “an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.” The Company is required to adopt the new standard in 2020. The Company is currently evaluating the provisions of this new guidance and has not determined the impact this standard may have on its financial condition, results of operations, cash flows and related disclosures.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

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

Effective February 29, 2016, the Company exercised its call option to purchase the remaining 40% interest of Validus in exchange for cash consideration of approximately $162,700, and 93,057 shares of common stock valued at approximately $200,100, pursuant to the Purchase Agreement. The carrying amount of the contingently redeemable non-controlling interest was adjusted to $0 to reflect the change in the Company’s ownership interest up to 100%. The difference between the fair value of the consideration paid and the carrying value of the non-controlling interest on the date of the transaction, which totaled approximately $542,000, net of taxes of $110,900, was adjusted to equity.

SureHarvest Acquisition

On December 28, 2016, we entered into an Asset Purchase Agreement (the “SureHarvest Purchase Agreement”), by and among the Company, SureHarvest Services LLC (the “Buyer” or “SureHarvest”); and SureHarvest, Inc., a California corporation (the “Seller” or “SureHarvest, Inc.”). We acquired substantially all the assets of the Seller. SureHarvest develops software and provides services related to sustainability measurement and benchmarking, traceability, verification and certification to the food and agriculture industries.

Pursuant to the SureHarvest Purchase Agreement, WFCF purchased the business assets of the Seller for total consideration of approximately $2.8 million, comprised of approximately $1,122,000 in cash and 850,852 shares of common stock of WFCF valued at approximately $1,710,000 based on the closing price of our stock on December 28, 2016, of $2.01 per share. Additionally, we issued the Seller a 40% membership interest in SureHarvest, with the Company holding a 60% interest. The consideration paid by WFCF in connection with this acquisition was determined by arms-length negotiations between WFCF and SureHarvest, Inc. The transaction was financed through cash on hand.

The SureHarvest Purchase Agreement provides for a period of eighteen months to support any indemnification claims for breach of Seller representations, warranties and covenants. It also includes non-dilution provisions.

SureHarvest, Inc. made certain additional customary covenants, including not soliciting or initiating discussions, engaging in negotiations or providing any non-public information concerning alternative business combination transactions with respect to the transaction and covenants not to compete.

The Company has the right of first refusal on the remaining 40% membership interest of SureHarvest. At any time following the thirty-six-month anniversary of the effective date of the SureHarvest Purchase Agreement, the Company shall have the option, but not the obligation, to purchase all the units (the 40% interest) of SureHarvest held by the Seller, and the Seller shall have the option, but not the obligation, to require the Company to purchase all the units of SureHarvest held by the Seller. The purchase price for the units shall be equal to the amount the selling holders of the units would be entitled to receive upon a liquidation of the SureHarvest assuming all of the assets of SureHarvest are sold for a purchase price equal to the product of eight and half times trailing twelve-month earnings before income taxes, depreciation and amortization, as defined, subject to an $8 million ceiling.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Because SureHarvest, Inc. at its option, can require the Company to purchase its 40% interest in SureHarvest, the SureHarvest non-controlling interest meets the definition of a contingently redeemable non-controlling interest. Redeemable non-controlling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period and are shown as a separate caption between liabilities and equity (mezzanine section) in the accompanying consolidated balance sheet.

The table below summarizes the final allocated fair values assigned to the assets and liabilities acquired in addition to the excess of the purchase price over the net assets acquired:

Dec. 28, 2016
Accounts receivable	290,692
Property and equipment	572,620
Accounts payable and accrued expenses	(138,562)
Indentifiable intangible assets	2,623,100
Excess attributable to goodwill	1,372,488
Total fair value	4,720,338
Fair value of non-controlling interest	(1,888,135)
Total consideration	$2,832,203

On the acquisition date, the fair value of the non-controlling interest was estimated to be $1,888,135. This amount was based upon the gross consideration that would have been paid assuming 100% of the outstanding stock had been acquired. Excess attributable to goodwill reflects the excess over the identifiable intangible assets acquired based on the preliminary provisional allocation of the purchase price. Goodwill is primarily attributable to the operational and financial benefits expected to be realized from the acquisition, including cost saving synergies from operating efficiencies, future growth in bundling opportunities across divisions and brands, realized savings from a more sophisticated information technology infrastructure, and strategic advances from expansion of our intellectual property. The final amounts of the components of intangible assets have been recorded as follows:

Dec. 28, 2016
Indentifiable intangible assets and goodwill:
Trademarks	$218,000
Patents	970,100
Customer relationships	1,435,000
Goodwill	1,372,488
Total intangible assets and goodwill	$3,995,588

The useful lives for intangible assets are expected to be between 3 and 15 years.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The following unaudited pro forma information presents the results of operations for the three months ended March 31, 2016, as if the acquisition of SureHarvest had occurred on January 1, 2016. This pro forma information does not reflect any integration activities or cost savings from operating efficiencies, synergies, asset dispositions or other restructurings that could result from the acquisition, nor does it purport to represent what the Company’s actual results would have been if the acquisition had occurred as of the date indicated or what such results would be for any future periods.

Three months ended
March 31, 2016
Total revenue	$2,820,794
Net income attributable to Where Food Comes From, Inc.	$69,515
Basic and diluted earnings per share	$—

Note 3 – Basic and Diluted Net Income per Share

Basic net income per share was computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and restricted stock awards are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following is a reconciliation of the share data used in the basic and diluted income per share computations:

	Three months ended March 31,
	2017	2016
Basic:
Weighted average shares outstanding	24,648,036	23,753,000

Diluted:
Weighted average shares outstanding	24,648,036	23,753,000
Weighted average effects of dilutive securities	133,475	151,880
Total	24,781,511	23,904,880

Antidilutive securities:	94,000	98,751

The effect of the inclusion of the antidilutive shares would have resulted in an increase in earnings per share. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Note 4 – Intangible and Other Assets

The following table summarizes our intangible and other assets:

	March 31,	December 31,	Estimated
	2017	2016	Useful life
Intangible assets subject to amortization:
Tradenames and Trademarks	$282,307	$282,307	2.5 - 8.0 years
Accreditations	88,663	88,663	5.0 years
Customer Relationships	2,836,330	2,836,330	8.0 - 15.0 years
Beneficial Lease Arrangement	120,200	120,200	11.0 years
Patents	970,100	970,100	4.0 years
	4,297,600	4,297,600
Less accumulated amortization	678,045	547,917
	3,619,555	3,749,683
Tradenames/trademarks (not subject to amortization)	465,000	465,000
	4,084,555	4,214,683
Deposit	13,545	13,545
	$4,098,100	$4,228,228

Note 5 – Stock-Based Compensation

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

The amount of stock-based compensation expense is as follows:

	Three months ended March 31,
	2017	2016
Stock options	$14,691	$11,805
Restricted stock awards	30,366	17,807
Total	$45,057	$29,612

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

As of March 31, 2017, the estimated unrecognized compensation cost from unvested awards which will be recognized ratably over the remaining vesting phase is as follows:

Years ended December 31st:	Unvested stock options	Unvested restricted stock awards	Total Unrecognized Compensation Expense
2017 (nine months remaining)	$44,123	$87,677	$131,800
2018	58,695	81,001	139,696
2019	53,552	25,046	78,598
	$156,370	$193,724	$350,094

Equity Incentive Plans

Our 2016 Equity Incentive Plan (the “Equity Incentive Plan”) provides for the issuance of stock-based awards to employees, officers, directors and consultants. The Plan permits the granting of stock awards and stock options. The vesting of stock-based awards is generally subject to the passage of time and continued employment through the vesting period.

Stock Option Activity

Stock option activity under our Equity Incentive Plan is summarized as follows:

				Weighted Avg.
		Weighted Avg.	Weighted Avg.	Remaining
	Number of	Exercise Price	Fair Value	Contractual Life	Aggregate
	Awards	per Share	per Share	(in years)	Intrinsic Value

Outstanding, December 31, 2016	273,586	$1.22	$1.22	7.05	$217,892
Granted	—	$—	$—	—
Exercised	(5,000)	$1.10	$1.20	5.41
Expired/Forfeited	.	$—	$—	—
Outstanding, March 31, 2017	268,586	$0.84	$0.85	6.43	$416,278
Exercisable, December 31, 2016	174,836	$0.83	$0.85	5.46	$204,438
Unvested, March 31, 2017	94,000	$1.89	$1.87	9.71	$17,860

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on March 31, 2017 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on March 31, 2017.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Restricted Stock Activity

Restricted stock activity under our Equity Incentive Plan is summarized as follows:

		Weighted Avg
	Number of	Grant Date
	Options	Fair Value
Non-vested restricted shares, December 31, 2016	136,000	$2.44
Granted	—	$—
Vested	(4,000)	$2.10
Forfeited	—	$—
Non-vested restricted shares, March 31, 2017	132,000	$2.45

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

The Company’s subsidiary, SureHarvest, is a California limited liability company (LLC). As an LLC, management believes SureHarvest is not subject to income taxes, and such taxes are the responsibility of the respective members.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three months ended March 31, 2017 and 2016, we recorded income tax expense of $3,000 and $49,950, respectively.

Note 7 – Commitments and Contingencies

Unison Revolving Line of Credit

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2020. The LOC provides for $70,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. As of March 31, 2017, the effective interest rate was 5.5%. The LOC is collateralized by all the business assets of ICS. As of March 31, 2017, there were no amounts outstanding under this LOC.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Operating Leases & Lease Incentive Obligation

The Company relocated its headquarters within Castle Rock, Colorado, during the third quarter 2016 and entered into a new lease agreement for approximately 8,000 square feet of office space. This space is being leased from a company in which our CEO and President, each a related party to the Company, have a 27% ownership interest. The lease agreement has an initial term of five years plus two renewal periods, which the Company is more likely than not to renew. The office space lease term commenced August 1, 2016. Rental payments are approximately $19,000 per month, which includes common area charges, and provides for escalating rental payments annually over the term of the lease. The Company recognizes rent expense on a straight-line basis over the non-cancelable lease term and option renewal periods. The resulting deferred rent is included in accrued expenses and other current liabilities on the consolidated balance sheet. The Company recorded leasehold improvements of approximately $406,400, which included approximately $163,000 in lease incentives. Leasehold improvements are included in property and equipment on the consolidated balance sheet. Lease incentives have been included in lease incentive obligation as a long-term liability on the consolidated balance sheet and will reduce rent expense on a straight-line basis over 15 years. Lease incentives are excluded from minimum lease payments in the schedule below.

As of March 31, 2017, future minimum lease payments for all operating leases are as follows:

Years ended December 31st:	Total
2017 (remaining nine months)	$183,819
2018	220,749
2019	227,060
2020	233,871
2021	240,888
Thereafter	2,707,132
Total lease commitments	$3,813,519

Legal proceedings

From time to time, we may become involved in various legal actions, administrative proceedings and claims in the ordinary course of business. We generally record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable. We are not aware of any legal actions currently pending against us.

Note 8 – Contingently Redeemable Non-Controlling Interest

Contingently redeemable non-controlling interest on our consolidated balance sheet represents the non-controlling interest related to the SureHarvest acquisition, in which the non-controlling interest holder, at its election, can require the Company to purchase its 40% investment in SureHarvest. Below is a table reflecting the activity of the contingently redeemable non-controlling interest at March 31, 2017.

Balance, December 31, 2016	$1,888,135
Net loss attributable to non-controlling interest in SureHarvest for the three months ended March 31, 2017	(125,405)
Balance, March 31, 2017	$1,762,730

The contingently redeemable non-controlling interest was adjusted to the greater of the carrying value or redemption value as of each period end.

15

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Note 9 – Supplemental Cash Flow Information

	Three Months ended March 31,
	2017	2016
Cash paid for:
Interest expense	$162	$295
Income taxes	$—	$—

Non-cash investing and financing activities:
Common stock issued for remaining interest in Validus Verification Services LLC	$—	$200,072

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Form 10−K for the fiscal year ended December 31, 2016. The following discussion and analysis includes historical and certain forward−looking information that should be read together with the accompanying consolidated financial statements, related footnotes and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward−looking statements.

Business Overview

Where Food Comes From, Inc. and its subsidiaries (“WFCF”, “the Company”, “our”, “we”, or “us”) is a leading trusted resource for third-party verification of food production practices in North America. The Company supports more than 12,000 farmers, ranchers, vineyards, wineries, processors, retailers, distributors, trade associations and restaurants with a wide variety of value-added services provided through its family of verifiers, including IMI Global, International Certification Services (“ICS”), Validus Verification Services, Sterling Solutions, and our newest acquisition, SureHarvest Services (“SureHarvest”). In order to have credibility, product claims such as gluten-free, non-GMO, non-hormone treated, humane handling, and others require verification by an independent third-party such as WFCF. The Company’s principal business is conducting both on-site and desk audits to verify that claims being made about livestock, crops and other food products are accurate. In addition, the Company’s Where Food Comes From Source Verified® retail and restaurant labeling program utilizes the verification of product attributes to connect consumers directly to the source of the food they purchase through product labeling and web-based information sharing and education. With the use of Quick Response Code (“QR”) technology, consumers can instantly access information about the producers behind their food.

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

We believe this may be a short-sighted reaction and we encourage our customers to stay in those verification programs. We continue to see higher premiums paid for verified beef. We also know that early slaughter creates a short-term oversupply and increases the chances of another shortage developing in 2017 as herd sizes decline. Retail meats markets have remained virtually unchanged. At this time, we have no way to reasonably estimate the future impact this could have on our business. Management continues to monitor the situation. We believe we have diversified our product offerings across multiple species such that it did not have a significant negative impact on our 2016 operations and we do not believe it will have a significant impact upon our 2017 operations.

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

Liquidity and Capital Resources

At March 31, 2017, we had cash, cash equivalents and short-term investments of $3,980,868 compared to $3,223,089 at December 31, 2016. Our working capital at March 31, 2017 was $3,615,411 compared to $3,429,185 at December 31, 2016.

Net cash provided by operating activities for the three months ended March 31, 2017 was approximately $795,400 compared to net cash provided of approximately $734,400 during the same period in 2016. Net cash provided by operating activities is driven by our net income (loss) and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock based compensation expense, and deferred taxes.

Net cash used in investing activities for the three months ended March 31, 2017, was approximately $20,000 compared to approximately $164,700 used in the 2016 period. Net cash used in the 2017 period was attributable to the purchase of property and equipment of approximately $20,000. Net cash used in the 2016 period was primarily attributable to the acquisition of the non-controlling interest of Validus, as well as nominal purchases of property and equipment of approximately $2,000.

Net cash used in financing activities for the three months ended March 31, 2017, was approximately $18,000 compared to approximately $2,600 used in the 2016 period. Net cash used in the 2017 period was due repayments under lease obligations of approximately $1,000 and repurchase of common shares under the Buyback Plan of approximately $22,500, offset by cash received from stock option exercises of approximately $5,500. Net cash used in the 2016 period was due to repayments of debt and lease obligations of approximately $3,100 and repurchase of common shares under the Buyback Plan of approximately $13,700 offset by proceeds from stock option exercises of approximately $14,100.

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

Debt Facility

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2020. The LOC provides for $70,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. As of March 31, 2017, the effective interest rate was 5.5%. The LOC is collateralized by all the business assets of ICS. As of March 31, 2017, there were no amounts outstanding under this LOC.

Off-Balance Sheet Arrangements

As of March 31, 2017, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 Compared to the Same Period in Fiscal Year 2016

Revenues

Total revenues for the three months ended March 31, 2017, increased 25.7% compared to the same period in 2016.

Verification and certification service revenues consist of fees charged for verification audits and other verification and certification related services that the Company performs for customers. Verification and certification service revenues for the three months ended March 31, 2017, of approximately $2,518,400 increased approximately $371,000 or 17.3% compared to the same period in 2016. Overall, the increase is due to both an increase in new verification customers, as well as an increase in product offerings.

Product sales represent sales of cattle identification ear tags. Product sales of approximately $243,300 for the three months ended March 31, 2017 decreased approximately $27,800 or 10.3% compared to the same period in 2016. As further discussed under “Current Concerns in Our Industry,” product sales have mostly decreased in response to a slowing NHTC beef export market due to the strength of the US dollar.

Software license, maintenance and support services revenue of $159,300 represents a new revenue stream specific to our acquisition of SureHarvest, as further described in Note 2 to the consolidated financial statements above.

Consulting service revenue of $116,800 primarily represents fees earned from professional appearances, customer education and training related services. It is a new revenue stream specific to our acquisition of SureHarvest, as further described in Note 2 to the consolidated financial statements above.

Other revenue primarily represents the fees earned from our WFCF labeling program. Other revenue of approximately $36,200 for the three months ended March 31, 2017 increased approximately $8,900 or 32.9% compared to the same period in 2016. The increase is partly due to the addition of new customers and new product lines for our existing customers.

Cost of Revenues and Gross Margin

Total costs of revenues for the three months ended March 31, 2017 was approximately $1,611,300 compared to approximately $1,238,600 during the same period in 2016. Gross margin for the three months ended March 31, 2017 decreased slightly to 47.6% of revenues compared to 49.4% of revenues for the three months ended March 31, 2016. The decrease is partially due to a change in the overall product mix due to our SureHarvest acquisition in which margins tend to be lower.

Our margins are impacted by various costs such as cost of products, salaries and benefits, insurance, and taxes. Because certain elements of our cost of revenues are fixed in nature, incremental sales positively impact our margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months ended March 31, 2017 were approximately $1,470,800, an increase of approximately $367,700, or 33.3% over the three months ended March 31, 2016. The dollar increase is predominately due to higher head count and increased administrative costs incurred because of our SureHarvest acquisition. Selling, general and administrative expenses as a percentage of revenue slightly increased to 47.8% in 2017 compared to 45.1% in 2016. The percentage increase for the three months ended March 31, 2017 is due to higher costs related to being a publicly held company. Historically, our first quarter costs are always higher with a smaller revenue base to spread them over for comparability purposes.

Income Tax Expense

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three months ended March 31, 2017 and 2016, we recorded income tax expense of approximately $3,000 and $50,000, respectively.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the three months ended March 31, 2017 was approximately $115,400, or less than $0.01 per basic and diluted common share, compared to approximately $87,200, or less than $0.01 per basic and diluted common share for the three months ended March 31, 2016.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2016 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2017, there have been no material changes to the risks disclosed in our most recent Annual Report on Form 10−K. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Date: May 9, 2017	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

By:	/s/ Dannette Henning
Chief Financial Officer

