Form 10-Q
period 2017-06-30
Where Food Comes From, Inc.
filed 2017-08-03
CIK 1360565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2017

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

Large accelerated filer:	☐	Accelerated filer:	☐
Non-accelerated filer:	☐	Smaller reporting company:	☒
Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                     No ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 1, 2017, was 24,958,434.

Where Food Comes From, Inc.
Table of Contents
June 30, 2017

Part 1 - Financial Information

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 4.	Controls and Procedures	22

Part II - Other Information

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 6.	Exhibits	23

Where Food Comes From, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,088,397	$2,489,985
Accounts receivable, net of allowance	1,472,967	1,344,646
Short-term investments	740,388	733,104
Prepaid expenses and other current assets	393,112	203,744
Total current assets	5,694,864	4,771,479
Property and equipment, net	1,091,386	1,229,350
Intangible and other assets, net	4,214,061	4,228,228
Goodwill	2,652,250	2,652,250
Deferred tax assets, net	32,560	—
Total assets	$13,685,121	$12,881,307

Liabilities and Equity
Current liabilities:
Accounts payable	$428,598	$333,784
Accrued expenses and other current liabilities	580,852	480,047
Customer deposits and deferred revenue	1,066,372	524,396
Current portion of capital lease obligations	4,135	4,067
Total current liabilities	2,079,957	1,342,294
Capital lease obligations, net of current portion	13,650	15,735
Lease incentive obligation	152,607	158,025
Deferred tax liabilities, net	—	49,440
Total liabilities	2,246,214	1,565,494

Commitments and contingencies (Note 7)

Contingently redeemable non-controlling interest	1,639,343	1,888,135

Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 24,958,434 issued and 24,702,749 outstanding at 6/30/2017 24,890,121 issued and 24,647,186 outstanding at 12/31/2016	24,958	24,890
Additional paid-in-capital	10,273,388	10,052,597
Treasury stock	(551,615)	(524,892)
255,685 shares at 6/30/2017
242,935 shares at 12/31/2016
Retained earnings (accumulated deficit)	52,833	(124,917)
Total equity	9,799,564	9,427,678
Total liabilities and stockholders’ equity	$13,685,121	$12,881,307

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.

 Consolidated Statements of Income

(Unaudited)

	Three months ended June 30,
	2017		2016
Revenues:
Verification and certification service revenue		$2,925,298	$2,595,085
Product sales		295,640	204,517
Software license, maintenance and support services revenue		130,234	—
Consulting service revenue		150,910	—
Total revenues		3,502,082	2,799,602
Costs of revenues:
Labor and other costs of services		1,639,986	1,341,959
Costs of products		179,133	140,064
Cost of software license, maintenance and support services		92,775	—
Total costs of revenues		1,911,894	1,482,023
Gross profit		1,590,188	1,317,579
Selling, general and administrative expenses		1,711,020	1,069,216
(Loss) income from operations		(120,832)	248,363
Other expense (income):
Interest expense		154	402
Other income, net		(7,970)	(1,683)
(Loss) income before income taxes		(113,016)	249,644
Income tax (benefit) expense		(52,000)	80,000
Net (loss) income		(61,016)	169,644
Net loss attributable to non-controlling interest		123,387	—
Net income attributable to Where Food Comes From, Inc.		$62,371	$169,644

Per share - net income attributable to Where Food Comes From, Inc.:
Basic	$	*	$0.01
Diluted	$	*	$0.01

Weighted average number of common shares outstanding:
Basic		24,664,882	23,854,451
Diluted		24,822,563	24,006,266
* less than $0.01 per share

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.

 Consolidated Statements of Income

(Unaudited)

	Year to date ended June 30,
	2017	2016
Revenues:
Verification and certification service revenue	$5,479,933	$4,769,802
Product sales	538,906	475,592
Software license, maintenance and support services revenue	289,498	—
Consulting service revenue	267,693	—
Total revenues	6,576,030	5,245,394
Costs of revenues:
Labor and other costs of services	2,969,969	2,451,096
Costs of products	332,999	269,563
Cost of software license, maintenance and support services	220,237	—
Total costs of revenues	3,523,205	2,720,659
Gross profit	3,052,825	2,524,735
Selling, general and administrative expenses	3,181,849	2,172,378
(Loss) income from operations	(129,024)	352,357
Other expense (income):
Interest expense	316	697
Other income, net	(9,298)	(3,614)
(Loss) income before income taxes	(120,042)	355,274
Income tax (benefit) expense	(49,000)	129,950
Net (loss) income	(71,042)	225,324
Net loss attributable to non-controlling interest	248,792	31,605
Net income attributable to Where Food Comes From, Inc.	$177,750	$256,929

Per share - net income attributable to Where Food Comes From, Inc.:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Weighted average number of common shares outstanding:
Basic	24,656,398	23,803,657
Diluted	24,802,564	23,952,935
* less than $0.01 per share

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Year to date ended June 30,
	2017	2016

Operating activities:
Net (loss) income	$(71,042)	$225,284
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	420,915	133,556
Stock-based compensation expense	89,470	56,827
Common stock issued for services rendered	25,000	—
Deferred tax expense	(82,000)	129,950
Bad debt expense	10,249
Changes in operating assets and liabilities:
Accounts receivable	(138,570)	(127,228)
Short-term investments	(7,284)	—
Prepaid expenses and other assets	(189,368)	(52,577)
Accounts payable	94,814	1,887
Accrued expenses and other current liabilities	95,387	100,056
Customer deposits and deferred revenue	541,976	298,008
Net cash provided by operating activities	789,547	765,763

Investing activities:
Acquisition of Validus, remaining 40% interest	—	(162,707)
Acquisition of A Bee Organic	(150,000)	—
Purchases of property and equipment	(20,563)	(41,956)
Net cash used in investing activities	(170,563)	(204,663)

Financing activities:
Repayments of notes payable	—	(3,887)
Repayments of capital lease obligations	(2,017)	(1,901)
Proceeds from stock option exercise	8,168	29,387
Stock repurchase under Buyback Plan	(26,723)	(77,613)
Net cash used in financing activities	(20,572)	(54,014)
Net change in cash	598,412	507,086
Cash at beginning of year	2,489,985	3,781,397
Cash at end of year	$3,088,397	$4,288,483

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.

Consolidated Statement of Equity

Year to date ended June 30, 2017

(Unaudited)

					Accumulated
			Additional		Deficit/
	Common Stock		Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2016	24,647,186	24,890	10,052,597	(524,892)	(124,917)	9,427,678

Acquisition of A Bee Organic	45,684	45	98,176	—	—	98,221
Issuance of common shares for acquisition-related consulting services	11,628	12	24,988	—	—	25,000
Stock based compensation expense	—		89,470	—	—	89,470
Issuance of common shares upon exercise of options	7,001	7	8,161	—	—	8,168
Repurchase of common shares under Buyback Program	(12,750)	—	—	(26,723)	—	(26,723)
Vesting of restricted stock awards	4,000	4	(4)	—	—	—
Net income attributable to Where Food Comes From, Inc.	—	—	—	—	177,750	177,750
Balance at June 30, 2017	24,702,749	$24,958	$10,273,388	$(551,615)	$52,833	$9,799,564

The accompanying notes are an integral part of these financial statements.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 – The Company and Basis of Presentation

Business Overview

Where Food Comes From, Inc. is a Colorado corporation based in Castle Rock, Colorado (“WFCF”, the “Company,” “our,” “we,” or “us”). The Company’s principal business is conducting both on-site and desk audits to verify that claims being made about livestock, food, other high-value specialty crops and agricultural products are accurate. We also employ a software-as-a-service (“SaaS”) revenue model that bundles annual software licenses with ongoing software enhancements and upgrades and a wide range of professional services that generate incremental revenue specific to the food and agricultural industry. Finally, the Company’s Where Food Comes From Source Verified® retail and restaurant labeling program utilizes the verification of product attributes to connect consumers directly to the source of the food they purchase through product labeling and web-based information sharing and education. Most of our customers are located throughout the United States.

Basis of Presentation

Our unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the results of operations, financial position and cash flows of Where Food Comes From, Inc. and its subsidiaries, International Certification Services, Inc. (“ICS”), Validus, Sterling Solutions, LLC (“Sterling”) and SureHarvest (collectively referred to as “we,” “us,” and “our” throughout this Form 10-Q). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues, costs and expenses during the reporting period. All significant intercompany transactions and amounts have been eliminated. The results of businesses acquired are included in the consolidated financial statements from the date of the acquisition. Actual results could differ from the estimates.

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (”SEC”) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2016, included in our Form 10-K filed on February 28, 2017. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the period ended June 30, 2017 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes current revenue recognition requirements and industry-specific guidance. The codification was amended through additional ASUs and, as amended, requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company is required to adopt the new standard in 2018 and may adopt either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption using one of two retrospective application methods. The Company has developed an approach for the implementation of the guidance including a review of all revenue streams to identify any differences in timing, measurement or presentation of revenue recognition. While the Company is still in the process of completing its evaluation of the standard, it currently believes the most significant impact will be related to accounting for its software license, maintenance and support revenue, and the timing in which those revenues are recognized.

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

Note 2 – Business Acquisitions

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

The following unaudited pro forma information presents the results of operations for the three and six months ended June 30, 2016, as if the acquisition of SureHarvest had occurred on January 1, 2016. This pro forma information does not reflect any integration activities or cost savings from operating efficiencies, synergies, asset dispositions or other restructurings that could result from the acquisition, nor does it purport to represent what the Company’s actual results would have been if the acquisition had occurred as of the date indicated or what such results would be for any future periods.

	Three months	Year to date
	ended	ended
	June 30, 2016	June 30, 2016
Total revenue	$3,069,425	$5,890,219
Net income attributable to Where Food Comes From, Inc.	$98,295	$167,810
Basic and diluted earnings per share	$ *	$0.01
* less than $0.01 per share

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

A Bee Organic Acquisition

On May 30, 2017, we acquired A Bee Organic for $150,000 in cash and 45,684 shares of common stock of WFCF valued at approximately $98,000 based on the closing price of our stock on May 30, 2017, of $2.15 per share. The acquisition primarily consisted of the existing customer relationships and represents further expansion of our verification and certification solutions into hydroponics/aquaponics and apiary spaces. We believe the total consideration paid approximates the fair value of the assets acquired. We have allocated the total consideration to our identifiable intangible assets to be amortized over an estimated useful life of 8 years.

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

The following is a reconciliation of the share data used in the basic and diluted income per share computations:

	Three months ended June 30,		Year to date ended June 30,
	2017	2016	2017	2016
Basic:
Weighted average shares outstanding	24,664,882	23,854,451	24,656,398	23,803,657

Diluted:
Weighted average shares outstanding	24,664,882	23,854,451	24,656,398	23,803,657
Weighted average effects of dilutive securities	157,681	151,815	146,166	149,278
Total	24,822,563	24,006,266	24,802,564	23,952,935

Antidilutive securities:	94,000	668	94,000	24,418

The effect of the inclusion of the antidilutive shares would have resulted in an increase in earnings per share. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 4 – Intangible and Other Assets

The following table summarizes our intangible and other assets:

	June 30,	December 31,	Estimated
	2017	2016	Useful life
Intangible assets subject to amortization:
Tradenames and Trademarks	$282,307	$282,307	2.5 - 8.0 years
Accreditations	88,663	88,663	5.0 years
Customer Relationships	3,084,551	2,836,330	8.0 - 15.0 years
Beneficial Lease Arrangement	120,200	120,200	11.0 years
Patents	970,100	970,100	4.0 years
	4,545,821	4,297,600
Less accumulated amortization	810,305	547,917
	3,735,516	3,749,683
Tradenames/trademarks (not subject to amortization)	465,000	465,000
	4,200,516	4,214,683
Deposit	13,545	13,545
	$4,214,061	$4,228,228

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

The amount of stock-based compensation expense is as follows:

	Three months ended June 30,		Year to date ended June 30,
	2017	2016	2017	2016
Stock options	$14,722	$8,616	$29,413	$20,422
Restricted stock awards	29,691	18,598	60,057	36,405
Total	$44,413	$27,214	$89,470	$56,827

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

As of June 30, 2017, the estimated unrecognized compensation cost from unvested awards which will be recognized ratably over the remaining vesting phase is as follows:

Years ended December 31st:	Unvested stock options	Unvested restricted stock awards	Total Unrecognized Compensation Expense
2017 (six months remaining)	$29,401	$57,986	$87,387
2018	58,695	81,001	139,696
2019	53,552	25,046	78,598
	$141,648	$164,033	$305,681

Equity Incentive Plans

Our 2016 Equity Incentive Plan (the “Equity Incentive Plan”) provides for the issuance of stock-based awards to employees, officers, directors and consultants. The Plan permits the granting of stock awards and stock options. The vesting of stock-based awards is generally subject to the passage of time and continued employment through the vesting period.

Stock Option Activity

Stock option activity under our Equity Incentive Plan is summarized as follows:

				Weighted Avg.
		Weighted Avg.	Weighted Avg.	Remaining
	Number of	Exercise Price	Fair Value	Contractual Life	Aggregate
	Awards	per Share	per Share	(in years)	Intrinsic Value

Outstanding, December 31, 2016	273,586	$1.22	$1.22	7.05	$217,892
Granted	—	$—	$—	—
Exercised	(7,001)	$1.17	$1.24	6.01
Expired/Forfeited	—	$—	$—	—
Outstanding, June 30, 2017	266,585	$1.22	$0.85	6.57	$289,228
Exercisable, June 30, 2017	172,585	$0.86	$0.87	4.99	$249,748
Unvested, June 30, 2017	94,000	$1.89	$1.87	9.46	$39,480

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on June 30, 2017 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on June 30, 2017.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Restricted Stock Activity

Restricted stock activity under our Equity Incentive Plan is summarized as follows:

		Weighted Avg
	Number of	Grant Date
	Options	Fair Value
Non-vested restricted shares, December 31, 2016	136,000	$2.44
Granted	—	$—
Vested	(4,000)	$2.10
Forfeited	—	$—
Non-vested restricted shares, June 30, 2017	132,000	$2.45

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

The Company’s subsidiary, SureHarvest, is a California limited liability company (“LLC”). As an LLC, management believes SureHarvest is not subject to income taxes, and such taxes are the responsibility of the respective members.

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three months ended June 30, 2017, we recorded an income tax benefit of $52,000 compared to income tax expense of $80,000 for the 2016 period. For the year to date period ended June 30, 2017, we recorded an income tax benefit of $49,000 compared to income tax expense of $129,950 for the 2016 period.

Note 7 – Commitments and Contingencies

Unison Revolving Line of Credit

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2020. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. As of June 30, 2017, the effective interest rate was 5.5%. The LOC is collateralized by all the business assets of ICS. As of June 30, 2017, there were no amounts outstanding under this LOC.

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

As of June 30, 2017, future minimum lease payments for all operating leases are as follows:

Years ended December 31st:	Total
2017 (remaining six months)	$122,540
2018	220,749
2019	227,060
2020	233,871
2021	240,888
Thereafter	2,707,132
Total lease commitments	$3,752,240

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

Note 8 – Contingently Redeemable Non-Controlling Interest

Contingently redeemable non-controlling interest on our consolidated balance sheet represents the non-controlling interest related to the SureHarvest acquisition, in which the non-controlling interest holder, at its election, can require the Company to purchase its 40% investment in SureHarvest. Below is a table reflecting the activity of the contingently redeemable non-controlling interest at June 30, 2017.

Balance, December 31, 2016	$1,888,135
Net loss attributable to non-controlling interest in SureHarvest for the six months ended June 30, 2017	(248,792)
Balance, June 30, 2017	$1,639,343

The contingently redeemable non-controlling interest was adjusted to the greater of the carrying value or redemption value as of each period end.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 9 – Supplemental Cash Flow Information

	Year to date ended June 30,
	2017	2016
Cash paid for:
Interest expense	$316	$697
Income taxes	$—	$—

Non-cash investing and financing activities:
Common stock issued for remaining interest in Validus Verification Services LLC	$—	$200,072
Equipment acquired under a capital lease	$—	$22,439
Common stock issued in acquisition of A Bee Organic	$98,221	$—
Common stock issued for acquisition-related consulting fess	$25,000	$—

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

Business Overview

Where Food Comes From, Inc. and its subsidiaries (“WFCF”, “the Company”, “our”, “we”, or “us”) is a leading trusted resource for third-party verification of food and agricultural production practices in North America. The Company supports more than 12,000 farmers, ranchers, vineyards, wineries, processors, retailers, distributors, trade associations and restaurants with a wide variety of value-added services provided through its family of verifiers, including IMI Global, International Certification Services (“ICS”), Validus Verification Services (“Validus”), Sterling Solutions, SureHarvest Services (“SureHarvest”), and our newest acquisition, A Bee Organic. In order to have credibility, product claims such as gluten-free, non-GMO, non-hormone treated, humane handling, and others require verification by an independent third-party such as WFCF. The Company’s principal business is conducting both on-site and desk audits to verify that claims being made about livestock, food, other high-value specialty crops and agricultural products are accurate. In addition, the Company’s Where Food Comes From Source Verified® retail and restaurant labeling program utilizes the verification of product attributes to connect consumers directly to the source of the product they purchase through product labeling and web-based information sharing and education. With the use of Quick Response Code (“QR”) technology, consumers can instantly access information about the producers behind their food.

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

Current Marketplace Opportunities

Because of growing demand for increased transparency into food and agricultural production practices, we believe there are three main market drivers to promote forward momentum for our business:

Market Driver #1 - Consumer awareness and expectations

●	A recent survey conducted by Acosta, a leading full-service sales and marketing agency in the consumer packaged goods industry, which was released in 2015, indicates consumers are actually changing their shopping habits in the grocery store. Increasingly more Americans are shopping the perimeter of the grocery store rather than stocking their pantries, and choosing to cook healthy meals at home, even if it comes at a higher cost.

●	According to the US Grocery Shopper Trends 2014 Report, more than 25% of consumers surveyed are seeking products that are minimally processed, locally grown or produced, with recognizable and a short list of ingredients. Jenny Zegler, Global Food and Drink Analyst at Mintel, said “These trends explore how consumers’ evolving priorities, opportunities from advancements in functional formulation and the almost inescapable reach of technology will affect food and drink in the coming year. Consumers are not only the influencers, as shifting economics, natural phenomena and social media are shaping what, how, where and with whom consumers are choosing to eat and drink…”

●	Based on a survey in the March 13, 2014 Cone Communication Food Issues Trend Tracker, food safety and nutritional value rose to the top as the most important factors when hitting the grocery aisles. Additionally, at least two-thirds of Americans prioritized the following as significant factors when deciding what makes it into the shopping cart: locally produced, sustainable packaging, animal welfare, non-GMO, protection and renewal of natural resources.

●	Three in five Americans are on the lookout for non GMO-labeled foods when shopping. Per the March 13, 2014 Cone Communication Food Issues Trend Tracker, 39% believe that non-GMO foods are healthier, 32% are concerned about the effects on the environment, and 24% question the ethics behind the use of GMOs.

●	According to the United States Department of Agriculture (“USDA”) website, the U.S. market for certified organic products was estimated at more than $39 billion as of October 2015 while USDA-approved organic operations have grown more than 250% since 2002. Increasing consumer demand for healthy, better-for-you products produced with sustainable agricultural practices is driving growth in the organic market.

Market Driver #2 - Global competitiveness among retailers

●	Restaurant chains and retailers with dominant market shares and large buying power, like McDonald’s and Wal-Mart, are leading the way in prioritizing sustainable food supply initiatives in answer to consumer demands. With information literally at our fingertips, Google searches and smart phone apps are making it easier to expose where sustainable food supply chains are, and where they are not.

●	Producers, packers, distributors and retailers understand that verification, identification and traceability are key competitive differentiators. Oftentimes, it is necessary for export into international markets, including Korea, Russia and the European Union.

Market Driver #3 - Government regulation

●	In January 2013, the Food Safety Modernization Act (“FSMA”) issued two major proposed rules regarding preventive controls in human/animal food and produce safety. Compliance dates for some businesses began September 2016. Under the new rules, the food safety plan defined by the regulation differs from traditional hazard analysis and critical control points (“HACCP”) plans. It must include a hazard analysis, preventive controls, monitoring procedures, corrective action procedures, verification procedures, a supply chain program, and a recall program. We continue to see significant movement in companies requesting our consulting expertise to developing programs designed to assist them in maintaining compliance with the new rules.

●	The Animal Disease Traceability Rule primarily covers beef cattle 18 months of age or older. Under the final rule, unless specifically exempted, livestock moved interstate must be officially identified and accompanied by an interstate certificate of veterinary inspection or other documentation, such as owner-shipper statements or brand certificates.

●	The Saudi Arabia market closed to U.S. beef in 2012. Since that time, the beef industry has been working with the U.S. government to re-open that market, which officially happened in early August 2016. In order to be approved to meet the export requirements, a company must have or must be approved by a USDA process verified plan (“PVP”) and meet the Saudi Arabia export verification requirements. U.S. exports to Saudi Arabia in 2010 and 2011 were valued at approximately $30 million. We believe the Saudi Arabia market focuses on the highest quality middle meats, making it a valuable market for the U.S. to re-gain access.

●	On June 12, 2017, officials announced the technical requirements for beef exports to the People’s Republic of China. Export verification (“EV”) requirements include source and age verification with the use of a program compliant tag. In addition, China bans the use of synthetic growth promotants, including ractopamine. So, although there is not a formal non-hormone component to the EV requirements for the supply chain, due to China’s residue testing, packers will be seeking non-hormone treated cattle (“NHTC”) and/or Verified Natural cattle to ensure continued market access. China is the world’s second largest buyer of beef, but beef imports from the US to China have been banned since the 2003 Bovine Spongiform Encephalopathy (“BSE”) outbreak, also known as “Mad Cow Disease.”

Current Concerns in Our Industry

U.S. beef exports to the European Union (“EU”) must be third-party verified as High Quality Beef (a USDA feeding claim) and NHTC. With duty-free access to the EU lowering the cost of doing business in Europe, we believe that it offers significantly more potential for third-party NHTC verification services and High Quality Beef verification services. However, due to the current strength of the US dollar and increased competition globally, we are seeing downward pressure on NHTC cattle prices causing the momentum of these programs to slow.

We continue to monitor the situation but we believe we have diversified our product offerings across multiple species such that it did not have a significant negative impact on our 2016 operations and we do not believe it will have a significant impact upon our 2017 operations.

Seasonality

Our business is subject to seasonal fluctuations. Significant portions of our verification and certification service revenue is typically realized during late May through early October when the calf marketings and the growing seasons are at their peak. Because of the seasonality of the business and our industry, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Liquidity and Capital Resources

At June 30, 2017, we had cash, cash equivalents and short-term investments of $3,828,785 compared to $3,223,089 at December 31, 2016. Our working capital at June 30, 2017 was $3,614,907 compared to $3,429,185 at December 31, 2016.

Net cash provided by operating activities for the six months ended June 30, 2017 was $789,547 compared to net cash provided of $765,763 during the same period in 2016. Net cash provided by operating activities is driven by our net income (loss) and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock based compensation expense, and deferred taxes.

Net cash used in investing activities for the six months ended June 30, 2017, was $170,563 compared to $204,663 used in the 2016 period. Net cash used in the 2017 period was primarily attributable to the acquisition of A Bee Organic, as well as routine purchases of property and equipment. Net cash used in the 2016 period was primarily attributable to the acquisition of the non-controlling interest of Validus, as well as routine purchases of property and equipment.

Net cash used in financing activities for the six months ended June 30, 2017, was $20,572 compared to approximately $54,014 used in the 2016 period. Net cash used in the 2017 period was due repayments under lease obligations of approximately $2,000 and repurchase of common shares under the Buyback Plan of approximately $26,700, offset by cash received from stock option exercises of approximately $8,200. Net cash used in the 2016 period was due to repayments of debt and lease obligations of approximately $5,800 and repurchase of common shares under the Buyback Plan of approximately $77,600 offset by proceeds from stock option exercises of approximately $29,400.

Historically, our growth has been funded through a combination of cash flow from operations, convertible debt from private investors and private placement offerings. We continually evaluate all funding options including additional offerings of our securities to private, public and institutional investors and other credit facilities as they become available.

The primary driver of our operating cash flow is our third-party verification solutions, specifically the gross margin generated from services provided. Therefore we focus on the elements of those operations including revenue growth and long term projects that ensure a steady stream of operating profits to enable us to meet our cash obligations. On a weekly basis we review the performance of each of our revenue streams focusing on third party verification solutions compared with prior periods and our operating plan. We believe that our various sources of capital, including cash flow from operating activities, overall improvement in our performance, and our ability to obtain additional financing are adequate to finance current operations as well as our acquisition strategy and the repayment of current debt obligations. We are not aware of any other event or trend that would negatively affect our liquidity. In the event such a trend develops, we believe that there are sufficient financing avenues available to us and from our internal cash generating capabilities to adequately manage our ongoing business.

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

Our plan for continued growth is based upon acquisitions and, continuing to add more accreditations to our products and services, as well as intensifying our focus on international markets. We believe that there are significant growth opportunities available to us because often the only means to entry as imposed on international market imports/exports is via a quality verification program.

Debt Facility

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2020. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. As of June 30, 2017, the effective interest rate was 5.5%. The LOC is collateralized by all the business assets of ICS. As of June 30, 2017, there were no amounts outstanding under this LOC.

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Second quarter and year to date ended June 30, 2017 compared to the same periods in fiscal year 2016

Revenues

Total revenues for the three months and year to date period ended June 30, 2017, increased 25.1% and 25.4%, respectively, compared to the same periods in 2016.

Verification and certification service revenues consist of fees charged for verification audits and other verification and certification related services that the Company performs for customers. We have recently begun including fees earned from our WFCF labeling program in our verification and certification revenues due to the immateriality of the revenue stream and because as it represents a value-added extension of our source verification. Verification and certification service revenues for the three months and year to date period ended June 30, 2017 increased approximately $330,200, or 12.7%, and $710,100, or 14.9%, respectively, compared to the same periods in 2016. Overall, the increase is due to both an increase in new verification customers, as well as an increase in product offerings. We are seeing increased demand from cattle producers in response to the re-opening of the export market to China as discussed above.

Product sales represent sales of cattle identification ear tags. Product sales for the three months and year to date period ended June 30, 2017 increased approximately $91,100, or 44.6%, and $63,300, or 13.3%, respectively, compared to the same periods in 2016. Overall, our product sales have increased primarily in response to the re-opening of the China export market and the requirement for source and age verification using an identification tag at birth.

Software license, maintenance and support services revenue for the three months and year to date period ended June 30, 2017 of $130,200 and $289,500, respectively, represents a new revenue stream specific to our acquisition of SureHarvest, as further described in Note 2 to the consolidated financial statements above. SureHarvest employs a software-as-a-service (SaaS) revenue model that bundles annual software licenses with ongoing software enhancements and upgrades and a wide range of professional services that generate incremental revenue specific to the food and agricultural industry.

Consulting service revenue for the three months and year to date period ended June 30, 2017 of $150,900 and $267,700, respectively, primarily represents fees earned from professional appearances, customer education and training related services. It is a new revenue stream specific to our acquisition of SureHarvest, as further described in Note 2 to the consolidated financial statements above.

Cost of Revenues and Gross Margin

Total costs of revenues for the three months and year to date period ended June 30, 2017 was approximately $1.91 million and $3.52 million, respectively, compared to approximately $1.48 million and $2.72 million, respectively, for the same periods in 2016. Gross margin for the three months and year to date period ended June 30, 2017 decreased slightly to 45.4% and 46.4%, respectively, compared to 47.1% and 48.1%, respectively, for the same periods in 2016. The decrease is partially due to a change in the overall product mix due to our SureHarvest acquisition in which margins tend to be lower.

Our margins are impacted by various costs such as cost of products, salaries and benefits, insurance, and taxes. Because certain elements of our cost of revenues are fixed in nature, incremental sales positively impact our margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three months and year to date period ended June 30, 2017 were approximately $1.71 million and $3.18 million, respectively, compared to $1.07 million and $2.17 million, respectively, for the same periods in 2016. For the year to date period ended June 30, 2017, the dollar increase included $118,000 in acquisition-related (legal, accounting and consulting) expenses of SureHarvest and A Bee Organic; an additional $286,000 in amortization and depreciation expense specific to assets acquired with the SureHarvest and A Bee Organic acquisitions; and an additional $636,000 in increased general and administrative costs specific to SureHarvest.

As with all of our acquisitions, we continue to identify synergies and implement best practices. We focus our efforts to create value in various ways such as: improving the performance of our acquisitions, removing excess capacity, creating market access for products, acquiring skills and technologies more quickly or at lower cost than we can build in-house, exploiting our industry-specific scalability and bundling opportunities, and picking winners early and helping them develop their businesses. Achieving any, or all of these strategies take time to implement. We have learned that it takes about 2-3 years after acquisition date to fully understand the complexities of our larger acquisitions, at which time, we have seen solid improvements in revenues and/or costs.

Income Tax Expense

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three months ended June 30, 2017, we recorded an income tax benefit of $52,000 compared to income tax expense of $80,000 for the 2016 period. For the year to date period ended June 30, 2017, we recorded an income tax benefit of $49,000 compared to income tax expense of $129,950 for the 2016 period.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the three months ended June 30, 2017 was approximately $62,400, or less than a penny per basic and diluted common share, compared to approximately $169,600, or $0.01 per basic and diluted common share for the same period in 2016. Net income attributable to WFCF shareholders for the year to date period ended June 30, 2017 was approximately $177,800 or $0.01 per basic and diluted common share, compared to approximately $256,900 or $0.01 per basic and diluted common share for the same period in 2016.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2016 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2017, there have been no material changes to the risks disclosed in our most recent Annual Report on Form 10−K. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the A Bee Organic acquisition, we issued 45,684 shares of common stock of Where Food Comes From, Inc. valued at approximately $98,200 based upon the closing price of our stock on May 30, 2017, of $2.05 per share.

For services rendered by our advisors in connection with the A Bee Organic acquisition, we issued 11,628 shares of common stock of WFCF valued at approximately $25,000 based upon the closing price of our stock on May 30, 2017, of $2.05 per share.

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

Date: August 3, 2017	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

By:	/s/ Dannette Henning
Chief Financial Officer