Form 10-Q
period 2017-09-30
Where Food Comes From, Inc.
filed 2017-11-02
CIK 1360565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2017

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

Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 2, 2017, was [24,703,535].

Where Food Comes From, Inc.
Consolidated Balance Sheets

	September 30,	December 31,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,809,867	$2,489,985
Accounts receivable, net of allowance	1,911,275	1,344,646
Short-term investments	740,739	733,104
Prepaid expenses and other current assets	381,261	203,744
Total current assets	6,843,142	4,771,479
Property and equipment, net	1,122,594	1,229,350
Intangible and other assets, net	4,076,860	4,228,228
Goodwill	2,652,250	2,652,250
Deferred tax assets, net	157,560	—
Total assets	$14,852,406	$12,881,307

Liabilities and Equity
Current liabilities:
Accounts payable	$719,026	$333,784
Accrued expenses and other current liabilities	1,326,091	480,047
Customer deposits and deferred revenue	849,285	524,396
Current portion of notes payable	8,525	—
Current portion of capital lease obligations	7,477	4,067
Total current liabilities	2,910,404	1,342,294
Capital lease obligations, net of current portion	27,320	15,735
Notes payable, net of current portion	45,640	—
Lease incentive obligation	149,898	158,025
Deferred tax liabilities, net	—	49,440
Total liabilities	3,133,262	1,565,494

Commitments and contingencies (Note 8)

Contingently redeemable non-controlling interest	1,601,294	1,888,135

Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 24,964,684 issued and 24,703,535 outstanding at 9/30/2017 24,890,121 issued and 24,647,186 outstanding at 12/31/2016	24,964	24,890
Additional paid-in-capital	10,314,549	10,052,597
Treasury stock	(564,688)	(524,892)
261,149 shares at 9/30/2017
242,935 shares at 12/31/2016
Retained earnings (accumulated deficit)	343,025	(124,917)
Total equity	10,117,850	9,427,678
Total liabilities and stockholders’ equity	$14,852,406	$12,881,307

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.
Consolidated Statements of Income
(Unaudited)

	Three months ended September 30,
	2017	2016
Revenues:
Verification and certification service revenue	$3,672,587	$2,963,853
Product sales	687,235	380,393
Software license, maintenance and support services revenue	243,186	—
Consulting service revenue	131,427	—
Total revenues	4,734,435	3,344,246
Costs of revenues:
Labor and other costs of services	1,890,888	1,522,203
Costs of products	410,309	220,599
Cost of software license, maintenance and support services	141,902	—
Total costs of revenues	2,443,099	1,742,802
Gross profit	2,291,336	1,601,444
Selling, general and administrative expenses	1,841,597	1,239,834
Income from operations	449,739	361,610
Other expense (income):
Interest expense	287	649
Other (income) expense, net	(1,691)	1,008
Income before income taxes	451,143	359,953
Income tax expense	199,000	135,000
Net income	252,143	224,953
Net loss attributable to non-controlling interest	38,049	—
Net income attributable to Where Food Comes From, Inc.	$290,192	$224,953

Per share - net income attributable to Where Food Comes From, Inc.:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Weighted average number of common shares outstanding:
Basic	24,705,934	23,772,967
Diluted	24,886,147	23,929,011
* less than $0.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.
Consolidated Statements of Income
(Unaudited)

	Year to date ended September 30,
	2017	2016
Revenues:
Verification and certification service revenue	$9,152,520	$7,733,613
Product sales	1,226,141	855,986
Software license, maintenance and support services revenue	532,684	—
Consulting service revenue	399,120	—
Total revenues	11,310,465	8,589,599
Costs of revenues:
Labor and other costs of services	4,860,857	3,973,299
Costs of products	743,308	490,162
Cost of software license, maintenance and support services	362,139	—
Total costs of revenues	5,966,304	4,463,461
Gross profit	5,344,161	4,126,138
Selling, general and administrative expenses	5,023,446	3,412,211
Income from operations	320,715	713,927
Other expense (income):
Interest expense	603	1,347
Other income, net	(10,989)	(2,623)
Income before income taxes	331,101	715,203
Income tax expense	150,000	264,950
Net income	181,101	450,253
Net loss attributable to non-controlling interest	286,841	31,605
Net income attributable to Where Food Comes From, Inc.	$467,942	$481,858

Per share - net income attributable to Where Food Comes From, Inc.:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

Weighted average number of common shares outstanding:
Basic	24,673,080	23,817,980
Diluted	24,834,931	23,969,134
* less than $0.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Year to date ended September 30,
	2017	2016

Operating activities:
Net income	$181,101	$450,253
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	634,152	199,460
Stock-based compensation expense	130,637	84,457
Common stock issued for services rendered	25,000	—
Deferred tax expense	(207,000)	264,950
Bad debt expense	17,525	—
Loss on disposal of property and equipment	—	7,480
Changes in operating assets and liabilities:
Accounts receivable	(584,154)	(313,804)
Short-term investments	(7,635)	—
Prepaid expenses and other assets	(177,517)	(26,453)
Accounts payable	385,242	54,133
Accrued expenses and other current liabilities	846,044	253,357
Customer deposits and deferred revenue	324,889	224,751
Lease incentive obligation	(8,127)	—
Net cash provided by operating activities	1,560,157	1,198,584

Investing activities:
Acquisition of Validus, remaining 40% interest	—	(162,707)
Acquisition of A Bee Organic	(150,000)	—
Purchases of property and equipment	(55,609)	(429,333)
Proceeds from sale of property and equipment	—	11,990
Net cash used in investing activities	(205,609)	(580,050)

Financing activities:
Repayments of notes payable	—	(16,211)
Repayments of capital lease obligations	(3,038)	(3,543)
Proceeds from stock option exercise	8,168	44,519
Stock repurchase under Buyback Plan	(39,796)	(179,647)
Net cash used in financing activities	(34,666)	(154,882)
Net change in cash	1,319,882	463,652
Cash at beginning of year	2,489,985	3,781,397
Cash at end of year	$3,809,867	$4,245,049

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.
Consolidated Statement of Equity
Year to date ended September 30, 2017
(Unaudited)

			Additional		Accumulated
	Common Stock		Paid-in	Treasury	Deficit/Retained
	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2016	24,647,186	24,890	10,052,597	(524,892)	(124,917)	9,427,678

Acquisition of A Bee Organic	45,684	45	98,176	—	—	98,221
Issuance of common shares for acquisition-related consulting services	11,628	12	24,988	—	—	25,000
Stock based compensation expense	—		130,637	—	—	130,637
Issuance of common shares upon exercise of options	7,001	7	8,161	—	—	8,168
Repurchase of common shares under Buyback Program	(18,214)	—	—	(39,796)	—	(39,796)
Vesting of restricted stock awards	10,250	10	(10)	—	—	—
Net income attributable to Where Food Comes From, Inc.	—	—	—	—	467,942	467,942
Balance at September 30, 2017	24,703,535	$24,964	$10,314,549	$(564,688)	$343,025	$10,117,850

The accompanying notes are an integral part of these consolidated financial statements.

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

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2016, included in our Form 10-K filed on February 28, 2017. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the period ended September 30, 2017 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Recently Issued Accounting Pronouncements

Lease Accounting

In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require lessees to recognize a right-of-use asset and a lease liability for all leases that are not short-term in nature. For a lessor, the accounting applied is largely unchanged from previous guidance. The new rules will be effective for the Company in the first quarter of 2019. The Company is currently in the process of evaluating the impact of adoption of the new rules on the Company’s financial condition, results of operations and cash flows. Although the evaluation is ongoing, the Company expects that the adoption will impact the Company’s financial statements as the standard requires the recognition on the balance sheet of a right of use asset and corresponding lease liability for all leases, including operating leases, that are not short-term, which differs from current guidance. The Company is currently analyzing its contracts to determine whether they contain a lease under the revised guidance and has not quantified the amount of the asset and liability that will be recognized on the Company’s balance sheet.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes current revenue recognition requirements and industry-specific guidance. The codification was amended through additional ASUs and, as amended, requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. The Company is required to adopt the new standard in the first quarter of 2018 and may adopt either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment as of the date of adoption using one of two retrospective application methods. The Company has developed an approach for the implementation of the guidance including a review of revenue streams and contracts to identify any differences in timing, measurement or presentation of revenue recognition. Currently, the Company has not completed its estimate of the quantitative impact and has engaged a third party to assist in its evaluation. While the Company is still in the process of completing its evaluation of the standard, it currently believes the most significant impact will be related to accounting for its software license, maintenance and support revenue, and the timing in which those revenues are recognized.

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

Simplifying the Test for Goodwill Impairment

In April 2017, the FASB has issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which removes step 2 from the goodwill impairment test. As a result, under the ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company is required to adopt the new standard in 2020. The Company is currently evaluating the provisions of this new guidance and has not determined the impact this standard may have on its financial condition, results of operations, cash flows and related disclosures.

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

Following the thirty-six-month anniversary of the effective date of the SureHarvest Purchase Agreement, the Company shall have the option, but not the obligation, to purchase all the units (the 40% interest) of SureHarvest held by the Seller, and the Seller shall have the option, but not the obligation, to require the Company to purchase all the units of SureHarvest held by the Seller. The purchase price for the units shall be equal to the amount the selling holders of the units would be entitled to receive upon a liquidation of SureHarvest assuming all of the assets of SureHarvest are sold for a purchase price equal to the product of eight and half times trailing twelve-month earnings before income taxes, depreciation and amortization, as defined, subject to an $8 million ceiling.

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

The following unaudited pro forma information presents the results of operations for the three and nine months ended September 30, 2016, as if the acquisition of SureHarvest had occurred on January 1, 2016. This pro forma information does not reflect any integration activities or cost savings from operating efficiencies, synergies, asset dispositions or other restructurings that could result from the acquisition, nor does it purport to represent what the Company’s actual results would have been if the acquisition had occurred as of the date indicated or what such results would be for any future periods.

	Three months	Year to date
	ended	ended
	September 30, 2016	September 30, 2016
Total revenue	$3,732,770	$9,622,988
Net income attributable to Where Food Comes From, Inc.	$229,434	$397,259
Basic and diluted earnings per share	$0.01	$0.02
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

The following is a reconciliation of the share data used in the basic and diluted income per share computations:

	Three months ended September 30,		Year to date ended September 30,
	2017	2016	2017	2016
Basic:
Weighted average shares outstanding	24,705,934	23,772,967	24,673,080	23,817,980

Diluted:
Weighted average shares outstanding	24,705,934	23,772,967	24,673,080	23,817,980
Weighted average effects of dilutive securities	180,213	156,044	161,851	151,154
Total	24,886,147	23,929,011	24,834,931	23,969,134

Antidilutive securities:	94,000	25,668	94,000	25,168

The effect of the inclusion of the antidilutive shares would have resulted in an increase in earnings per share. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 4 – Intangible and Other Assets

The following table summarizes our intangible and other assets:

	September 30,	December 31,	Estimated
	2017	2016	Useful life
Intangible assets subject to amortization:
Tradenames and Trademarks	$282,307	$282,307	2.5 - 8.0 years
Accreditations	88,663	88,663	5.0 years
Customer Relationships	3,084,551	2,836,330	8.0 - 15.0 years
Beneficial Lease Arrangement	120,200	120,200	11.0 years
Patents	970,100	970,100	4.0 years
	4,545,821	4,297,600
Less accumulated amortization	947,506	547,917
	3,598,315	3,749,683
Tradenames/trademarks (not subject to amortization)	465,000	465,000
	4,063,315	4,214,683
Deposit	13,545	13,545
	$4,076,860	$4,228,228

Note 5 – Stock-Based Compensation

In addition to cash compensation, the Company may compensate certain service providers, including employees, directors, consultants, and other advisors, with equity based compensation in the form of stock options and restricted stock awards. The Company recognizes all equity-based compensation as stock-based compensation expense based on the fair value of the compensation measured at the grant date. For stock options, fair value is calculated at the date of grant using the Black-Scholes-Merton option pricing model. For restricted stock awards, fair value is the closing stock price for the Company’s common stock on the grant date. The expense is recognized over the vesting period of the grant. For the periods presented, all stock-based compensation expense was classified as a component within selling, general and administrative expense in the Company’s consolidated statements of income.

The amount of stock-based compensation expense is as follows:

	Three months ended September 30,		Year to date ended September 30,
	2017	2016	2017	2016
Stock options	$14,687	$5,855	$44,100	$26,297
Restricted stock awards	26,480	21,774	86,537	58,160
Total	$41,167	$27,629	$130,637	$84,457

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

As of September 30, 2017, the estimated unrecognized compensation cost from unvested awards which will be recognized ratably over the remaining vesting phase is as follows:

Years ended December 31st:	Unvested stock options	Unvested restricted stock awards	Total Unrecognized Compensation Expense
2017 (three months remaining)	$14,715	$23,781	$38,496
2018	58,695	62,833	121,528
2019	53,552	11,426	64,978
	$126,962	$98,040	$225,002

Equity Incentive Plans

Our 2016 Equity Incentive Plan (the “Equity Incentive Plan”) provides for the issuance of stock-based awards to employees, officers, directors and consultants. The Plan permits the granting of stock awards and stock options. The vesting of stock-based awards is generally subject to the passage of time and continued employment through the vesting period.

Stock Option Activity

Stock option activity under our Equity Incentive Plan is summarized as follows:

				Weighted Avg.
		Weighted Avg.	Weighted Avg.	Remaining	Aggregate
	Number of	Exercise Price	Fair Value	Contractual Life	Intrinsic
	Awards	per Share	per Share	(in years)	Value

Outstanding, December 31, 2016	273,586	$1.22	$1.22	7.05	$217,892
Granted	—	$—	$—	—
Exercised	(7,001)	$1.17	$1.24	5.76
Expired/Forfeited	—	$—	$—	—
Outstanding, September 30, 2017	266,585	$1.23	$1.22	6.31	$294,559
Exercisable, September 30, 2017	172,585	$0.86	$0.87	4.74	$253,199
Unvested, September 30, 2017	94,000	$1.89	$1.87	9.21	$41,360

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on September 30, 2017 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on September 30, 2017.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Restricted Stock Activity

Restricted stock activity under our Equity Incentive Plan is summarized as follows:

		Weighted Avg
	Number of	Grant Date
	Options	Fair Value
Non-vested restricted shares, December 31, 2016	136,000	$2.44
Granted	—	$—
Vested	(10,250)	$2.15
Forfeited	(18,750)	$2.18
Non-vested restricted shares, September 30, 2017	107,000	$2.52

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

The provision or benefit for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three months ended September 30, 2017 and 2016, we recorded income tax expense of $199,000 and $135,000 respectively. For the nine months ended September 30, 2017 and 2016, we recorded income tax expense of $150,000 and $264,950 respectively.

Note 7 – Notes Payable

Notes Payable consist of the following:

	September 30,	December 31,
	2017	2016
Medved Ford Inc. Loan	$54,165	$—
Less current portion of notes payable	8,525	—
Long-term portion of notes payable	$45,640	$—

In September 2017, we entered into a note payable of $54,165 for the purchase of a vehicle. Interest and principal payments are due in equal monthly installments of $1,087 over five years beginning October 2017. This note bears an interest rate of 7.44% per annum and is fully secured by the vehicle.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 8 – Commitments and Contingencies

Unison Revolving Line of Credit

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2020. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. As of September 30, 2017, the effective interest rate was 5.5%. The LOC is collateralized by all the business assets of ICS. As of September 30, 2017, there were no amounts outstanding under this LOC.

Operating Leases & Lease Incentive Obligation

The Company relocated its headquarters within Castle Rock, Colorado, during the third quarter 2016 and entered into a new lease agreement with The Move, LLC for approximately 8,000 square feet of office space. This space is being leased from a company in which our CEO and President, each a related party to the Company, have a 27% ownership interest. The lease agreement has an initial term of five years plus two renewal periods, which the Company is more likely than not to renew. The office space lease term commenced August 1, 2016. Rental payments are approximately $19,000 per month, which includes common area charges, and provides for escalating rental payments annually over the term of the lease. The Company recognizes rent expense on a straight-line basis over the non-cancelable lease term and option renewal periods. The resulting deferred rent is included in accrued expenses and other current liabilities on the consolidated balance sheet.

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

In August 2017, the Company entered into the first amendment of its lease agreement with The Move, LLC to provide for an additional 7,700 square feet of office space to commence December 1, 2017. The additional space is currently not approved for occupancy. Total rental payments beginning December 1, 2017 will increase to approximately $27,000 per month, which includes common area charges, and provides for escalating rental payments annually over the term of the lease. The Company will also receive approximately $230,000 in lease incentives to build-out the new additional square footage. All other terms will remain the same.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

As of September 30, 2017, future minimum lease payments for all operating leases are as follows:

Years ended December 31st:	Total
2017 (remaining three months)	$77,611
2018	364,564
2019	362,630
2020	349,755
2021	360,287
Thereafter	4,048,955
Total lease commitments	$5,563,802

Legal proceedings

From time to time, we may become involved in various legal actions, administrative proceedings and claims in the ordinary course of business. We generally record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable. We are not aware of any legal actions currently pending against us.

Note 9 – Contingently Redeemable Non-Controlling Interest

Contingently redeemable non-controlling interest on our consolidated balance sheet represents the non-controlling interest related to the SureHarvest acquisition, in which the non-controlling interest holder, at its election, can require the Company to purchase its 40% investment in SureHarvest. Below is a table reflecting the activity of the contingently redeemable non-controlling interest at September 30, 2017.

Balance, December 31, 2016	$1,888,135
Net loss attributable to non-controlling interest in SureHarvest for the nine months ended Sept 30, 2017	(286,841)
Balance, September 30, 2017	$1,601,294

The contingently redeemable non-controlling interest was adjusted to the greater of the carrying value or redemption value as of each period end.

Note 10 - Segments

With each acquisition, we assess the need to disclose discrete information related to our operating segments. Because of the similarities of certain of our acquisitions that provide certification and verification services, we aggregate operations into one verification and certification services reportable segment. The factors considered in determining this aggregated reporting segment include the economic similarity of the businesses, the nature of services provided, production processes, types of customers and distribution methods. The Company’s chief operating decision maker (the Company’s CEO) allocates resources and assesses the performance of its certification and verification services activities as one segment, which includes products sales.

With the acquisition of SureHarvest Services, the Company determined that it also has a software sales and related consulting services segment, which meet the quantitative threshold to be considered a reporting segment in the third quarter 2017. This segment includes software license, maintenance, support and consulting service revenues.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Management makes decisions, measures performance, and manages the business utilizing internal reporting operating segment information. Performance of operating segments are based on net sales, gross profit, selling, general and administrative expenses and most importantly, operating income.

The company eliminates intercompany transfers between segments for management reporting purposes. The following table shows information for reportable operating segments:

	Three months ended September 30,		Year to date ended September 30,
	2017	2016	2017	2016
Verification and Certification Segment:
Assets	$10,409,289	$9,442,909	$10,409,289	$9,442,909

Verification and certification revenues	$3,672,587	$2,963,853	$9,152,520	$7,733,613
Products sales	687,235	380,393	1,226,141	855,986
Total segment revenue	$4,359,822	$3,344,246	$10,378,661	$8,589,599

Gross profit - verification and certification gross profit	$1,825,680	$1,441,650	$4,474,382	$3,760,314
Gross profit - products	276,926	159,794	482,833	365,824
Total segment gross profit	$2,102,606	$1,601,444	$4,957,215	$4,126,138

Selling, general and administrative expenses	1,558,442	1,239,834	3,920,771	3,412,211
Segment operating income	$544,164	$361,610	$1,036,444	$713,927

Software Sales and Related Consulting Segment:
Assets	$4,443,117	$—	$4,443,117	$—

Software license, maintenance and support services	243,186	$—	$532,684	$—
Consulting service revenue	131,427	—	399,120	—
Total segment revenue	$374,613	$—	$931,804	$—

Gross profit - software license, maintenance and support services	$101,284	$—	$170,544	$—
Gross profit - consulting service revenue	87,446	—	216,402	—
Total segment gross profit	$188,730	$—	$386,946	$—

Selling, general and administrative expenses	283,155	—	1,102,675	—
Segment operating loss	$(94,425)	$—	$(715,729)	$—

Consolidated Information:
Verification and certification segment	$10,409,289	$9,442,909	$10,409,289	$9,442,909
Software and related consulting segment	4,443,117	—	4,443,117	—
Consolidated Assets	$14,852,406	$9,442,909	$14,852,406	$9,442,909

Verification and certification segment	$4,359,822	$3,344,246	$10,378,661	$8,589,599
Software and related consulting segment	374,613	—	931,804	—
Consolidated Revenues:	$4,734,435	$3,344,246	$11,310,465	$8,589,599

Verification and certification segment	$2,102,606	$1,601,444	$4,957,215	$4,126,138
Software and related consulting segment	188,730	—	386,946	—
Consolidated Gross Profit:	$2,291,336	$1,601,444	$5,344,161	$4,126,138

Verification and certification segment	$1,558,442	$1,239,834	$3,920,771	$3,412,211
Software and related consulting segment	283,155	—	1,102,675	—
Consolidated Selling, General and Administrative Expenses:	$1,841,597	$1,239,834	$5,023,446	$3,412,211

Verification and certification segment	$544,164	$361,610	$1,036,444	$713,927
Software and related consulting segment	(94,425)	—	(715,729)	—
Consolidated Income from Operations:	$449,739	$361,610	$320,715	$713,927

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 11 – Supplemental Cash Flow Information

	Year to date ended September 30,
	2017	2016
Cash paid for:
Interest expense	$603	$876
Income taxes	$184,440	$—

Non-cash investing and financing activities:
Common stock issued for remaining interest in Validus Verification Services LLC	$—	$200,100
Equipment acquired under a capital lease	$18,033	$22,439
Vehicle acquired under note payable	$54,165	$—
Lease incentive obligation	$—	$162,540
Common stock issued in acquisition of A Bee Organic	$98,221	$—
Common stock issued for acquisition-related consulting fess	$25,000	$—

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

Business Overview

Where Food Comes From, Inc. and its subsidiaries (“WFCF”, “the Company”, “our”, “we”, or “us”) is a leading trusted resource for third-party verification of food and agricultural production practices in North America. The Company supports more than 15,000 farmers, ranchers, vineyards, wineries, processors, retailers, distributors, trade associations and restaurants with a wide variety of value-added services provided through its family of verifiers, including IMI Global, International Certification Services (“ICS”), Validus Verification Services (“Validus”), Sterling Solutions, SureHarvest Services (“SureHarvest”), and our newest acquisition, A Bee Organic. In order to have credibility, product claims such as gluten-free, non-GMO, non-hormone treated, humane handling, and others require verification by an independent third-party such as WFCF. The Company’s principal business is conducting both on-site and desk audits to verify that claims being made about livestock, food, other high-value specialty crops and agricultural products are accurate. In addition, the Company’s Where Food Comes From Source Verified® retail and restaurant labeling program utilizes the verification of product attributes to connect consumers directly to the source of the product they purchase through product labeling and web-based information sharing and education. With the use of Quick Response Code (“QR”) technology, consumers can instantly access information about the producers behind their food.

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

Current Marketplace Opportunities

Because of growing demand for increased transparency into food and agricultural production practices, we believe there are three main market drivers to promote forward momentum for our business:

Market Driver #1 - Consumer awareness and expectations

●	The 13th Edition of “The Why? Behind The Buy,” based on the annual survey conducted by Acosta, a leading full-service sales and marketing agency in the consumer packaged goods industry, was released in December 2016. The survey found that today’s shoppers are seeking positive culinary experiences, making deliberate decisions from the store to the stove, including wanting to feel good about the foods they eat, have pride in the brands they buy and share their cooking journeys online. The survey also explores the key factors contributing to this experiential evolution for grocery shoppers, including the growing natural/organics category. Shoppers’ spending on healthy products has seen steady growth in the past several years, driven by the desire of shoppers to feel good about the foods they’re eating. “From online grocery ordering and a desire to explore new foods, to natural products and socially responsible brands, consumers are at the wheel when it comes to steering the CPG industry in a new direction…there’s no doubt that this evolution will continue in the coming year, so it’s up to the industry to adapt by leaning into these trends and building trust and loyalty among all shoppers.” Colin Stewart, senior vice president at Acosta.

●	According to research dated March 2016 from Sullivan Higdon & Sink FoodThink, only one-third of consumers think the agriculture community and food companies are transparent. The research appears in “Evolving Trust in the Food Industry,” a white paper with insights into Americans’ knowledge and trust of the food industry and how those perceptions have changed from 2012 to 2016. These numbers are an improvement from 2012, when only 22% and 19% agreed that the agricultural community and food companies, respectively, are transparent. Increasing media attention and dialogue about food production, and the food industry’s willingness to be more open about its production practices, have likely caused this increase in perceived transparency. In turn, this provides consumers the knowledge to have definite opinions on the degree of industry transparency and an increased desire for more knowledge about how their food is produced.

●	According to the United States Department of Agriculture (“USDA”) website, the U.S. market for certified organic products continues to grow in double digits with 24,650 operations at the end of 2016, which reflects a 13% growth rate between the end of 2015 and 2016. Increasing consumer demand for healthy, better-for-you products produced with sustainable agricultural practices is driving growth in the organic market.

Market Driver #2 - Global competitiveness among retailers

●	Restaurant chains and retailers with dominant market shares and large buying power, like McDonald’s and Wal-Mart, are leading the way in prioritizing sustainable food supply initiatives in answer to consumer demands. With information literally at our fingertips, Google searches and smart phone apps are making it easier to expose where sustainable food supply chains are, and where they are not.

●	Producers, packers, distributors and retailers understand that verification, identification and traceability are key competitive differentiators. Oftentimes, it is necessary for export into international markets, including Korea, Russia and the European Union.

Market Driver #3 - Government regulation

●	In January 2013, the Food Safety Modernization Act (“FSMA”) issued two major proposed rules regarding preventive controls in human/animal food and produce safety. Compliance dates for some businesses began September 2016. Under the new rules, the food safety plan defined by the regulation differs from traditional hazard analysis and critical control points (“HACCP”) plans. It must include a hazard analysis, preventive controls, monitoring procedures, corrective action procedures, verification procedures, a supply chain program, and a recall program. We continue to see significant movement in companies requesting our consulting expertise to developing programs designed to assist them in maintaining compliance with the new rules.

●	The Animal Disease Traceability Rule primarily covers beef cattle 18 months of age or older. Under the final rule, unless specifically exempted, livestock moved interstate must be officially identified and accompanied by an interstate certificate of veterinary inspection or other documentation, such as owner-shipper statements or brand certificates.

●	The Saudi Arabia market closed to U.S. beef in 2012. Since that time, the beef industry has been working with the U.S. government to re-open that market, which officially happened in early August 2016. In order to be approved to meet the export requirements, a company must have or must be approved by a USDA process verified plan (“PVP”) and meet the Saudi Arabia export verification requirements. U.S. exports to Saudi Arabia in 2010 and 2011 were valued at approximately $30 million. We believe the Saudi Arabia market focuses on the highest quality middle meats, making it a valuable market for the U.S. to re-gain access.

●	On June 12, 2017, officials announced the technical requirements for beef exports to the People’s Republic of China. Export verification (“EV”) requirements include source and age verification with the use of a program compliant tag. In addition, China bans the use of synthetic growth promotants, including ractopamine. So, although there is not a formal non-hormone component to the EV requirements for the supply chain, due to China’s residue testing, packers will be seeking non-hormone treated cattle (“NHTC”) and/or Verified Natural cattle to ensure continued market access. China is the world’s second largest buyer of beef, but beef imports from the US to China have been banned since the 2003 Bovine Spongiform Encephalopathy (“BSE”) outbreak, also known as “Mad Cow Disease.”

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

Liquidity and Capital Resources

At September 30, 2017, we had cash, cash equivalents and short-term investments of $4,550,606 compared to $3,223,089 at December 31, 2016. Our working capital at September 30, 2017 was $3,932,738 compared to $3,429,185 at December 31, 2016.

Net cash provided by operating activities for the nine months ended September 30, 2017 was $1,560,157 compared to net cash provided of $1,210,574 during the same period in 2016. Net cash provided by operating activities is driven by our net income (loss) and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock based compensation expense, and deferred taxes.

Net cash used in investing activities for the nine months ended September 30, 2017, was $205,609 compared to $592,040 used in the 2016 period. Net cash used in the 2017 period was primarily attributable to the acquisition of A Bee Organic, as well as routine purchases of property and equipment. Net cash used in the 2016 period was primarily attributable to the acquisition of the non-controlling interest of Validus, as well as routine purchases of property and equipment.

Net cash used in financing activities for the nine months ended September 30, 2017, was $34,666 compared to $154,882 used in the 2016 period. Net cash used in the 2017 period was due to repayments under lease obligations of $3,038 and repurchase of common shares under the Buyback Plan of $39,796, offset by cash received from stock option exercises of approximately $8,200. Net cash used in the 2016 period was due to repayments of debt and lease obligations of $19,754 and repurchase of common shares under the Buyback Plan of $179,647 offset by proceeds from stock option exercises of approximately $44,519.

Historically, our growth has been funded through a combination of cash flow from operations, convertible debt from private investors and private placement offerings. We continually evaluate all funding options including additional offerings of our securities to private, public and institutional investors and other credit facilities as they become available.

The primary driver of our operating cash flow is our third-party verification solutions, specifically the gross margin generated from services provided. Therefore we focus on the elements of those operations including revenue growth and long term projects that ensure a steady stream of operating profits to enable us to meet our cash obligations. On a weekly basis we review the performance of each of our revenue streams focusing on third party verification solutions compared with prior periods and our operating plan. We believe that our various sources of capital, including cash flow from operating activities, overall improvement in our performance, and our ability to obtain additional financing are adequate to finance current operations, our acquisition strategy and the repayment of current debt obligations. We are not aware of any other event or trend that would negatively affect our liquidity. In the event such a trend develops, we believe that there are sufficient financing avenues available to us and from our internal cash generating capabilities to adequately manage our ongoing business.

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

Our plan for continued growth is based upon acquisitions, and continuing to add more accreditations to our products and services, as well as intensifying our focus on international markets. We believe that there are significant growth opportunities available to us because often the only means to entry as imposed on international market imports/exports is via a quality verification program.

Debt Facility

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2020. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. As of September 30, 2017, the effective interest rate was 5.5%. The LOC is collateralized by all the business assets of ICS. As of September 30, 2017, there were no amounts outstanding under this LOC.

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Third quarter and year to date ended September 30, 2017 compared to the same periods in fiscal year 2016

The following table shows information for reportable operating segments:

	Three months ended September 30,		Year to date ended September 30,
	2017	2016	2017	2016
Verification and Certification Segment:
Assets	$10,409,289	$9,442,909	$10,409,289	$9,442,909

Verification and certification revenues	$3,672,587	$2,963,853	$9,152,520	$7,733,613
Products sales	687,235	380,393	1,226,141	855,986
Total segment revenue	$4,359,822	$3,344,246	$10,378,661	$8,589,599

Gross profit - verification and certification gross profit	$1,825,680	$1,441,650	$4,474,382	$3,760,314
Gross profit - products	276,926	159,794	482,833	365,824
Total segment gross profit	$2,102,606	$1,601,444	$4,957,215	$4,126,138

Selling, general and administrative expenses	1,558,442	1,239,834	3,920,771	3,412,211
Segment operating income	$544,164	$361,610	$1,036,444	$713,927

Software Sales and Related Consulting Segment:
Assets	$4,443,117	$—	$4,443,117	$—

Software license, maintenance and support services	243,186	$—	$532,684	$—
Consulting service revenue	131,427	—	399,120	—
Total segment revenue	$374,613	$—	$931,804	$—

Gross profit - software license, maintenance and support services	$101,284	$—	$170,544	$—
Gross profit - consulting service revenue	87,446	—	216,402	—
Total segment gross profit	$188,730	$—	$386,946	$—

Selling, general and administrative expenses	283,155	—	1,102,675	—
Segment operating loss	$(94,425)	$—	$(715,729)	$—

Consolidated Information:
Verification and certification segment	$10,409,289	$9,442,909	$10,409,289	$9,442,909
Software and related consulting segment	4,443,117	—	4,443,117	—
Consolidated Assets	$14,852,406	$9,442,909	$14,852,406	$9,442,909

Verification and certification segment	$4,359,822	$3,344,246	$10,378,661	$8,589,599
Software and related consulting segment	374,613	—	931,804	—
Consolidated Revenues:	$4,734,435	$3,344,246	$11,310,465	$8,589,599

Verification and certification segment	$2,102,606	$1,601,444	$4,957,215	$4,126,138
Software and related consulting segment	188,730	—	386,946	—
Consolidated Gross Profit:	$2,291,336	$1,601,444	$5,344,161	$4,126,138

Verification and certification segment	$1,558,442	$1,239,834	$3,920,771	$3,412,211
Software and related consulting segment	283,155	—	1,102,675	—
Consolidated Selling, General and Administrative Expenses:	$1,841,597	$1,239,834	$5,023,446	$3,412,211

Verification and certification segment	$544,164	$361,610	$1,036,444	$713,927
Software and related consulting segment	(94,425)	—	(715,729)	—
Consolidated Income from Operations:	$449,739	$361,610	$320,715	$713,927

Verification and Certification Segment

Verification and certification service revenues consist of fees charged for verification audits and other verification and certification related services that the Company performs for customers. We have recently begun including fees earned from our WFCF labeling program in our verification and certification revenues due to the immateriality of the revenue stream and because as it represents a value-added extension of our source verification. Verification and certification service revenue for the three months and year to date period ended September 30, 2017 increased approximately $708,734, or 23.9%, and $1,418,907, or 18.3%, respectively, compared to the same periods in 2016. Overall, the increase is due to an increase in new verification customers, as well as an increase in product offerings. We are seeing increased demand from cattle producers in response to the re-opening of the export market to China as discussed above.

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. Product sales for the three months and year to date period ended September 30, 2017 increased approximately $306,842, or 80.7%, and $370,155, or 43.2%, respectively, compared to the same periods in 2016. Overall, our product sales have increased primarily in response to the re-opening of the China export market and the requirement for source and age verification using an identification tag at birth.

Costs of revenues for our verification and certification segment for the three months and year to date period ended September 30, 2017 were approximately $2.26 million and $5.42 million, respectively, compared to approximately $1.74 million and $4.46 million, respectively, for the same periods in 2016. Gross margin for the three months and year to date period ended September 30, 2017 improved slightly to 48.2% and 47.9%, respectively, compared to 47.9% and 48.0%, respectively, for the same periods in 2016.  Our margins are impacted by various costs such as cost of products, salaries and benefits, insurance, and taxes. Because certain elements of our cost of revenues are fixed in nature, incremental sales positively impact our margins.

Selling, general and administrative expenses for the three months and year to date period ended September 30, 2017 were approximately $1.56 million and $3.92 million, respectively, compared to $1.24 million and $3.41 million, respectively, for the same periods in 2016. Overall, the increase in our selling, general and administrative expenses is due in part to slightly higher head count, increased sales and marketing costs, and increasing costs related to being a publicly held company and implementing new accounting standards. The year to date period ended September 30, 2017 also included $118,000 in acquisition-related (legal, accounting and consulting) expenses of SureHarvest and A Bee Organic.

Software Sales and Related Consulting Segment

Software license, maintenance and support services revenue for the three months and year to date period ended September 30, 2017 of $243,186 and $532,684, respectively, represents a new revenue stream specific to our acquisition of SureHarvest, as further described in Note 2 to the consolidated financial statements above. SureHarvest employs a software-as-a-service (SaaS) revenue model that bundles annual software licenses with ongoing software enhancements and upgrades and a wide range of professional services that generate incremental revenue specific to the food and agricultural industry.

Consulting service revenue for the three months and year to date period ended September 30, 2017 of $131,427 and $399,120, respectively, primarily represents fees earned from professional appearances, customer education and training related services. It is a new revenue stream specific to our acquisition of SureHarvest, as further described in Note 2 to the consolidated financial statements above.

Selling, general and administrative expenses for the three months and year to date period ended September 30, 2017 were approximately $283,100 and $1.10 million. Approximately $424,500 is due to amortization and depreciation expense related to assets acquired with the SureHarvest acquisition; and approximately $675,400 in salaries, professional services and other general and administrative costs.

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

Income Tax Expense

The provision or benefit for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three months ended September 30, 2017 and 2016, we recorded income tax expense of $199,000 and $135,000 respectively. For the nine months ended September 30, 2017 and 2016, we recorded income tax expense of $150,000 and $264,950 respectively.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the three months ended September 30, 2017 was $290,192, or $0.01 per basic and diluted common share, compared to $224,953, or $0.01 per basic and diluted common share for the same period in 2016. Net income attributable to WFCF shareholders for the year to date period ended September 30, 2017 was $467,942 or $0.02 per basic and diluted common share, compared to $481,858 or $0.02 per basic and diluted common share for the same period in 2016.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2016 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 30, 2017, there have been no material changes to the risks disclosed in our most recent Annual Report on Form 10−K. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the A Bee Organic acquisition, we issued 45,684 shares of common stock of Where Food Comes From, Inc. valued at approximately $98,200 based upon the closing price of our stock on May 30, 2017, of $2.15 per share.

For services rendered by our advisors in connection with the A Bee Organic acquisition, we issued 11,628 shares of common stock of WFCF valued at approximately $25,000 based upon the closing price of our stock on May 30, 2017, of $2.15 per share.

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

Date: November 2, 2017	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

By:	/s/ Dannette Henning
Chief Financial Officer