Form 10-K
period 2017-12-31
Where Food Comes From, Inc.
filed 2018-04-02
CIK 1360565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	☐	Accelerated filer:	☐
Non-accelerated filer:	☐	Smaller reporting company:	☒
Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2017, the last business day of our most recently completed second fiscal quarter, was $27,805,763, based on the closing stock price on that date of $2.31.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of March 30, 2018, was 24,657,895.

DOCUMENTS INCORPORATED BY REFERENCE: Part III is incorporated by reference from the registrant’s Definitive Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed, pursuant to Regulation 14A, within 120 days after the close of the registrant’s 2017 fiscal year.

PART I

ITEM 1.          BUSINESS

GENERAL

Where Food Comes From, Inc. and its subsidiaries (“WFCF,” the “Company,” “our,” “we,” or “us”) is a leading trusted resource for third-party verification of food production practices in North America. The Company supports more than 15,000 farmers, ranchers, vineyards, wineries, processors, retailers, distributors, trade associations and restaurants with a wide variety of value-added services provided through its family of verifiers, including IMI Global, International Certification Services, Validus Verification Services, Sterling Solutions, SureHarvest Services and our newest acquisition, A Bee Organic. In order to have credibility, product claims such as gluten-free, non-GMO, non-hormone treated, humane handling, and others require verification by an independent third-party such as WFCF. The Company’s principal business is conducting both on-site and desk audits to verify that claims being made about livestock, crops and other food products are accurate. In addition, we develop software and provide services related to sustainability measurement and benchmarking, traceability, verification and certification to the food and agriculture industries. The Company’s Where Food Comes From Source Verified® retail and restaurant labeling program utilizes the verification of product attributes to connect consumers directly to the source of the food they purchase through product labeling and web-based information sharing and education. With the use of Quick Response Code (“QR”) technology, consumers can instantly access information about the producers behind their food.

WFCF was founded in 1996 and incorporated in the state of Colorado as a subchapter C corporation in 2005. The Company’s shares of common stock trade on the OTCQB marketplace under the stock ticker symbol, “WFCF.”

The Company’s original name – Integrated Management Information, Inc. (d.b.a. IMI Global, Inc.) – was changed to Where Food Comes From, Inc. in 2012 to better reflect the Company’s mission. Early growth was attributable to source and age verification services for beef producers that wanted access to markets overseas following the discovery of “mad cow” disease in the U.S. Over the years, WFCF has expanded its portfolio to include verification and software services for most food groups and 30 standards. This growth has been achieved both organically and through the acquisition of other companies.

BUSINESS OVERVIEW

What We Do

The Company is one of the nation’s largest independent, third-party providers of food production audits and uses rigorous verification processes to ensure that claims made by food producers and processors are accurate.

The Where Food Comes From® labeling program offers food retailers and restaurants a means of connecting consumers to information on where and how the food they purchase has been grown or raised.

With the acquisition of SureHarvest on December 28, 2016, the Company employs a software-as-a-service (“SaaS”) revenue model that bundles annual software licenses with ongoing software enhancements and upgrades and a wide range of professional services that generate incremental revenue specific to the food and agricultural industry.

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

Growth Strategy

Due to organic growth in our portfolio of auditing standards, consumer demand and acquisitions, our sales have grown rapidly from $1.1 million in 2006 to $15.4 million in 2017, an 11-year compounded annual growth rate of approximately 27%.

Our growth strategy is as follows:
●	To cover more food groups than does any other verification provider. Currently we verify beef, lamb, pork, poultry, dairy, eggs, produce, grain and finished products. In the future, we hope to include seafood, beverages and other produce.
●	To offer solutions for ALL participants in the food supply chain, including feed and input ingredient providers, farmers, producers, packers, auction barns, processors, handlers, distributors, restaurants, retailers and consumers.
●	To expand on the industry’s largest solutions portfolio. We currently are verifying or certifying to more than 30 certification standards or guidelines. To our knowledge, that is the most in the industry.
●	To continue organic growth. We leverage our bundling capability to aggressively pursue new customers, while sustaining our recurring revenue model and high retention rates.
●	To continue growth through merger and acquisition opportunities. Through selective acquisitions, we can expand our footprint, add new services, food groups and revenue streams.

Acquisition of Validus Verification Services, LLC

On September 16, 2013, we entered into an Asset Purchase and Contribution Agreement (the “Validus Purchase Agreement”), by and among the Company, Validus Verification Services LLC (“Validus”), and Praedium Ventures, LLC (“Praedium”), formerly known as Validus Ventures LLC.

Pursuant to the Validus Purchase Agreement, WFCF caused Validus to be organized to purchase and acquire certain audit, assessment and verification business assets of Praedium. The Company acquired a 60% interest in Validus in exchange for aggregate consideration of approximately $1.5 million, which included $565,000 in cash and 708,681 shares of common stock of WFCF valued at approximately $940,000 based upon the closing price of our stock on September 16, 2013, of $1.32 per share. On March 16, 2016, the Company exercised its call option to purchase the remaining 40% of the outstanding membership interests of Validus in exchange for aggregate consideration of approximately $363,000, which included $163,000 in cash and 93,057 shares of common stock of WFCF valued at approximately $200,000 based upon the closing price of our stock on February 29, 2016, of $2.15 per share.

Acquisition of SureHarvest Services, LLC

On December 28, 2016, we entered into an Asset Purchase Agreement (the “SureHarvest Purchase Agreement”), by and among Where Food Comes From, Inc., SureHarvest Services LLC (“SureHarvest”), a California limited liability company and wholly-owned subsidiary of WFCF, SureHarvest, Inc., a California corporation (“SureHarvest, Inc.”), and Jeff Dlott, the President, key manager and shareholder of SureHarvest, Inc.

Pursuant to the SureHarvest Purchase Agreement, WFCF purchased the business assets of SureHarvest, Inc. in exchange for total consideration of approximately $2.8 million, comprised of $1,122,000 in cash and 850,852 shares of common stock of WFCF valued at approximately $1,710,000 based on the closing price of our stock on December 28, 2016, of $2.01 per share. The Company has the right of first refusal on the remaining 40% of the outstanding membership interests of SureHarvest, which owns the business assets of SureHarvest, Inc. As of December 31, 2017, the Company has not exercised its call option.

SureHarvest develops software and provides services related to sustainability measurement and benchmarking, traceability, verification and certification to the food and agriculture industries. Its patented sustainability software solutions support more than 2,200 agri-food operations, including growers, packers, shippers, processors, wineries and trade associations. We believe that SureHarvest provides us with complementary solutions and services, a unique customer base and a valuable patent portfolio. It expands and diversifies our commodity reach with high value specialty crops, including wine grapes, almonds, hazelnuts, mushrooms, cut flowers, leafy greens and other fresh produce. Additionally, the SaaS model bundles annual software subscriptions with professional services to provide predictable, recurring revenue.

Acquisition of A Bee Organic LLC

On May 30, 2017, we acquired the business assets of A Bee Organic LLC (“A Bee Organic”) for $150,000 in cash and 45,684 shares of common stock of WFCF valued at approximately $98,000 based on the closing price of our stock on May 30, 2017, of $2.15 per share. The acquisition primarily consisted of the existing customer relationships and represents further expansion of our verification and certification solutions into hydroponics/aquaponics and apiary spaces.

INDUSTRY BACKGROUND

The value-added food industry has been growing rapidly for the past several years in response to increased consumer interest about food production. Per the Food & Farm Facts book (2017 edition) produced by the American Farm Bureau Foundation, farm and ranch families comprise approximately 2 percent of the U.S. population; thus, there is a growing interest from consumers regarding how their food is produced. We are also in an increasingly global food market with food products traveling around the world, and brands differentiating themselves in the market. These key drivers are increasing the number of food labeling claims made on food products. Natural and/or organic are examples of food labels that indicate that the food or other agricultural product has been produced in a certain way.

Natural and organic sales are only part of the story of how consumers look for the verification of practices tied to food labeling claims. Other factors are also becoming increasingly more important to consumers, evidenced on menus and product labels. While not an exhaustive list, some of the issues that farms, ranches, producers, processors, restaurants and retailers are addressing include how animals are cared for and handled, how a product’s production impacts the environment and societies, and what inputs were used in the production of food items (like antibiotics).

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

Current Marketplace Opportunities

Because of growing demand for increased transparency into food production practices, we believe there are three main market drivers to promote forward momentum for our business:

Market Driver #1 - Consumer awareness and expectations

●	The 13th Edition of “The Why? Behind The Buy,” based on the annual survey conducted by Acosta, a leading full-service sales and marketing agency in the consumer packaged goods (“CPG”) industry, was released in December 2016. The survey found that today’s shoppers are seeking positive culinary experiences, making deliberate decisions from the store to the stove, including wanting to feel good about the foods they eat, have pride in the brands they buy and share their cooking journeys online. The survey also explores the key factors contributing to this experiential evolution for grocery shoppers, including the growing natural/organics category. Shoppers’ spending on health products has seen steady growth in the past several years, driven by the desire of shoppers to feel good about the foods they are eating. “From online grocery ordering and a desire to explore new foods, to natural products and socially responsible brands, consumers are at the wheel when it comes to steering the CPG industry in a new direction. There’s no doubt that this evolution will continue in the coming year, so it’s up to the industry to adapt by leaning into these trends and building trust and loyalty among all shoppers, ” said Colin Stewart, senior vice president at Acosta.

●	According to research dated March 2016 from Sullivan Higdon & Sink FoodThink, only one-third of consumers believe that the agriculture community and food companies are transparent. The research appears in “Evolving Trust in the Food Industry,” a white paper with insights into Americans’ knowledge and trust of the food industry and how those perceptions have changed from 2012 to 2016. These numbers are an improvement from 2012, when only 22% and 19% agreed that the agricultural community and food companies, respectively, are transparent. Increasing media attention and dialogue about food production, and the food industry’s willingness to be more open about its production practices, have likely caused this increase in perceived transparency. In turn, this provides consumers the knowledge to have definite opinions on the degree of industry transparency and an increased desire for more knowledge about how their food is produced.

●	According to the United States Department of Agriculture (the “USDA”) website, the U.S. market for certified organic products continues to grow in double digits with 24,650 operations at the end of 2016, which reflects a 13% growth rate between the end of 2015 and 2016. Increasing consumer demand for healthy, better-for-you products produced with sustainable agricultural practices is driving growth in the organic market.

Market Driver #2 - Global competitiveness among retailers

●	Restaurant chains and retailers with dominant market shares and large buying power, like McDonald’s and Wal-Mart, are leading the way in prioritizing sustainable food supply initiatives in response to consumer demands. With information literally at our fingertips, Google searches and smart phone apps are making it easier to expose where sustainable food supply chains are, and where they are not.

●	Producers, packers, distributors and retailers understand that verification, identification and traceability are key competitive differentiators. Oftentimes, it is necessary for export into international markets, including Korea, Russia, China and the European Union.

Market Driver #3 - Government regulation

●	In January 2013, the Food Safety Modernization Act (the “FSMA”) issued two major proposed rules regarding preventive controls in human/animal food and produce safety. Compliance dates for some businesses began in September 2016. Under the new rules, the Food Safety Plan defined by the regulation differs from traditional hazard analysis and critical control points (“HACCP”) plans. It must include a hazard analysis, preventive controls, monitoring procedures, corrective action procedures, verification procedures, a supply chain program, and a recall program. We continue to see companies requesting our consulting expertise to develop programs designed to assist them in maintaining compliance with the new rules.

●	The Animal Disease Traceability Rule promulgated by the USDA primarily covers beef cattle 18 months of age or older. Under the final rule, unless specifically exempted, livestock moved interstate must be officially identified and accompanied by an interstate certificate of veterinary inspection or other documentation, such as owner-shipper statements or brand certificates.

●	The Saudi Arabia market closed to U.S. beef in 2012. Since that time, the beef industry has been working with the U.S. government to re-open that market, which officially happened in early August 2016. In order to be approved to meet the export requirements, a company must have or must be approved by a USDA process verified plan and meet the Saudi Arabia export verification requirements. U.S. exports to Saudi Arabia in 2010 and 2011 were valued at approximately $30 million. We believe the Saudi Arabia market focuses on the highest quality middle meats, making it a valuable market for the U.S. to re-gain access.

●	On June 12, 2017, officials announced the technical requirements for beef exports to the People’s Republic of China. Export verification (“EV”) requirements include source and age verification with the use of a program compliant tag. In addition, China bans the use of synthetic growth promotants, including ractopamine. So, although there is not a formal non-hormone component to the EV requirements for the supply chain, due to China’s residue testing, packers will be seeking non-hormone treated cattle and/or verified natural cattle to ensure continued market access. China is the world’s second largest buyer of beef, but beef imports from the U.S. to China have been banned since the 2003 Bovine Spongiform Encephalopathy outbreak, also known as “Mad Cow Disease.”

REVENUES

We offer a wide array of services, including verification, certification, consulting and SaaS, to help food producers, brands and consumers differentiate certain attributes and production methods in the marketplace. We sell our services directly to customers at various levels in the agriculture, food and livestock supply chain. Most of our service offerings can be bundled to provide a “one-stop shop” for customers that have multiple levels of verification and certification needs, such as source verification and food safety certification. Our customers include some of the largest U.S. beef and pork packers, organic producers and processors, and specialty retail chains. No single customer generated more than 10% of total net revenue in 2017 or 2016.

With each acquisition, we assess the need to disclose discrete information related to our operating segments. Because of the similarities of certain of our acquisitions that provide certification and verification services, we aggregate operations into one verification and certification services reportable segment. The factors considered in determining this aggregated reporting segment include the economic similarity of the businesses, the nature of services provided, production processes, types of customers and distribution methods. The Company’s chief operating decision maker (the Company’s CEO) allocates resources and assesses the performance of its certification and verification services activities as one segment, which includes product sales.

With the acquisition of SureHarvest, the Company determined that it also has a software sales and related consulting services segment. This segment includes software license, maintenance, support and software-related consulting service revenues.

Management makes decisions, measures performance, and manages the business utilizing internal reporting operating segment information. Performance of operating segments are based on net sales, gross profit, selling, general and administrative expenses and most importantly, operating income.

Verification and Certification Segment

Our verification and certification service revenues consist of fees charged for verification audits and other verification and certification related services that the Company performs for customers. We include fees earned from our WFCF labeling program and consulting/program development services in our verification and certification revenues due to the immateriality of the revenue stream and because it represents a value-added extension of our source verification. We are recognized and utilized by numerous standard setting bodies as an accredited verification or certification service provider. We enable food producers and brands to make certain claims on live animals or packaged food products by verifying that they are meeting the standards or guidelines associated with the claim(s) they are making. For the years ended December 31, 2017 and 2016, our third-party verification programs provided 79.8% and 89.8% of our total revenue, respectively.

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. While our product sales have lower profit margins than do our proprietary offerings, the products allow us to offer our customers a comprehensive solution. Approximately 11.1% and 10.2% of our total revenue was generated by the sale of hardware during the years ended December 31, 2017 and 2016, respectively.

Software Sales and Related Consulting Segment

Software license, maintenance and support services represents a new revenue stream specific to our acquisition of SureHarvest, as further described above. SureHarvest employs a SaaS revenue model that bundles annual software licenses with ongoing software enhancements and upgrades and a wide range of professional services that generate incremental revenue specific to the food and agricultural industry.

Software-related consulting service revenue primarily represents fees earned from professional appearances, customer education and training related services. It is a new revenue stream specific to our acquisition of SureHarvest, as further described above.

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

COMPETITION

The competition for third-party verification services in the food and agriculture industry is growing more intense, especially within the organic market. As of December 31, 2017, we estimate that there are approximately eight key competitors serving the food and agricultural industry, including Quality Assurance International, California Certified Organic Farmers, Oregon Tilth, Organic Crop Improvement Association, Earth Claims, FoodChain ID, NSF International, SGS and SCS Global Services. Differentiation hinges upon understanding all facets of food verification and the complex compliance challenges to make product verifications efficient, cost-effective, and seamless. Our core business and expertise focus on the “on farm” verifications to a variety of standards, guidelines and criteria, including source verification, natural, animal care and well-being, and sustainability verification.

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

EMPLOYEES

As of December 31, 2017, we had 63 total employees, of which 54 were full-time employees. Our future success is substantially dependent upon the performance of our key senior management personnel, as well as our ability to attract and retain highly qualified technical personnel. Additional information regarding certain risks related to our employees is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

AVAILABLE INFORMATION

Our corporate website is located at www.wherefoodcomesfrom.com. We make available free of charge on our investor relations website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (the “SEC”). Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding our filings at http://www.sec.gov.

EXECUTIVE OFFICERS OF THE REGISTRANT

John Saunders, 46, founded the Company in 1998 and has served as the Chief Executive Officer since then. Mr. Saunders is also the Chairman of the Board of Directors of the Company and has served in this position since 1998. Previously, Mr. Saunders was a partner and consultant for Pathfinder Consulting Services, Inc. in Parker, Colorado. An expert in both technology and the livestock industry, Mr. Saunders is a graduate of Yale University.

Leann Saunders, 47, has been the President of the Company since 2008. Mrs. Saunders is also a Director on our Board of Directors and has served in this position since January 2012. Prior to 2003, Mrs. Saunders worked for PM Beef Holdings (“PM”), an integrated beef company, and developed a supply system for PM’s Ranch to Retail product line and managed PM’s USDA Process Verified program. She then served as the company’s Vice President of Marketing and Communications. Prior to joining PM in 1996, Mrs. Saunders worked for McDonald’s Corporation as a Purchasing Specialist, and Hudson Foods Corporation. Mrs. Saunders graduated with a B.S. in Agriculture Business and an M.S. in Beef Industry Leadership from Colorado State University. Mrs. Saunders sits on the Board of Directors for the International Stockmen’s Education Foundation, and was the Chair for the United States Meat Export Federation for the 2015–2016 year.

Dannette Henning, 48, has been the Chief Financial Officer of the Company since January 2008. Prior to her appointment, she was engaged by the Company as a consultant beginning in November 2007. From 2004 to 2007, Mrs. Henning was the Corporate Controller for Einstein Noah Restaurant Group. From 2001 to 2003, she served as the Controller for Vari-L Company. Mrs. Henning’s previous experience includes financial management positions with KPMG Peat Marwick, DF&R Restaurant Company, and CSI/CDC Company. Mrs. Henning is a Certified Public Accountant with more than 25 years of professional experience. She received a B.B.A. degree in Accounting from the University of Texas at Arlington.

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

Regulations and standards are continually evolving and present a challenging risk. For example, in January 2013, the Japanese government announced a change to its import requirements on U.S. beef. Because the change enabled a significant increase in the amount of product qualifying for export to Japan, it negatively impacted the premiums typically seen in the marketplace for source and age verified cattle. As a result, it negatively impacted our source and age verification business by approximately 68% from 2012 to 2013. Due to the diversification of our product offerings and our strategy of managing to profitability, we were able to quickly minimize the impact of these adverse changes. While we attempt to mitigate these risks by creating innovative programs that mitigate the risk of rapidly changing regulations, we can give no assurance that we will be successful in overcoming the potential negative impact to the results of our operations.

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

We continually seek to expand our product and service offerings in international markets. As we expand into new international markets, we will have only limited experience in marketing and operating our products and services in such markets. In other instances, we may rely on the efforts and abilities of foreign business partners in such markets. Certain international markets may develop more slowly than do domestic markets, and our operations in international markets may not develop at a rate that supports our level of investment.

In addition to uncertainty about our ability to expand into international markets, there are certain risks inherent in doing business internationally, including, but not limited to:

●	trade barriers and changes in trade regulations;
●	difficulties in developing, staffing and simultaneously managing varying foreign operations as a result of distance, language and cultural differences;
●	stringent local labor laws and regulations;
●	longer payment cycles;
●	currency exchange rate fluctuations;
●	political or social unrest or economic instability;
●	import or export restrictions;
●	seasonal volatility in business activity;
●	risks related to government regulation or required compliance with local laws in certain jurisdictions, including those more fully described above; and
●	potentially adverse tax consequences.

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

We have acquired and invested in a number of companies, and we may acquire or invest in or enter into joint ventures with additional companies. These transactions create risks such as:

●	disruption of our ongoing business, including loss of management focus on existing businesses;
●	problems retaining key personnel;
●	additional operating losses and expenses of the businesses we acquired or in which we invested;
●	the potential impairment of tangible and intangible assets and goodwill, including those that are a result of acquisitions;
●	the potential impairment of customer and other relationships of the company we acquired or in which we invested or our own customers as a result of any integration of operations;
●	the difficulty of incorporating acquired technology and rights into our offerings and unanticipated expenses related to such integration;
●	the difficulty of integrating a new company’s accounting, financial reporting, management, information and information security, human resource, and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;
●	for investments in which an acquired company’s financial performance is incorporated into our financial results, either in full or in part, the dependence on such company’s accounting, financial reporting, and similar systems, controls, and processes;
●	the difficulty of implementing at companies we acquire the controls, procedures, and policies appropriate for a public company; and
●	potential unknown liabilities associated with a company we acquire or in which we invest.

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

We will be able to protect our intellectual property from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents and trademarks. Patent protection generally involves complex legal and factual issues and, therefore, the enforceability of patent rights cannot be predicted with certainty. Moreover, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. In the event that patents owned by us do not provide adequate protection, we may not be able to prevent competitors from offering substantially similar products and services.

In the event that third parties claim that our current or future products or services infringe upon their intellectual property, we may face litigation and be prevented from selling the products and services at issue. Infringement or other claims could be asserted or prosecuted against us in the future, and it is possible that past or future assertions or prosecutions could harm our business. Litigation either in defense of our intellectual property rights or in response to infringement claims made by others may be both expensive and time consuming, which in turn would adversely affect our business.

A significant data breach or information technology system disruption could adversely affect our business, financial results, or reputation, and we may be required to increase our spending on data and system security.

We rely heavily on information technology networks and systems, including the Internet, to manage or support a wide variety of important business processes and activities throughout our operations.

Our information technology systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, cyber-attacks, ransomware attacks, malware attacks, malicious employees or other insiders, telecommunications failures, human errors or catastrophic events. Hackers, foreign governments, cyber-terrorists and cyber-criminals, acting individually or in coordinated groups, may launch distributed denial of service attacks or other coordinated attacks that may cause service outages, gain inappropriate or block legitimate access to systems or information, or result in other interruptions in our business. In addition, breaches in security could expose us and our customers, or the individuals affected, to a risk of loss or misuse of proprietary information and sensitive or confidential data, including personal information of customers, employees and others. The techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently, may be difficult to detect for a long time and often are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventive measures.

We also depend on and interact with the information technology networks and systems of third parties for many aspects of our business operations, including our customers and service providers such as cloud service providers and third-party delivery services. These third parties may have access to information we maintain about our company, operations, customers, employees and vendors, or operating systems that are critical to or can significantly impact our business operations. Like us, these third parties are subject to risks imposed by data breaches and cyber-attacks and other events or actions that could damage, disrupt or close down their networks or systems. Security processes, protocols and standards that we have implemented and contractual provisions requiring security measures that we may have sought to impose on such third parties may not be sufficient or effective at preventing such events, which could result in unauthorized access to, or disruptions or denials of access to, or misuse of, information or systems that are important to our business, including proprietary information, sensitive or confidential data, and other information about our operations, customers, employees and suppliers, including personal information.

Any of these events that impact our information technology networks or systems, or those of acquired businesses, customers, service providers or other third parties, could result in disruptions in our operations, the loss of existing or potential customers, damage to our brand and reputation, regulatory scrutiny, and litigation and potential liability for the Company. Among other consequences, our customers’ confidence in our ability to protect data and systems and to provide services consistent with their expectations could be impacted, further disrupting our operations. Similarly, an actual or alleged failure to comply with applicable U.S. or foreign data protection regulations or other data protection standards may expose us to litigation, fines, sanctions or other penalties.

We have invested and continue to invest in technology security initiatives, information technology risk management and disaster recovery plans. The cost and operational consequences of implementing, maintaining and enhancing further data or system protection measures could increase significantly to overcome increasingly intense, complex and sophisticated global cyber threats. Despite our best efforts, we are not fully insulated from data breaches and system disruptions. There is no assurance that such impacts will not be material in the future, and our efforts to deter, identify, mitigate and/or eliminate future breaches may require significant additional effort and expense and may not be successful.

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

As of March 23, 2018, John Saunders, our Chairman and CEO, and Leann Saunders, our President, beneficially owned in the aggregate approximately 29% of our common stock. These officers, if they determine to vote in the same manner, would have a significant impact on the outcome of any matter requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions or terms of any liquidation. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that may be favored by other shareholders. This could prevent transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

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

In recent months and years, the securities markets in the United States have experienced high levels of price and volume volatility, and the market prices of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operating performance or prospects of such companies. It is likely that continual fluctuations in market and share prices will occur. Our shares of common stock trade on the OTCQB marketplace, which may not provide as much liquidity for our common stock as would a registered stock exchange. The price of our common stock has been subject to price and volume volatility in the past and will likely continue to be subject to such volatility in the future. In addition, unlike the registered stock exchanges, there are few corporate governance requirements imposed on OTCQB quoted companies.

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

As a public company, we are subject to complex legal and accounting requirements that require us to incur substantial expenses, and our financial controls and procedures may not be sufficient to ensure timely and reliable reporting of financial information, which, as a public company, could materially harm our stock price and listing on the OTCQB marketplace.

As a public company, we are subject to numerous legal and accounting requirements that do not apply to private companies. The cost of compliance with many of these requirements is substantial, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Failure to comply with these requirements can have numerous adverse consequences, including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence, delisting of our securities and/or governmental or private actions against us. We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage as compared with privately held and larger public competitors.

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) requires, among other things, that we maintain effective internal controls over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of Sarbanes-Oxley (“Section 404”). Our compliance with Section 404 of Sarbanes-Oxley requires that we incur substantial accounting expenses and expend significant management efforts. The effectiveness of our controls and procedures may in the future be limited by a variety of factors, including:

●	faulty human judgment and simple errors, omissions or mistakes;
●	fraudulent action of an individual or collusion of two or more people;
●	inappropriate management override of procedures; and
●	the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial information.

If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we may be subject to delisting, investigations by the SEC and civil or criminal sanctions.

ITEM 1B.          UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

The Company relocated its headquarters within Castle Rock, Colorado, during the third quarter 2016 and entered into a new lease agreement for approximately 8,000 square feet of office space. In August 2017, the Company amended its lease agreement to provide for an additional 7,700 square feet of office space to commencing on December 1, 2017. Total rental payments beginning on December 1, 2017 increased from approximately $18,000 to approximately $35,100 per month, which includes common area charges, and are subject to annual increases over the term of the lease. The lease agreement has an initial term of five years plus two renewal periods, which the Company is likely to renew. This space is being leased from a company in which our CEO and President, each a related party to the Company, have a 27% ownership interest.

In September 2017, the Company entered into a new lease agreement for our Urbandale, Iowa office space. The lease is for a period of two years and expires on August 31, 2019. Rental payments are approximately $2,900 per month, which includes common area charges, are subject to annual increases over the term of the lease.

The Company also owns approximately ¾ acre on which a 2,300-square foot building is located in Medina, North Dakota. Until January 12, 2018, the Company leased space in this building under a five-year lease with an expiration date of March 1, 2018. On January 12, 2018, the Company purchased the 2,300-square foot building and terminated the lease. See Note 16 to the consolidated financial statements for additional information. Under the lease, the Company was charged a monthly rental rate of approximately $150 plus all insurance, taxes and other costs based on actual expenses to maintain the building.

In connection with our acquisition of SureHarvest, we added two locations in California: Soquel and Modesto. Our office lease in Soquel expires on November 30, 2018 and requires rental payments of approximately $2,700 per month. In addition to primary rent, this lease requires additional payments for operating costs and other common area maintenance costs. The monthly rental payments for our leased space in Modesto is approximately $600 and the lease agreement is month-to-month.

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

	2017		2016
	High	Low	High	Low
First quarter	$2.38	$1.88	$2.35	$1.96
Second quarter	$2.69	$1.91	$2.75	$2.03
Third quarter	$2.50	$2.10	$2.70	$2.22
Fourth quarter	$3.00	$2.25	$2.40	$1.89

Stockholders

As of March 23, 2018, we estimate that there were approximately 120 record holders of our common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals and entities are registered in the name of Cede & Co. A nominee of The Depository Trust Company, Cede & Co. is a securities depository for banks and brokerage firms.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market. Activity under the Stock Buyback Plan is as follows:

	Number of Shares	Cost of Shares	Average Cost per Share
Shares purchased prior to 2015	546,697	$150,849	$0.28
Retirement of shares purchased	(546,697)	$(150,849)	$0.28
Shares purchased during 2015	85,808	$177,916	$2.07
Shares purchased during 2016	157,127	346,976	$2.21
Shares purchased during 2017	76,854	199,638	$2.60
Total	319,789	$724,530	$2.27

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

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K and other publicly available documents, including the documents incorporated herein and therein by reference, contain, and our officers and representatives may from time to time make “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding:

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	changing technology and evolving standards in the livestock and food industry;

●	consumer focus on food safety and assurance;

●	competition from other providers serving the food and agriculture industry;

●	economic and financial conditions in the livestock and food industry;

●	international export market activities, including trade barriers to certain beef and other livestock exports;

●	market demand for beef and other livestock products;

●	seasonal volatility in business activity;

●	developments and changes in laws and regulations, including increased regulation of the livestock and food industry through legislative action and revised rules and standards;

●	strategic actions, including acquisitions and our success in integrating acquired businesses;

●	enforceability of our patents, trademarks and other intellectual property rights;

●	continued service of key senior management personnel; and

●	such other factors as discussed throughout Part II, “Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part I, Item 1A. “Risk Factors.”

Any forward-looking statement made by us in this Annual Report on Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

RESULTS OF OPERATIONS

Year Ended December 31, 2017 Compared to Year Ended December 31, 2016

The following table shows information for reportable operating segments:

	Year ended December 31,
	2017	2016
Verification and Certification Segment:
Assets	$8,986,554	$8,017,407

Verification and certification revenues	$12,335,195	$10,434,114
Products sales	1,709,397	1,180,919
Total segment revenue	$14,044,592	$11,615,033

Cost of verification and certification services	$6,808,547	$5,518,024
Cost of products	1,047,747	684,121
Total segment costs of revenues	$7,856,294	$6,202,145

Gross profit - verification and certification gross profit	$5,526,648	$4,916,090
Gross profit - products	661,650	496,798
Total segment gross profit	$6,188,298	$5,412,888

Selling, general and administrative expenses	5,324,062	4,778,389
Segment operating income	$864,236	$634,499

	Year ended December 31,
	2017	2016
Software Sales and Related Consulting Segment:
Assets	$4,354,741	$4,863,900

Software license, maintenance and support services	$769,574	$—
Consulting service revenue	634,326	—
Total segment revenue	$1,403,900	$—

Cost of software license, maintenance and support services	$500,426	$—
Cost of software related consulting service revenue	271,012	—
Total segment costs of revenues	$771,438	$—

Gross profit - software license, maintenance and support services	$269,148	$—
Gross profit - consulting service revenue	363,314	—
Total segment gross profit	$632,462	$—

Selling, general and administrative expenses	1,414,516	—
Segment operating loss	$(782,054)	$—

	Year ended December 31,
	2017	2016
Consolidated Information:
Verification and certification segment	$8,986,554	$8,017,407
Software and related consulting segment	4,354,741	4,863,900
Consolidated Assets	$13,341,295	$12,881,307

Verification and certification segment	$14,044,592	$11,615,033
Software and related consulting segment	1,403,900	—
Consolidated Revenues:	$15,448,492	$11,615,033

Verification and certification segment	$6,188,298	$5,412,888
Software and related consulting segment	632,462	—
Consolidated Gross Profit:	$6,820,760	$5,412,888

Verification and certification segment	$5,324,062	$4,778,389
Software and related consulting segment	1,414,516	—
Consolidated Selling, General and Administrative Expenses:	$6,738,578	$4,778,389

Verification and certification segment	$864,236	$634,499
Software and related consulting segment	(782,054)	—
Consolidated Income from Operations:	$82,182	$634,499

Verification and Certification Segment

Verification and certification service revenues consist of fees charged for verification audits and other verification and certification related services that the Company performs for customers. Fees earned from our WFCF labeling program are also included in our verification and certification revenues as it represents a value-added extension of our source verification. Verification and certification service revenue for the year ended December 31, 2017 increased approximately $1.90 million, or 18.2% compared to 2016. Overall, the increase is due to an increase in new verification customers, as well as an increase in product offerings. We are seeing increased demand from cattle producers in response to the re-opening of the export market to China as discussed in Item 1. “Business - Industry Background - Current Marketplace Opportunities.”

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. Product sales for the year ended December 31, 2017 increased approximately $528,500, or 44.8% compared to 2016. Overall, our product sales have increased primarily in response to the re-opening of the China export market and the requirement for source and age verification using an identification tag at birth for cattle.

Costs of revenues for our verification and certification segment for the year ended December 31, 2017 were approximately $6.81 million compared to approximately $5.52 million in 2016. Gross margin for the year ended December 31, 2017 decreased slightly to 44.2% compared to 46.6% in 2016. Our margins are impacted by various costs such as cost of products, salaries and benefits, insurance, and taxes. Because certain elements of our cost of revenues are fixed in nature, incremental sales positively impact our margins.

Selling, general and administrative expenses for the year ended December 31, 2017 were approximately $5.32 million compared to $4.78 million in 2016. Overall, the increase in our selling, general and administrative expenses is due in part to slightly higher head count and 2017 bonuses paid, increased sales and marketing costs, and increasing public company compliance costs and implementing new accounting standards. The year ended December 31, 2017 also included $118,000 in acquisition-related (legal, accounting and consulting) expenses of SureHarvest and A Bee Organic.

Software Sales and Related Consulting Segment

Software license, maintenance and support services revenue for the year ended December 31, 2017 of approximately $769,600 represents a new revenue stream specific to our acquisition of SureHarvest, as further described in Note 2 to the consolidated financial statements. SureHarvest employs a SaaS revenue model that bundles annual software licenses with ongoing software enhancements and upgrades and a wide range of professional services that generate incremental revenue specific to the food and agricultural industry.

Software-related consulting service revenue for the year ended December 31, 2017 of approximately $634,300 primarily represents fees earned from professional appearances, customer education and training related services. It is a new revenue stream specific to our acquisition of SureHarvest, as further described in Note 2 to the consolidated financial statements.

Selling, general and administrative expenses for the year ended December 31, 2017 was approximately $1.41 million. Approximately $566,100 is due to amortization and depreciation expense related to assets acquired in the SureHarvest acquisition, and approximately $848,400 is due to salaries, professional services and other general and administrative costs.

As with all of our acquisitions, we continue to identify synergies and implement best practices. We focus our efforts to create value in various ways such as improving the performance of our acquired businesses, removing excess capacity, creating market access for products, acquiring skills and technologies more quickly or at a lower cost than we can build in-house, exploiting our industry-specific scalability and bundling opportunities, and picking winners early and helping them develop their businesses. Achieving any or all of these strategies take time to implement. We have learned that it can take two to three years after an acquisition to fully understand the complexities of a larger acquisition, at which time, we have seen solid improvements in revenues and/or costs.

Income Tax Expense

For the year ended December 31, 2017, we recorded income tax expense of approximately $266,225 compared to $235,600 for 2016. The effective tax rate for the year ended December 31, 2017 increased significantly due to two items. The first was the loss incurred by SureHarvest. For consolidation purposes, SureHarvest’s entire loss is included in the Company’s consolidated net income. However, for tax purposes, 40% of the loss will be allocated to the holder of the minority interest. As a result, approximately $116,000 of the tax expense relates to this adjustment in the financials. The second item relates to the true up of prior year net operating losses for federal and state tax purposes, resulting in an additional tax expense of approximately $62,600.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the year ended December 31, 2017 was approximately $140,700 or $0.01 per basic and diluted common share, compared to approximately $433,200 or $0.02 per basic and diluted common share in 2016.

Liquidity and Capital Resources

At December 31, 2017, we had cash, cash equivalents and short-term investments of approximately $3,449,000 compared to approximately $3,223,100 at December 31, 2016. Our working capital at December 31, 2017 was approximately $3,779,200 compared to approximately $3,429,200 at December 31, 2016.

Net cash provided by operating activities during 2017 was approximately $657,200 compared to net cash provided by operating activities of $986,100 during the same period in 2016. Net cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock-based compensation expense, and deferred taxes. Fluctuations are primarily due to the timing of cash receipts and cash disbursements offset by operating performance.

Net cash used in investing activities during 2017 was approximately $242,800 compared to net cash used in investing activities of approximately $1.72 million during 2016. Net cash used in the 2017 period was primarily attributable to the acquisition of A Bee Organic, as well as routine purchases of property and equipment. Net cash used in the 2016 period was primarily attributable to the acquisition of a 60% interest in SureHarvest for $1,122,000 in cash, and the acquisition of the remaining 40% interest in Validus for which we paid $162,700 in cash. Additionally, we spent approximately $445,900 towards property and equipment in 2016, primarily due to relocating our corporate headquarters.

Net cash used in financing activities during 2017 was approximately $198,600 compared to net cash used of $307,200 in the 2016 period. Net cash used in the 2017 period was primarily due to the repurchase of common shares under the Stock Buyback Plan of approximately $199,600. Net cash used in the 2016 period was primarily due to the repurchase of common shares under the Stock Buyback Plan of approximately $347,000 offset by proceeds from stock option exercises of approximately $65,000.

Historically, our growth has been funded through a combination of convertible debt from private investors and private placement offerings. We continually evaluate all funding options, including additional offerings of our securities to private, public and institutional investors and other credit facilities as they become available.

The primary driver of our operating cash flow is our third-party verification solutions, specifically the gross margin generated from services provided. Therefore, we focus on the elements of those operations, including revenue growth and long-term projects that ensure a steady stream of operating profits to enable us to meet our cash obligations. On a weekly basis, we review the performance of each of our revenue streams focusing on third-party verification solutions compared with prior periods and our operating plan. We believe that our various sources of capital, including cash flow from operating activities, overall improvement in our performance, and our ability to obtain additional financing, are adequate to finance current operations as well as the repayment of current debt obligations. We are not aware of any other event or trend that would negatively affect our liquidity. In the event such a trend develops, we believe that there are sufficient financing avenues available to us and from our internal cash-generating capabilities to adequately manage our ongoing business.

The culmination of all our efforts has brought significant opportunities to us, including increased investor confidence and renewed interest in our company, as well as the potential to develop business relationships with long-term strategic partners. In keeping with our core business, we will continue to review our business model with a focus on profitability, long-term capital solutions and the potential impact of acquisitions or divestitures, if such an opportunity arises.

Our plan for continued growth is primarily based upon acquisitions, as well as intensifying our focus on international markets. We believe that there are significant growth opportunities available to us because often the only way to overcome import or export restrictions is via a quality verification program.

Debt Facility

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2020. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due upon maturity. As of December 31, 2017, the effective interest rate was 5.5%. The LOC is collateralized by all the business assets of International Certification Services, Inc. (“ICS”). As of December 31, 2017, there were no amounts outstanding under this LOC.

Off Balance Sheet Arrangements

As of December 31, 2017, we had no off-balance sheet arrangements of any type.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are discussed in Note 2 to our consolidated financial statements set forth in Item 8 of this Annual Report on Form 10-K.

Revenue Recognition

Verification and Certification Segment

We offer a range of products and services to maintain identification, traceability, and verification systems. We conduct both on-site and desk audits to verify that claims being made about livestock, food, other high-value specialty crops and agricultural products are accurate. We generate revenue primarily from the sale of our verification solutions, consulting services and hardware sales. We sell our products and services directly to customers at various levels in the livestock and agricultural supply chains.

Verification and certification service revenue primarily consists of fees charged for verification audits and other verification services that the Company performs for customers. Revenue from verification audits is recognized upon completion of the audits. Contracts for these services are cancelable only for non-performance.

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

Software Sales and Related Consulting Segment

We also derive revenue from software licenses, maintenance and services. Our license arrangements generally contain multiple-elements, including software maintenance services and consulting services. We do not recognize revenue until the following four basic criteria are met: (i) persuasive evidence of an arrangement exists, (ii) our product has been shipped or, if delivered electronically, the customer has the right to access the software, (iii) the fee is fixed or determinable, and (iv) collection of the fee is probable.

We predominately offer products via a SaaS model, which is a subscription based model. Subscription revenue derived from these agreements is generally recognized on a straight-line basis over the subscription term.

We generally sell our software licenses with maintenance services and, in some cases, also with consulting services. For these multiple-element arrangements, we allocate revenue to the delivered elements of the arrangement using the residual method, whereby revenue is allocated to the undelivered elements based on vendor specific objective evidence (or “VSOE”) of fair value of the undelivered elements with the remaining arrangement fee allocated to the delivered elements and recognized as revenue assuming all other revenue recognition criteria are met. For the undelivered elements, we determine VSOE of fair value to be the price charged when the undelivered element is sold separately. We determine VSOE for maintenance sold in connection with a software license based on the amount that will be separately charged for the maintenance renewal period. We determine VSOE for consulting services by reference to the amount charged for similar engagements when a software license sale is not involved. We review services sold separately on a periodic basis and update, when appropriate, our VSOE of fair value for such maintenance and services to ensure that it reflects our recent pricing experience. If payment of the software license fees is dependent upon the performance of consulting services or the consulting services are essential to the functionality of the licensed software, then we recognize both the software license and consulting fees using the completed contract method.

Revenue from maintenance is recognized ratably over the service period. Maintenance revenue is deferred until the associated license is delivered to the customer and all other criteria for revenue recognition have been met. Revenue from consulting services is generally recognized as the services are delivered to the customer.

Other

Sales taxes collected from customers and remitted to government authorities are excluded from revenue.

Generally, we do not provide right of return or warranty on product sales or services performed.

In connection with certain arrangements, reimbursable expenses are incurred and billed to customers and such amounts are recognized as both revenue and cost of revenue.

Stock-Based Compensation

The Company recognizes all equity-based compensation as stock-based compensation expense based on the fair value of the compensation measured at the grant date. For stock options, fair value is calculated using the Black-Scholes-Merton option-pricing model. For restricted stock awards, fair value is the closing stock price for the Company’s common stock on the grant date. The expense is recognized over the vesting period of the grant.

Calculating stock-based compensation expense using the Black-Scholes-Merton option-pricing model requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. Under this pricing model, which incorporates ranges of assumptions for inputs, our assumptions are as follows:

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

There is a risk that our estimates of the fair values may differ from the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. It is possible that employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. Although the fair value of our stock options is determined in accordance with GAAP and the SEC’s Staff Accounting Bulletin No. 107 using the Black-Scholes-Merton option-pricing model, the value calculated may not be indicative of the fair value observed in a willing buyer / willing seller market transaction.

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

The accounting standard related to income taxes applies to all tax positions and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The accounting standard requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. This standard also provides guidance on the presentation of tax matters and the recognition of potential Internal Revenue Service interest and penalties. As of December 31, 2017 and 2016, the Company did not have an unrecognized tax liability.

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

In determining the fair values of assets acquired and liabilities assumed in a business combination, we use various recognized valuation methods, including present value modeling and referenced market values (where available). Further, we make assumptions within certain valuation techniques, including discount rates and the timing of future cash flows. Valuations are performed by management or independent valuation specialists under management’s supervision, where appropriate. We believe that the estimated fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions that marketplace participants would use. However, such assumptions are inherently uncertain and actual results could differ from those estimates.

As part of our accounting for business combinations, we are required to determine the useful lives of identifiable intangible assets recognized separately from goodwill. The useful life of an intangible asset is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the acquired business. An intangible asset with a finite useful life is amortized; an intangible asset with an indefinite useful life is not amortized.

Additionally, when acquiring a company that has recorded deferred revenue in its historical, pre-acquisition financial statements, we are required as part of purchase accounting to re-measure the deferred revenue as of the acquisition date. Deferred revenue is re-measured to represent solely the cost that relates to the associated legal performance obligation which we assumed as part of the acquisition, plus a normal profit margin representing the level of effort or assumption of risk assumed. Legal performance obligations that simply relate to the passage of time would not result in recognized deferred revenue as there is little to no associated cost.

Definite Lived Intangible Assets

Our definite lived intangible assets consist of customer relationships, accreditations, a beneficial lease arrangement, tradenames/trademarks and patents related to our acquisitions, recorded at estimated fair value. It also consists of our trademark rights and the related costs incurred to obtain the trademark rights recorded at cost. These definite lived assets are subject to amortization using the straight-line method over the estimated useful lives of the respective assets, which range from two to fifteen years. See Note 5 to our consolidated financial statements set forth in Item 8-K of this Annual Report on Form 10-K.

Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as consumer spending habits and general economic trends, and internal factors such as changes in our business strategy and our internal forecasts. We review intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. If our qualitative analysis indicates that there could be an impairment, we then determine whether an impairment loss occurred which requires a comparison of the carrying amount to the sum of the undiscounted cash flows expected to be generated by the asset, or the expected proceeds, net of costs to sell, upon sale of the asset. If an impairment exists, the amount of impairment is measured as the excess of the carrying amount of the asset over its fair value. During 2016 and 2017, we completed a qualitative analysis, and based upon the work performed, we concluded that no impairment existed.

Goodwill and Other Non-Amortizable Intangible Assets

Goodwill relates to our acquisitions of ICS, Validus and SureHarvest. All other non-amortizable intangible assets relate to the trademarks/tradenames acquired in the Validus acquisition and have an indefinite life. Pursuant to Accounting Standards Codification (“ASC”) Topic 350, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to no longer be indefinite. Accordingly, we evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events or circumstances continue to support an indefinite useful life. As of December 31, 2017, there have been no changes to the indefinite life determination pertaining to these intangible assets.

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

During the fourth quarter of 2017, we assessed the carrying value of goodwill and other intangible assets of each of ICS, Validus and SureHarvest, our three reporting units. At December 31, 2017, goodwill assigned to ICS, Validus and SureHarvest was approximately $533,000, $746,800, and $1,372,500 respectively.

We performed a qualitative assessment on our ICS and Validus reporting units for our 2017 annual test and concluded that it was more-likely-than-not that the fair value of the reporting unit exceeded its carrying value and, therefore, a two-step impairment test was not necessary. The qualitative assessment compares current performance, expectations and other indicators against what was expected as part of the most recent Step 1 valuation. Consequently, the key estimates and assumptions related to the most recent Step 1 valuation pertaining to this reporting unit had not changed since our previous annual report.

We estimate the SureHarvest reporting unit’s fair value using a 13-year projection of discounted cash flows which incorporates planned growth rates, market-based discount rates and estimates of residual value. Additionally, we used a market-based, weighted-average cost of capital of 16.3% to discount the projected cash flows of those operations. Estimating the fair value of an individual reporting unit requires us to make assumptions and estimates regarding our future plans, industry and economic conditions and our actual results and conditions may differ over time. If the carrying value of a reporting unit’s net assets exceeds its fair value, the second step is applied to measure the difference between the carrying value and implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, the goodwill is considered impaired and reduced to its implied fair value. In connection with our testing, we noted the SureHarvest reporting unit was more sensitive to near-term changes in discounted cash flow assumptions. As of December 31, 2017, the fair value exceeded the carrying value of net assets by approximately 3%. While the reporting unit passed the first step of the impairment test, if operating income or another valuation assumption were to deteriorate significantly in the future, it could adversely affect the estimated fair value. If we are unsuccessful in our plans to increase the profitability of the SureHarvest reporting unit, the estimated fair value could decline and lead to a potential goodwill impairment in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to our consolidated financial statements set forth in Item 8 of this Annual Report on Form 10-K for a detailed description of recent accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Where Food Comes From, Inc.
Castle Rock, Colorado

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of Where Food Comes From, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of income, equity, and cash flows, for each year in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each year in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EKS&H LLLP

April 2, 2018
Denver, Colorado

We have served as the Company’s auditors since 2016.

Where Food Comes From, Inc.
Consolidated Balance Sheets

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$2,705,778	$2,489,985
Accounts receivable, net of allowance (Note 2)	1,898,749	1,344,646
Short-term investments	743,206	733,104
Prepaid expenses and other current assets	245,073	203,744
Total current assets	5,592,806	4,771,479
Property and equipment, net	1,068,087	1,229,350
Intangible and other assets, net	3,948,530	4,228,228
Goodwill	2,652,250	2,652,250
Deferred tax assets, net	79,622	—
Total assets	$13,341,295	$12,881,307

Liabilities and Equity
Current liabilities:
Accounts payable	$457,307	$333,784
Accrued expenses and other current liabilities	555,129	480,047
Customer deposits and deferred revenue	851,185	524,396
Current portion of notes payable	9,446	—
Current portion of capital lease obligations	7,527	4,067
Total current liabilities	1,880,594	1,342,294
Notes payable, net of current portion	42,452	—
Capital lease obligations, net of current portion	25,419	15,735
Lease incentive obligation	147,189	158,025
Deferred tax liabilities	—	49,440
Total liabilities	2,095,654	1,565,494

Commitments and contingencies (Note 13)

Contingently redeemable non-controlling interest	1,574,765	1,888,135

Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 24,972,684 (2017) and 24,890,121 (2016) shares issued, and 24,652,895 (2017) and 24,647,186 (2016) shares outstanding	24,972	24,890
Additional paid-in-capital	10,353,037	10,052,597
Treasury stock of 319,789 (2017) and 242,935 (2016) shares	(724,530)	(524,892)
Retained earnings (accumulated deficit)	17,397	(124,917)
Total equity	9,670,876	9,427,678
Total liabilities and stockholders’ equity	$13,341,295	$12,881,307

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.
Consolidated Statements of Income

	Year ended December 31,
	2017	2016
Revenues:
Verification and certification service revenue	$12,335,195	$10,434,114
Product sales	1,709,397	1,180,919
Software license, maintenance and support services revenue	769,574	—
Software-related consulting service revenue	634,326	—
Total revenues	15,448,492	11,615,033
Costs of revenues:
Costs of verification and certification services	6,808,547	5,518,024
Costs of products	1,047,747	684,121
Costs of software license, maintenance and support services	500,426	—
Costs of software-related consulting services	271,012	—
Total costs of revenues	8,627,732	6,202,145
Gross profit	6,820,760	5,412,888
Selling, general and administrative expenses	6,738,578	4,778,389
Income from operations	82,182	634,499
Other expense (income):
Interest expense	1,591	1,517
Other income, net	(14,578)	(4,131)
Income before income taxes	95,169	637,113
Income tax expense	266,225	235,547
Net (loss) income	(171,056)	401,566
Net loss attributable to non-controlling interest	313,370	31,605
Net income attributable to Where Food Comes From, Inc.	$142,314	$433,171

Per share - net income attributable to Where Food Comes From, Inc.:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

Weighted average number of common shares outstanding:
Basic	24,673,912	23,818,762
Diluted	24,842,246	23,964,026

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.
Consolidated Statements of Cash Flows

	Year ended December 31,
	2017	2016

Operating activities:
Net (loss) income	$(171,056)	$401,566
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	854,180	267,645
Lease incentive obligation	(10,836)	—
Stock-based compensation expense	169,133	121,871
Common stock issued for services rendered	25,000	78,750
Deferred tax (benefit) expense	(129,062)	169,994
Bad debt expense	17,525	5,345
Loss on disposal of property and equipment	—	7,482
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable	(571,628)	50,753
Short-term investments	(10,102)	(481,387)
Prepaid expenses and other assets	(41,329)	(48,832)
Accounts payable	123,523	(222,614)
Accrued expenses and other current liabilities	75,082	382,958
Customer deposits and deferred revenue	326,789	252,525
Net cash provided by operating activities	657,219	986,056

Investing activities:
Acquisition of A Bee Organic	(150,000)	—
Acquisition of Validus Verification Services, Inc., remaining 40% interest	—	(162,707)
Acquisition of 60% interest in SureHarvest	—	(1,121,990)
Purchases of property and equipment	(83,757)	(445,847)
Purchases of other long-term assets	(9,043)	—
Proceeds from sale of property and equipment	—	11,990
Net cash used in investing activities	(242,800)	(1,718,554)

Financing activities:
Repayments of notes payable	(2,267)	(16,211)
Repayments of capital lease obligations	(4,889)	(9,047)
Proceeds from stock option exercise	8,168	65,037
Stock repurchase under Stock Buyback Plan	(199,638)	(346,976)
Net cash used in financing activities	(198,626)	(307,197)
Net change in cash	215,793	(1,039,695)
Cash at beginning of year	2,489,985	3,529,680
Cash at end of year	$2,705,778	$2,489,985

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.
Consolidated Statement of Equity
Years ended December 31, 2017 and 2016

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit/ Retained Earnings
	Shares	Amount				Total
Balance at January 1, 2016	23,736,487	23,822	7,446,634	(177,916)	(558,088)	6,734,452

Stock-based compensation expense	—		121,871	—	—	121,871
Issuance of common shares upon exercise of options	86,417	86	64,951	—	—	65,037
Repurchase of common shares under Stock Buyback Plan	(157,127)	—	—	(346,976)	—	(346,976)
Issuance of common shares for remaining interest in Validus	93,057	93	199,979	—	—	200,072
Acquisition of non-controlling interest in Validus, net of tax effect	—	—	431,088	—	—	431,088
Issuance of common shares for 60% interest in SureHarvest	850,852	851	1,709,362	—	—	1,710,213
Issuance of common shares for acquisition-related consulting services	37,500	38	78,712	—	—	78,750
Net income attributable to Where Food Comes From, Inc.	—	—	—	—	433,171	433,171
Balance at December 31, 2016	24,647,186	$24,890	$10,052,597	$(524,892)	$(124,917)	$9,427,678

Acquisition of A Bee Organic	45,684	45	98,176	—	—	98,221
Issuance of common shares for acquisition-related consulting services	11,628	12	24,988	—	—	25,000
Stock-based compensation expense	—		169,133	—	—	169,133
Issuance of common shares upon exercise of options	7,001	7	8,161	—	—	8,168
Repurchase of common shares under Stock Buyback Plan	(76,854)	—	—	(199,638)	—	(199,638)
Vesting of restricted stock awards	18,250	18	(18)	—	—	—
Net income attributable to Where Food Comes From, Inc.	—	—	—	—	142,314	142,314
Balance at December 31, 2017	24,652,895	$24,972	$10,353,037	$(724,530)	$17,397	$9,670,876

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

Note 1 - The Company and Basis of Presentation

Business Overview

Where Food Comes From, Inc. is a Colorado corporation based in Castle Rock, Colorado (“WFCF,” the “Company,” “our,” “we,” or “us”). We provide verification and certification solutions for the agriculture, livestock and food industry. Most of our customers are located throughout the United States.

On September 16, 2013, we acquired a 60% interest in Validus Verification Services LLC (“Validus”) which consisted of the auditing business of Praedium Ventures, LLC (“Praedium”), previously known as Validus Ventures LLC. On February 29, 2016, the Company exercised its call option to acquire the remaining 40% interest in Validus (Note 3).

On December 28, 2016, we acquired a 60% interest in SureHarvest Services, LLC (“SureHarvest”) which consisted of all the business assets of SureHarvest, Inc. (Note 3).

On May 30, 2017, we acquired 100% of the business assets of A Bee Organic, LLC.

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

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

We place our cash with high quality financial institutions. At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit; however, we have not experienced any losses related to balances that exceed such FDIC insurance limits, and we believe our credit risk is minimal. At times, we may also invest in short-term investments with original maturities of three months or less, which we consider to be cash and cash equivalents, since they are readily convertible to cash.

Short-Term Investments

Certificates of deposit with original maturities greater than three months and remaining maturities less than one year are classified as “Short-term investments.”

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

Revenue Recognition

Verification and Certification Segment

We offer a range of products and services to maintain identification, traceability, and verification systems. We conduct both on-site and desk audits to verify that claims being made about livestock, food, other high-value specialty crops and agricultural products are accurate. We generate revenue primarily from the sale of our verification solutions, consulting services and hardware sales. We sell our products and services directly to customers at various levels in the livestock and agricultural supply chains.

Verification and certification service revenue primarily consists of fees charged for verification audits and other verification services that the Company performs for customers. Revenue from verification audits is recognized upon completion of the audits. Contracts for these services are cancelable only for non-performance.

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

Software Sales and Related Consulting Segment

We also derive revenue from software licenses, maintenance and services. Our license arrangements generally contain multiple-elements, including software maintenance services and consulting services. We do not recognize revenue until the following four basic criteria are met: (i) persuasive evidence of an arrangement exists, (ii) our product has been shipped or, if delivered electronically, the customer has the right to access the software, (iii) the fee is fixed or determinable, and (iv) collection of the fee is probable.

We predominately offer products via a SaaS model, which is a subscription based model. Subscription revenue derived from these agreements is generally recognized on a straight-line basis over the subscription term.

We generally sell our software licenses with maintenance services and, in some cases, also with consulting services. For these multiple-element arrangements, we allocate revenue to the delivered elements of the arrangement using the residual method, whereby revenue is allocated to the undelivered elements based on vendor specific objective evidence (or “VSOE”) of fair value of the undelivered elements with the remaining arrangement fee allocated to the delivered elements and recognized as revenue assuming all other revenue recognition criteria are met. For the undelivered elements, we determine VSOE of fair value to be the price charged when the undelivered element is sold separately. We determine VSOE for maintenance sold in connection with a software license based on the amount that will be separately charged for the maintenance renewal period. We determine VSOE for consulting services by reference to the amount charged for similar engagements when a software license sale is not involved. We review services sold separately on a periodic basis and update, when appropriate, our VSOE of fair value for such maintenance and services to ensure that it reflects our recent pricing experience. If payment of the software license fees is dependent upon the performance of consulting services or the consulting services are essential to the functionality of the licensed software, then we recognize both the software license and consulting fees using the completed contract method.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

Revenue from maintenance is recognized ratably over the service period. Maintenance revenue is deferred until the associated license is delivered to the customer and all other criteria for revenue recognition have been met. Revenue from consulting services is generally recognized as the services are delivered to the customer.

Other

Sales taxes collected from customers and remitted to government authorities are excluded from revenue.

Generally, we do not provide right of return or warranty on product sales or services performed.

In connection with certain arrangements, reimbursable expenses are incurred and billed to customers and such amounts are recognized as both revenue and cost of revenue.

Accounts Receivable and Allowance for Doubtful Accounts

Our receivables are generally due from trade customers. Credit is extended based on our evaluation of the customer’s financial condition, and generally collateral is not required. Accounts receivable are generally due approximately 30 days from the invoice date and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts receivable that are outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss and payment history, the customer’s current ability to pay its obligations to us and the condition of the general economy and the industry as a whole. We write off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The allowance for doubtful accounts was approximately $47,600 and $17,900, at December 31, 2017 and 2016, respectively.

No single customer accounted for greater than 10% of our accounts receivable balances at December 31, 2017 and 2016.

Cost of Revenues

Salaries and related fringe benefits directly associated with our verification and certification service revenues are allocated to costs of verification and certification services.

Costs of products primarily represents the cost of livestock ear tags generally used in connection with our verification programs. Livestock identification ear tags sold in connection with our verification offerings are purchased primarily from one supplier. However, there are numerous other companies which manufacture and market such ear tags.

Costs of product support, including web hosting fees, salaries and related fringe benefits directly associated with our software license, maintenance and support services, are allocated to costs of software license, maintenance and support services.

Salaries and related fringe benefits directly associated with our software-related consulting revenues are allocated to costs of software-related consulting services.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

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

The acquisition of a group of assets in a business combination transaction requires fair value estimates for assets acquired and liabilities assumed. The fair value of assets and liabilities acquired through business combinations is calculated using a discounted future cash flows method. The discounted cash flows are developed using the income approach in which a value (based on management’s expectations for the future) is determined by converting anticipated benefits. The fair value measurements are based on significant inputs not observable in the market and thus represent fair value measurements which are designated as Level 3 inputs within the fair value hierarchy. Key assumptions and considerations include:

a)	A discount rate range of 19-22 percent;

b)	Terminal value based on long-term sustainable growth rates of 3 percent;

c)	Financial data of comparable companies for market participant assumptions; and

d)	Consideration of the marketability that market participants would consider when measuring the fair value of a non-controlling interest in our acquisition.

Other Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their short maturities. The carrying values shown for short-term investments and notes payable also approximate fair value because current interest rates and terms offered to us for similar instruments are substantially the same (Level 2 inputs).

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the respective assets. Land is not depreciated. Buildings are depreciated over 20 years. Leasehold improvements are depreciated over the shorter of the lease term, which generally includes reasonably assured option periods, or the estimated useful lives of the assets. All other property and equipment have depreciable lives which range from two to seven years. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and the related gain or loss is reflected in earnings.

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

Significant judgments are required to estimate the fair value of intangible assets, including estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions or the occurrence of one or more confirming events in future periods could cause the actual results or outcomes to materially differ from such estimates and could also affect the determination of fair value and/or impairment at future reporting dates.  No impairment was identified among the Company’s long-lived assets through December 31, 2017 and 2016.

Definite Lived Intangible Assets

Our definite lived intangible assets consist of customer relationships, accreditations, a beneficial lease arrangement, tradenames/trademarks and patents related to our acquisitions, recorded at estimated fair value. Such assets also consist of our trademark rights and the related costs incurred to obtain the trademark rights recorded at cost. These definite lived assets are subject to amortization using the straight-line method over the estimated useful lives of the respective assets, which range from two to fifteen years. (Note 5).

Assumptions and estimates about future values and remaining useful lives of our intangible and other long-lived assets are complex and subjective. They can be affected by a variety of factors, including external factors such as consumer spending habits and general economic trends, and internal factors such as changes in our business strategy and our internal forecasts. We review intangible assets with finite lives for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. If our qualitative analysis indicates that there could be an impairment, we then determine whether an impairment loss occurred, which requires a comparison of the carrying amount to the sum of the undiscounted cash flows expected to be generated by the asset, or the expected proceeds, net of costs to sell, upon sale of the asset. If an impairment exists, the amount of impairment is measured as the excess of the carrying amount of the asset over its fair value. During 2017 and 2016, we completed a quantitative and qualitative analysis, and based upon the work performed, we concluded that no indicators of impairment existed.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

Goodwill and Other Non-Amortizable Intangible Assets

Goodwill relates to our acquisitions of International Certification Services, Inc. (“ICS”), Validus and SureHarvest. All other non-amortizable intangible assets relate to the trademarks/tradenames acquired in the Validus acquisition and have an indefinite life.  Pursuant to ASC Topic 350, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to no longer be indefinite. Accordingly, we evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events or circumstances continue to support an indefinite useful life. As of December 31, 2017, there have been no changes to the indefinite life determination pertaining to these intangible assets.

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

During the fourth quarter of 2017, we assessed the carrying value of goodwill and other intangible assets of each of ICS, Validus and SureHarvest, our three reporting units. At December 31, 2017, goodwill assigned to ICS, Validus and SureHarvest was approximately $533,000, $746,800, and $1,372,500 respectively.

We performed a qualitative assessment on our ICS and Validus reporting units for our 2017 annual test and concluded that it was more-likely-than-not that the fair value of the reporting unit exceeded its carrying value and, therefore, a two-step impairment test was not necessary. The qualitative assessment compares current performance, expectations and other indicators against what was expected as part of the most recent Step 1 valuation. Consequently, the key estimates and assumptions related to the most recent Step 1 valuation pertaining to this reporting unit had not changed since our previous annual report.

We estimate the SureHarvest reporting unit’s fair value using a 13-year projection of discounted cash flows which incorporates planned growth rates, market-based discount rates and estimates of residual value. Additionally, we used a market-based, weighted-average cost of capital of 16.3% to discount the projected cash flows of those operations. Estimating the fair value of an individual reporting unit requires us to make assumptions and estimates regarding our future plans, industry and economic conditions and our actual results and conditions may differ over time. If the carrying value of a reporting unit’s net assets exceeds its fair value, the second step is applied to measure the difference between the carrying value and implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, the goodwill is considered impaired and reduced to its implied fair value. In connection with our testing, we noted the SureHarvest reporting unit was more sensitive to near-term changes in discounted cash flow assumptions. As of December 31, 2017, the fair value exceeded the carrying value of net assets by approximately 3%. While the reporting unit passed the first step of the impairment test, if operating income or another valuation assumption were to deteriorate significantly in the future, it could adversely affect the estimated fair value. If we are unsuccessful in our plans to increase the profitability of the SureHarvest reporting unit, the estimated fair value could decline and lead to a potential goodwill impairment in the future.

Research and Development and Software Development Costs

Research and development costs are charged to operations as incurred. We did not incur any research and development expense in 2017 and 2016.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

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

In 2013, we acquired certain assets of Validus, which included internally-developed software with an estimated fair value of $129,000. During 2017 and 2016, the amortization of capitalized costs totaled approximately $0 and $43,000, respectively, included in depreciation expense (Note 4). Capitalized costs are included in property and equipment.

Software development costs for external sale are capitalized once technological feasibility is achieved. Capitalized costs are amortized over the expected benefit period. We generally expense a significant portion of software development costs because technological feasibility occurs very late in the software development process. In connection with our SureHarvest acquisition on December 28, 2016 (Note 3), software developed for external sale with an estimated fair value of approximately $558,000 has been included in property and equipment. During 2017, the amortization of capitalized costs totaled approximately $186,000, included in depreciation expense (Note 4).

Advertising and Marketing Expenses

Advertising and marketing costs are expensed as incurred. Total advertising and marketing expenses for the years ended December 31, 2017 and 2016, were approximately $290,000 and $220,400, respectively.

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

The accounting standard related to income taxes applies to all tax positions and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The accounting standard requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits.  This standard also provides guidance on the presentation of tax matters and the recognition of potential Internal Revenue Service interest and penalties. As of December 31, 2017 and 2016, the Company did not have an unrecognized tax liability.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. The Company did not incur any interest and penalties for the years ended December 31, 2017 and 2016.

The Company files income tax returns in the U.S. and various state jurisdictions, and there are open statutes of limitation for taxing authorities to audit our tax returns from 2014 through the current period.

The Tax Cuts and Jobs Act (“Tax Act”) was signed into law on December 22, 2017. The Tax Act includes significant changes to the U.S. corporate income tax system, including a federal corporate rate reduction from 35% to 21%, limitations, the deductibility of interest expense and executive compensation, eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized, changing the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, and, the transition of U.S. international taxation from a worldwide tax system to a territorial tax system.

As a result of the reduction in the federal tax rate, the Company was required to revalue its ending net deferred tax liabilities and/or assets as of December 31, 2017, as well as evaluate whether a valuation allowance was needed for deferred tax assets. For 2017, the primary impact to the Company is the reduction in the federal corporate tax rate from 35% to 21% which reduced the Company’s ending deferred tax assets by approximately $40,000.

Stock-Based Compensation

The Company recognizes all equity-based compensation as stock-based compensation expense based on the fair value of the compensation measured at the grant date. For stock options, fair value is calculated at the date of grant using the Black-Scholes-Merton option-pricing model. For restricted stock awards, fair value is the closing stock price for the Company’s common stock on the grant date. The expense is recognized over the vesting period of the grant. See Note 10 for additional information.

Deferred Rent and Lease Incentives

For leases that contain fixed escalations of the minimum annual lease payment during the original term of the lease, we recognize rental expense on a straight-line basis over the lease term and record the difference between rent expense and the amount currently payable as deferred rent. Deferred lease incentives include construction allowances received from landlords, which are amortized on a straight-line basis over the lease terms.

Recently Issued Accounting Standards

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes current revenue recognition requirements and industry-specific guidance. The codification changes the revenue recognition for companies that enter into contracts with customers to transfer goods or services. The standard is a comprehensive new revenue recognition model that requires revenue to be recognized in a manner depicting the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. The FASB has also issued a number of updates to this standard. We adopted the standard on January 1, 2018. Companies may use either a full retrospective or a modified retrospective approach to adopt this standard. We adopted the standard using a modified retrospective approach.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

We are in the final stages of assessing the impact of adoption and evaluating the materiality of that impact on our consolidated financial statements. We note that our conclusions are subject to change, and we continue to review our implementation documentation, finalize our impact assessment and perform other implementation activities.

In addition to completing our review of contracts and quantifying the impacts on the consolidated financial statements, we have analyzed our internal control over financial reporting framework and determined that there will be new controls added around contract inception and contract modifications, as well as periodic reviews of material contracts. In addition, we have reviewed the impacts of this standard on our footnote disclosures for periods subsequent to January 1, 2018. We have determined that the adoption of this standard will result in several additional disclosures, including but not limited to additional information around our performance obligations, the timing of revenue recognition, remaining performance obligations at period end, contract assets and liabilities and significant judgments made that impact the amount and timing of revenue from our contracts with customers.

Clarifying the Definition of a Business

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business,” which provides guidance on evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The ASU amends ASC 805 to provide a more robust framework to use in determining when a set of assets and activities is a business. In addition, the amendments provide more consistency in applying the guidance, reduce the costs of application, and make the definition of a business more operable. The new guidance will be effective for the Company in the first quarter of 2018. The Company has evaluated the provisions of this new guidance and has determined this standard does not currently have an impact on its financial condition, results of operations, cash flows and related disclosures.

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

Simplifying the Test for Goodwill Impairment

In April 2017, the FASB has issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which removes Step 2 from the goodwill impairment test. As a result, under the Accounting Standards Update (“ASU”), an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company is required to adopt the new standard in 2020. The Company is currently evaluating the provisions of this new guidance and has not determined the impact this standard may have on its financial condition, results of operations, cash flows and related disclosures.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

We have considered all other recently issued accounting pronouncements and do not believe the adoption of such pronouncements will have a material impact on our consolidated financial statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. Net income and shareholders’ equity were not affected by these reclassifications.

Note 3 – Business Acquisitions

Validus Acquisition

On September 16, 2013, we entered into an Asset Purchase and Contribution Agreement (the “Validus Purchase Agreement”), by and among the Company, Validus, and Praedium. In connection with this transaction, Praedium was issued a 40% interest in Validus, with the Company holding a 60% interest. The Company had the first right of refusal on the remaining 40% of the outstanding membership interests and a call option to acquire the remaining 40% interest.

Effective February 29, 2016, the Company exercised its call option to purchase the remaining 40% interest of Validus in exchange for cash consideration of approximately $162,700, and 93,057 shares of common stock valued at approximately $200,100, pursuant to the Validus Purchase Agreement, dated September 16, 2013. The carrying amount of the contingently redeemable non-controlling interest was adjusted to $0 to reflect the change in the Company’s ownership interest up to 100%. The difference between the fair value of the consideration paid and the carrying value of the non-controlling interest on the date of the transaction, which totaled approximately $542,000, net of taxes of $110,900, was adjusted to equity.

SureHarvest Acquisition

On December 28, 2016, we entered into an Asset Purchase Agreement (the “SureHarvest Purchase Agreement”), by and among the Company, SureHarvest Services, LLC (“SureHarvest”) and SureHarvest, Inc., a California corporation (“SureHarvest, Inc.”). SureHarvest develops software and provides services related to sustainability measurement and benchmarking, traceability, verification and certification to the food and agriculture industries.

Pursuant to the SureHarvest Purchase Agreement, WFCF purchased the business assets of SureHarvest, Inc. in exchange for total consideration of approximately $2.8 million, comprised of $1,122,000 in cash and 850,852 shares of common stock of WFCF valued at approximately $1,710,000 based on the closing price of our stock on December 28, 2016, of $2.01 per share. The Company has the right of first refusal on the remaining 40% of the outstanding membership interests of SureHarvest, which owns the business assets of SureHarvest, Inc.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

Following the thirty-six-month anniversary of the effective date of the SureHarvest Purchase Agreement, the Company has the option, but not the obligation, to purchase all the membership interests (the 40% interest) of SureHarvest held by the SureHarvest, Inc., and SureHarvest, Inc. has the option, but not the obligation, to require the Company to purchase all the membership interests of SureHarvest held by the SureHarvest, Inc. The purchase price for the membership interests shall be equal to the amount the selling holders of the membership interests would be entitled to receive upon a liquidation of SureHarvest assuming all of the assets of SureHarvest are sold for a purchase price equal to the product of eight and half times trailing twelve-month earnings before income taxes, depreciation and amortization, as defined in the SureHarvest Purchase Agreement, subject to an $8 million ceiling.

Because SureHarvest, Inc., at its option, can require the Company to purchase its 40% interest in SureHarvest, the SureHarvest non-controlling interest meets the definition of a contingently redeemable non-controlling interest. Redeemable non-controlling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period and are shown as a separate caption between liabilities and equity (mezzanine section) in the accompanying consolidated balance sheets.

The table below summarizes the final allocated fair values assigned to the assets and liabilities acquired in addition to the excess of the purchase price over the net assets acquired:

Dec. 28, 2016
Accounts receivable	290,692
Property and equipment	572,620
Accounts payable and accrued expenses	(138,562)
Identifiable intangible assets	2,623,100
Excess attributable to goodwill	1,372,488
Total fair value	4,720,338
Fair value of non-controlling interest	(1,888,135)
Total consideration	$2,832,203

On the acquisition date, the fair value of the non-controlling interest was estimated to be $1,888,135. This amount was based upon the gross consideration that would have been paid assuming 100% of the outstanding equity had been acquired. Excess attributable to goodwill reflects the excess over the identifiable intangible assets acquired based on the final allocation of the purchase price. Goodwill is primarily attributable to the operational and financial benefits expected to be realized from the acquisition, including cost saving synergies from operating efficiencies, future growth in bundling opportunities across divisions and brands, realized savings from a more sophisticated information technology infrastructure, and strategic advances from expansion of our intellectual property. The final amounts of the components of intangible assets have been recorded as follows:

Dec. 28, 2016
Identifiable intangible assets and goodwill:
Trademarks	$218,000
Patents	970,100
Customer relationships	1,435,000
Goodwill	1,372,488
Total intangible assets and goodwill	$3,995,588

The useful lives for these identifiable intangible assets are expected to be between three and fifteen years.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

The following unaudited pro forma information presents the results of operations for the year ended December 31, 2016, as if the acquisition of SureHarvest had occurred on January 1, 2016. This pro forma information does not reflect any integration activities or cost savings from operating efficiencies, synergies, asset dispositions or other restructurings that could result from the acquisition, nor does it purport to represent what the Company’s actual results would have been if the acquisition had occurred as of the date indicated or what such results would be for any future periods.

Unaudited
2016
Total revenue	$13,292,825
Net income attributable to Where Food Comes From, Inc.	$275,553
Basic and diluted earnings per share	$0.01

A Bee Organic Acquisition

On May 30, 2017, we acquired A Bee Organic for $150,000 in cash and 45,684 shares of common stock of WFCF valued at approximately $98,000 based on the closing price of our stock on May 30, 2017, of $2.15 per share. The acquisition primarily consisted of the existing customer relationships and represents further expansion of our verification and certification solutions into hydroponics/aquaponics and apiary spaces. We believe the total consideration paid approximates the fair value of the assets acquired. We have allocated the total consideration to our identifiable intangible assets to be amortized over an estimated useful life of eight years.

The pro forma effects of A Bee Organic on the Company’s consolidated results of operations for 2017 and 2016, as if the acquisition had occurred on January 1, 2016 and 2017 are not material.

Note 4 - Property and Equipment

The major categories of property and equipment are as follows as of December 31st:

	2017	2016

Automobiles	$130,841	$76,676
Furniture and office equipment	326,902	203,797
Software and tools	924,498	952,081
Website development and other enhancements	183,385	183,385
Building and leasehold improvements	477,877	476,274
Land	2,436	2,436
	2,045,939	1,894,649
Less accumulated depreciation	977,852	665,299
Property and equipment, net	$1,068,087	$1,229,350

Total depreciation expense for the years ended December 31, 2017 and 2016 was approximately $317,200 and $112,600, respectively. Depreciation expense for assets recorded under capital lease was approximately $5,100 and $3,600 for the years ended December 31, 2017 and 2016, respectively.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

Note 5 – Intangible and Other Assets

The following table summarizes our intangible assets as of December 31st:

			Estimated
	2017	2016	Useful Life
Intangible assets subject to amortization:
Tradenames and trademarks	$282,307	$282,307	2.5 - 8.0 years
Accreditations	97,706	88,663	5.0 years
Customer relationships	3,084,551	2,836,330	8.0 - 15.0 years
Beneficial lease arrangement	120,200	120,200	11.0 years
Patents	970,100	970,100	4.0 years
	4,554,864	4,297,600
Less accumulated amortization	1,084,879	547,917
	3,469,985	3,749,683
Tradenames/trademarks (not subject to amortization)	465,000	465,000
	3,934,985	4,214,683
Other	13,545	13,545
	$3,948,530	$4,228,228

Amortization expense for the years ended December 31, 2017 and 2016 was approximately $537,000 and $155,100, respectively.

As of December 31, 2017, future scheduled amortization of intangible assets is as follows:

Fiscal year ending December 31:

2018	$547,548
2019	536,923
2020	515,111
2021	268,490
2022	256,148
Thereafter	1,345,765
$3,469,985

In connection with our acquisition of ICS in 2012, we recorded a beneficial lease arrangement of $120,200 related to a 2,300-square foot building located on approximately ¾ acre in Medina, North Dakota. On January 12, 2018, the Company purchased the 2,300-square foot building and terminated the lease. The net book value of the beneficial lease arrangement at December 31, 2017 was approximately $56,500 and will be was written off in January 2018.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

Note 6 – Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities as of December 31st:

	2017	2016
Income and sales taxes payable	$255,099	$90,701
Payroll related accruals	148,408	178,938
Professional fees and other expenses	80,326	189,276
Deferred rent expense	71,296	21,132
	$555,129	$480,047

Note 7 - Notes Payable and Capital Lease Obligations

Equipment Note

	December 31,
	2017	2016

Vehicle note	$51,898	$—
Less current portion of notes payable and other long-term debt	(9,446)	—
Notes payable and other long-term debt	$42,452	$—

In September 2017, we entered into a note payable of $54,165 for the purchase of a vehicle. Interest and principal payments are due in equal monthly installments of $1,087 over five years beginning October 2017. This note bears an interest rate of 7.44% per annum and is fully secured by the vehicle.

Unison Revolving Line of Credit

The Company has a revolving line of credit (“LOC”) agreement which matures on April 12, 2020. The LOC provides for $75,050 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due upon maturity. As of December 31, 2017, the effective interest rate was 5.5%. The LOC is collateralized by all the business assets of ICS. As of December 31, 2017 and 2016, there were no amounts outstanding under this LOC.

Capital Lease

The Company has capital leases for certain of its office equipment. Approximately $40,500 in asset cost and $8,000 in accumulated amortization is included in property and equipment. Imputed interest ranges of 1.8% to 3.3% have been used in determining the minimum lease payments.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

Future minimum lease payments for capital leases are as follows:

Years Ending December 31st,	Amount
2018	$8,262
2019	8,262
2020	8,262
2021	6,321
2022	3,596
Thereafter	—
Future minimum lease payments	34,703
Less amount representing interest	(1,757)
Present value of net minimum lease payments	32,946
Less current portion	(7,527)
Capital lease obligations	$25,419

Note 8 - Income Taxes

The provision for income taxes consists of the following:

	December 31,
	2017	2016
Current income tax expense:
Federal	$310,395	$63,586
State	84,891	1,967
Total current income tax expense	395,286	65,553
Deferred income tax expense (benefit):
Federal	(113,424)	164,894
State	(15,637)	5,100
Total deferred income tax expense (benefit)	(129,061)	169,994

Total income tax expense	$266,225	$235,547

The reconciliation of income taxes calculated at the statutory rates to our effective tax rate is as follows:

	December 31,
	2017	2016
Expected tax expense	$32,357	$216,618
State tax provision, net	2,855	18,812
Permanent differences	10,984	(3,419)
Minority interest	115,947	—
Change in tax rate	40,177	—
Other, net	63,905	3,536

Total income tax expense	$266,225	$235,547

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) as of December 31, 2017 and 2016 are as follows:

	December 31,
	2017	2016
Deferred tax assets (liabilities):
Accruals, stock-based compensation and other	$212,354	$134,298
Property and equipment	(33,384)	(107,189)
Intangibles assets	(99,348)	(76,549)
Net deferred tax assets (liabilities)	79,622	(49,440)

Our net operating loss carryforwards were fully utilized against taxable income for the year ended December 31, 2016.

Note 9 – Stock Buyback Plan

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market at the quoted market price on the date of repurchase. Activity under the Stock Buyback Plan by year is as follows:

	Number of Shares	Cost of Shares	Average Cost per Share
Shares purchased prior to 2015	546,697	$150,849	$0.28
Retirement of shares purchased	(546,697)	$(150,849)	$0.28
Shares purchased during 2015	85,808	$177,916	$2.07
Shares purchased during 2016	157,127	346,976	$2.21
Shares purchased during 2017	76,854	199,638	$2.60
Total	319,789	$724,530	$2.27

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

Note 10 – Stock-Based Compensation

In addition to cash compensation, the Company may compensate certain service providers, including employees, directors, consultants, and other advisors, with equity based compensation in the form of stock options and restricted stock awards. The Company recognizes all equity-based compensation as stock-based compensation expense based on the fair value of the compensation measured at the grant date. For stock options, fair value is calculated at the date of grant using the Black-Scholes-Merton option-pricing model. For restricted stock awards, fair value is the closing stock price for the Company’s common stock on the grant date. The expense is recognized over the vesting period of the grant. For the periods presented, all stock-based compensation expense was classified as a component within selling, general and administrative expense in the Company’s consolidated statements of income.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

The amount of stock-based compensation expense is as follows:

	2017	2016
Stock options	$58,814	$34,620
Restricted stock awards	110,319	87,251
Total	$169,133	$121,871

As of December 31, 2017, the estimated unrecognized compensation cost from unvested awards which will be recognized ratably over the remaining vesting phase is as follows:

Years ended December 31st:	Unvested Stock Options	Unvested Restricted Stock Awards	Total Unrecognized Compensation Expense
2018	58,695	62,833	121,528
2019	53,552	11,426	64,978
	$112,247	$74,259	$186,506

The Company estimated the fair value of stock options using the Black-Scholes-Merton option-pricing model with the following assumptions:

	2017	2016
Number of options awarded to purchase common shares	None	94,000 shares
Risk-free interest rate	N/A	1.90%
Expected volatility	N/A	163.7%
Assumed dividend yield	N/A	0%
Expected life of options from the date of grant	N/A	9.8 years

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

Our 2006 Plan provided for the issuance of a maximum of 3,000,000 shares of our common stock. The 2006 Plan terminated in September 2016. As of December 31, 2017, the 2006 Plan had 271,585 awards outstanding.

Our 2016 Plan was ratified by our shareholders in May 2016 and provides for the issuance of a maximum of 5,000,000 shares of our common stock, of which 4,891,750 shares were still available for issuance as of December 31, 2017.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

Stock Option Activity

The Company generally grants stock options to directors, eligible employees and officers as a part of its equity incentive plan. Restrictions and vesting periods for the stock option grants are set forth in the award agreements. A stock option grant represents an option to purchase a defined number of shares of the Company’s common stock to be released from restrictions upon completion of the vesting period. The awards typically vest in equal increments over one to three years. Stock option activity during 2017 and 2016 is summarized as follows:

	Number of Awards	Weighted Avg. Exercise Price per Share	Weighted Avg. Fair Value per Share	Weighted Avg. Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding, January 1, 2016	266,003	$0.84	$0.85	6.43	$416,278
Granted	94,000	$1.89	$1.87	9.96
Exercised	(86,417)	$0.75	$0.76	5.22
Expired/Forfeited	—	$—	$—	—
Outstanding, December 31, 2016	273,586	$1.22	$1.22	7.05	$217,892
Granted	—	—	—	—
Exercised	(7,001)	$1.17	$1.24	5.51
Expired/Forfeited	—	$—	$—	—
Outstanding, December 31, 2017	266,585	$1.23	$1.22	6.06	$462,508
Exercisable, December 31, 2017	203,915	$1.02	$1.03	5.17	$395,450
Unvested, December 31, 2017	62,671	$1.89	$1.87	8.96	$67,058

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of our common stock on December 31, 2017 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2017.

During the year ended December 31, 2017, no stock-based awards were forfeited. During the year ended December 31, 2016, a total of 500 options issued under the 2006 Plan were forfeited, all of which were unvested. The options were forfeited upon the employees’ termination from the Company.

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

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

The following table summarizes activity for restricted stock awards for the fiscal years presented:

	Number of Options	Weighted Avg. Grant Date Fair Value
Non-vested restricted shares, December 31, 2015	74,000	$2.63
Granted	62,500	$2.22
Vested	—	$—
Forfeited	(500)	$2.10
Non-vested restricted shares, December 31, 2016	136,000	$2.44
Granted	—	$—
Vested	(18,250)	$2.09
Forfeited	(18,750)	$2.18
Non-vested restricted shares, December 31, 2017	99,000	$2.56

Note 11 - Basic and Diluted Net Income per Share

Basic net income per share was computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and restricted stock awards are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds plus unrecognized stock-based compensation obtained thereby were used by the Company to purchase common stock at the average market price during the period.

The following is a reconciliation of the share data used in the basic and diluted income per share computations:

	Year ended December 31,
	2017	2016
Basic:
Weighted average shares outstanding	24,673,912	23,818,762

Diluted:
Weighted average shares outstanding	24,673,912	23,818,762
Weighted average effects of dilutive securities	168,334	145,264
Total	24,842,246	23,964,026

Antidilutive securities:	94,000	152,168

The effect of the inclusion of the antidilutive shares would have resulted in an increase in earnings per share. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

Note 12 - Related Party Transactions

In 2017 and 2016, we recorded total net revenue of approximately $7,900 and $12,000, respectively, from related parties. The related parties consisted of a business owned by the father of Leann Saunders, our President, and businesses owned by members of our Board of Directors.

The Company leases its corporate headquarters from a company in which our CEO and President have a 27% ownership interest (Note 13). Under the related party arrangement, approximately $271,700 and $88,100 in rent expense for our corporate headquarters was included under selling, general and administrative expenses in the consolidated statements of income for the years ended December 31, 2017 and 2016, respectively.

Note 13 – Commitments and Contingencies

Operating Leases & Lease Incentive Obligation

The Company relocated its headquarters within Castle Rock, Colorado, during the third quarter 2016 and entered into a new lease agreement for approximately 8,000 square feet of office space. This space is being leased from The Move, LLC in which our CEO and President, each a related party to the Company, have a 27% ownership interest. The lease agreement has an initial term of five years plus two renewal periods, which the Company is more likely than not to renew. The office space lease term commenced on August 1, 2016. Rental payments are approximately $18,000 per month, which includes common area charges, and are subject to annual increase over the term of the lease. The Company recognizes rent expense on a straight-line basis over the non-cancelable lease term and option renewal periods. The resulting deferred rent of approximately $71,300 is included in liabilities on the consolidated balance sheet.

The Company recorded leasehold improvements of approximately $406,400, which included approximately $163,000 in lease incentives. Leasehold improvements are included in property and equipment on the consolidated balance sheets. Lease incentives have been included in other long-term liabilities and will reduce rent expense on a straight-line basis over 15 years. Lease incentives are excluded from minimum lease payments in the schedule below.

In August 2017, the Company amended its lease agreement with The Move, LLC to provide for an additional 7,700 square feet of office space commencing on December 1, 2017. The additional space is currently not approved for occupancy. Total rental payments beginning December 1, 2017 increased to approximately $35,100 per month, which includes common area charges, and are subject to annual increases over the term of the lease. The Company will also receive approximately $230,000 in lease incentives to build-out the new additional square footage. All other terms will remain the same.

In September 2017, the Company entered into a new lease agreement for our Urbandale, Iowa office space. The lease is for a period of two years and expires on August 31, 2019. Rental payments are approximately $2,900 per month, which includes common area charges, and are subject to annual increases over the term of the lease.

The Company also owns approximately ¾ acre on which a 2,300-square foot building is located in Medina, North Dakota. The Company leases space in this building under a five-year lease with an expiration date of March 1, 2018. On January 12, 2018, the Company purchased the 2,300-square foot building and accordingly, the lease terminated. See Note 16 for additional information. Under the lease, the Company was charged a monthly rental rate of approximately $150 plus all insurance, taxes and other costs based on actual expenses to maintain the building.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

In connection with our acquisition of SureHarvest, we added two locations in California: Soquel and Modesto. Our office space in Soquel expires on November 30, 2018 and requires rental payments of approximately $2,700 per month. In addition to primary rent, this lease requires additional payments for operating costs and other common area maintenance costs. The monthly rental payments for our leased space in Modesto is approximately $600 and the lease agreement is month-to-month.

Rent expense for the years ended December 31, 2017 and 2016 was approximately $371,800 and $204,200, respectively. Future minimum lease payments are as follows:

Years ended December 31st:	Total
2018	$490,639
2019	463,019
2020	451,647
2021	465,196
2022	479,152
Thereafter	4,748,794
Total lease commitments	$7,098,447

Legal Proceedings

From time to time, we may become involved in various legal actions, administrative proceedings and claims in the ordinary course of business. We generally record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable.

Employee Benefit Plan

The Company has established a 401(k) plan for the benefit of our employees. The plan covers substantially all of our employees who have attained age 21. We may make a discretionary matching contribution in an amount that is determined by our Board of Directors. If a matching contribution is made, the amount cannot exceed the elective deferral contributions. For the years ended December 31, 2017 and 2016, we made aggregate matching contributions of approximately $164,100 and $45,300, respectively.

Contingently Redeemable Non-Controlling Interest

Contingently redeemable non-controlling interest on our consolidated balance sheets represents the non-controlling interest related to the Validus and SureHarvest acquisitions (see Note 3).

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

Below reflects the activity of the redeemable non-controlling interest as of and for the years ended December 31, 2017 and 2016.

Balance, January 1, 2016	$936,370
Net loss attributable to non-controlling interest in Validus for the year to date period ended February 29, 2016	(31,605)
Acquisition of non-controlling interest in Validus on March 1, 2016:
Cash paid	(162,707)
Fair market value of stock	(200,072)
Adjustment to additional paid-in-capital	(541,986)
Fair value of non-controlling interest in SureHarvest on December 28, 2016	1,888,135
Balance, December 31, 2016	$1,888,135
Net loss attributable to non-controlling interest in SureHarvest for the year to date period ended December 31, 2017	(313,370)
Balance, December 31, 2017	$1,574,765

Note 14 – Supplemental Cash Flow Information

	Year ended December 31,
	2017	2016
Cash paid during the year:
Interest expense	$1,591	$1,517
Income taxes	$195,606	$—

Non-cash investing and financing activities:
Common stock issued in acquisition of A Bee Organic	$98,221	$—
Common stock issued for acquisition-related consulting fees	$25,000	$—
Equipment acquired under capital lease	$18,033	$22,439
Vehicle acquired under note payable	$54,165	$—
Common stock issued for remaining interest in Validus Verification Services LLC	$—	$200,072
Common stock issued for 60% interest in SureHarvest Services, LLC	$—	$1,710,213
Lease incentive obligation	$—	$162,540

Note 15 - Segments

With each acquisition, we assess the need to disclose discrete information related to our operating segments. Because of the similarities of certain of our acquisitions that provide certification and verification services, we aggregate operations into one verification and certification services reportable segment. The factors considered in determining this aggregated reporting segment include the economic similarity of the businesses, the nature of services provided, production processes, types of customers and distribution methods. The Company’s chief operating decision maker (the Company’s CEO) allocates resources and assesses the performance of its certification and verification services activities as one segment, which includes product sales.

With the acquisition of SureHarvest, the Company determined that it also has a software sales and related consulting services segment. This segment includes software license, maintenance, support and software-related consulting service revenues.

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

The Company eliminates intercompany transfers between segments for management reporting purposes. The following table shows information for reportable operating segments:

	Year ended December 31,
	2017	2016
Verification and Certification Segment:
Assets	$8,986,554	$8,017,407

Verification and certification revenues	$12,335,195	$10,434,114
Products sales	1,709,397	1,180,919
Total segment revenue	$14,044,592	$11,615,033

Cost of verification and certification services	$6,808,547	$5,518,024
Cost of products	1,047,747	684,121
Total segment costs of revenues	$7,856,294	$6,202,145

Gross profit - verification and certification gross profit	$5,526,648	$4,916,090
Gross profit - products	661,650	496,798
Total segment gross profit	$6,188,298	$5,412,888

Selling, general and administrative expenses	5,324,062	4,778,389
Segment operating income	$864,236	$634,499

	Year ended December 31,
Software Sales and Related Consulting Segment:	2017	2016
Assets	$4,354,741	$4,863,900

Software license, maintenance and support services	$769,574	$—
Consulting service revenue	634,326	—
Total segment revenue	$1,403,900	$—

Cost of software license, maintenance and support services	$500,426	$—
Cost of software related consulting service revenue	271,012	—
Total segment costs of revenues	$771,438	$—

Gross profit - software license, maintenance and support services	$269,148	$—
Gross profit - consulting service revenue	363,314	—
Total segment gross profit	$632,462	$—

Selling, general and administrative expenses	1,414,516	—
Segment operating loss	$(782,054)	$—

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

	Year ended December 31,
Consolidated Information:	2017	2016
Verification and certification segment	$8,986,554	$8,017,407
Software and related consulting segment	4,354,741	4,863,900
Consolidated Assets	$13,341,295	$12,881,307
Verification and certification segment	$14,044,592	$11,615,033
Software and related consulting segment	1,403,900	—
Consolidated Revenues:	$15,448,492	$11,615,033
Verification and certification segment	$6,188,298	$5,412,888
Software and related consulting segment	632,462	—
Consolidated Gross Profit:	$6,820,760	$5,412,888
Verification and certification segment	$5,324,062	$4,778,389
Software and related consulting segment	1,414,516	—
Consolidated Selling, General and Administrative Expenses:	$6,738,578	$4,778,389
Verification and certification segment	$864,236	$634,499
Software and related consulting segment	(782,054)	—
Consolidated Income from Operations:	$82,182	$634,499

Note 16 – Subsequent Event

In connection with our acquisition of ICS in 2012, we recorded a beneficial lease arrangement of $120,200 (see Note 5) related to a 2,300-square foot building located on approximately ¾ acre in Medina, North Dakota. On January 12, 2018, the Company purchased the 2,300-square foot building and terminated the lease. The purchase price of approximately $135,600 was funded by cash on hand. The net book value of the beneficial lease arrangement at December 31, 2017 was approximately $56,500 and was written off in January 2018.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures as required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of our principal executive and principal financial officers, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that (i) pertain to maintaining records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only in accordance with authorization of management and the Board of Directors; and (iii) provide reasonable assurance that the unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Our management evaluated the effectiveness of our internal control over financial reporting. Based upon that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

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

ITEM 9B.         OTHER INFORMATION

None.

PART III

ITEM 10.        DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to directors required by Item 10 will be included in our definitive proxy statement with respect to our 2018 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed within 120 days after the close of the 2017 fiscal year, and is hereby incorporated by reference.

Information relating to compliance with Section 16(a) of the Exchange Act required by Item 10 will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2017 fiscal year, and is hereby incorporated by reference.

Information regarding executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant.”

Our Board of Directors has adopted a code of business conduct and ethics (the “Code of Conduct”), which is posted on our website at www.wherefoodcomesfrom.com. Our Code of Conduct applies to all employees, including our Chief Executive Officer, Chief Financial Officer and Controller. The Code of Conduct sets forth specific policies to guide the designated officers in their duties. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of the Code of Conduct by posting such information on our website, at the address and location specified above.

ITEM 11.        EXECUTIVE COMPENSATION

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2017 fiscal year, and is hereby incorporated by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2017 fiscal year, and is hereby incorporated by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2017 fiscal year, and is hereby incorporated by reference.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2017 fiscal year, and is hereby incorporated by reference.

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Document Name

2.1	Asset Purchase Agreement, dated as of December 28, 2016, by and among Where Food Comes From, Inc., SureHarvest Services, LLC, SureHarvest, Inc. and Jeff Dlott	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 30, 2016

3.1	Articles of Incorporation	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006

3.2	Articles of Amendment	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 5, 2012

3.3	By-laws of the Registrant	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006

4.1	Form of the Registrant’s Common Stock Certificate	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed June 22, 2006

10.1	2006 Equity Incentive Plan*	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006

10.2	2016 Equity Incentive Plan*	Incorporated by reference from Registrant’s Current Report on Form 8-K filed May 10, 2016

10.3	Employment Agreement dated January 1, 2006 between the Registrant and John K. Saunders *	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006

10.4	Employment Agreement dated January 1, 2006 between the Registrant and Leann Saunders *	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006

10.5	Purchase and Exchange Agreement, dated as of February 29, 2012, by and among Integrated Management Information, Inc. and International Certification Services, Inc.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 2, 2012

10.6	Shareholders’ Agreement, dated as of February 29, 2012, by and among Integrated Management Information, Inc. and International Certification Services, Inc. and the selling shareholders.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 2, 2012

10.7

Asset Purchase and Contribution Agreement, dated as of September 16, 2013 by and among Praedium Ventures, LLC; the Members of Praedium Ventures LLC; Where Food Comes From, Inc. and Validus Verification Services, LLC

Incorporated by reference from Registrant’s Current Report on Form 8-K filed September 19, 2013

10.8	Amended and Restated Operating Agreement of Validus Verification Services LLC, dated as of September 16, 2013	Incorporated by reference from Registrant’s Current Report on Form 8-K filed September 19, 2013

10.9	Lease Agreement between Move LLC and Where Food Comes From, Inc.	Incorporated by reference from Registrant’s Annual Report on Form 10-K filed February 28, 2017

10.10	First Amendment to Lease Agreement between Move LLC and Where Food Comes From, Inc.	Filed herewith

10.11	Employment Agreement, effective December 28, 2016, by and between SureHarvest Services, LLC and Jeff Dlott *	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 30, 2016

16.1	Letter of GHP Horwath, P.C. dated December 22, 2016	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 22, 2016

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of EKS&H LLLP	Filed herewith

23.1	Consent of GHP Horwath, P.C.	Filed herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101.INS	XBRL Instance Document	Filed herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

* Indicates a management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

ITEM 16.        FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 2, 2018	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Name: John K. Saunders Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John K. Saunders	Chairman and CEO (Principal Executive Officer)	April 2, 2018
John K. Saunders

/s/ Leann Saunders	President and Director	April 2, 2018
Leann Saunders

/s/ Dannette Henning	Chief Financial Officer (Principal Financial Officer)	April 2, 2018
Dannette Henning

/s/ Tom Heinen	Director	April 2, 2018
Tom Heinen

/s/ Pete Lapaseotes	Director	April 2, 2018
Pete Lapaseotes

/s/ Adam Larson	Director	April 2, 2018
Adam Larson

/s/ Graeme P. Rein	Director	April 2, 2018
Graeme P. Rein

/s/ Michael D. Smith	Director	April 2, 2018
Michael D. Smith

/s/ Dr. Gary Smith	Director	April 2, 2018
Dr. Gary Smith

/s/ Robert VanSchoick	Director	April 2, 2018
Robert VanSchoick