Form 10-Q
period 2018-03-31
Where Food Comes From, Inc.
filed 2018-05-14
CIK 1360565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2018

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

Yes   ☐    No   ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 4, 2018, was 24,637,215.

Where Food Comes From, Inc.

Table of Contents

March 31, 2018

Where Food Comes From, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2018	2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$3,822,322	$2,705,778
Accounts receivable, net of allowance	1,523,334	1,898,749
Short-term investments	745,122	743,206
Prepaid expenses and other current assets	317,024	245,073
Total current assets	6,407,802	5,592,806
Property and equipment, net	1,140,332	1,068,087
Intangible and other assets, net	3,758,084	3,948,530
Goodwill	2,652,250	2,652,250
Deferred tax assets, net	125,622	79,622
Total assets	$14,084,090	$13,341,295

Liabilities and Equity
Current liabilities:
Accounts payable	$459,020	$457,307
Accrued expenses and other current liabilities	666,800	555,129
Customer deposits and deferred revenue	1,468,537	851,185
Current portion of notes payable	9,622	9,446
Current portion of capital lease obligations	7,577	7,527
Total current liabilities	2,611,556	1,880,594
Notes payable, net of current portion	39,964	42,452
Capital lease obligations, net of current portion	23,507	25,419
Lease incentive obligation	144,480	147,189
Total liabilities	2,819,507	2,095,654

Commitments and contingencies (Note 9)

Contingently redeemable non-controlling interest	1,559,969	1,574,765

Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 24,972,684 (2018) and 24,972,684 (2017) shares issued, and 24,637,215 (2018) and 24,652,895 (2017) shares outstanding	24,972	24,972
Additional paid-in-capital	10,390,939	10,353,037
Treasury stock of 335,469 (2018) and 319,789 (2017) shares	(764,178)	(724,530)
Retained earnings	52,881	17,397
Total equity	9,704,614	9,670,876
Total liabilities and stockholders’ equity	$14,084,090	$13,341,295

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

 Consolidated Statements of Income

(Unaudited)

	Three months ended March 31,
	2018		2017
Revenues:
Verification and certification service revenue		$2,796,194		$2,554,635
Product sales		353,894		243,266
Software license, maintenance and support services revenue		287,444		107,186
Software-related consulting service revenue		183,270		168,861
Total revenues		3,620,802		3,073,948
Costs of revenues:
Costs of verification and certification services		1,450,609		1,257,373
Costs of products		225,975		153,866
Costs of software license, maintenance and support services		137,434		127,462
Costs of software-related consulting services		75,461		72,610
Total costs of revenues		1,889,479		1,611,311
Gross profit		1,731,323		1,462,637
Selling, general and administrative expenses		1,704,474		1,470,829
Income (loss) from operations		26,849		(8,192)
Other expense (income):
Interest expense		1,079		162
Other income, net		(2,918)		(1,328)
Income (loss) before income taxes		28,688		(7,026)
Income tax expense		8,000		3,000
Net income (loss)		20,688		(10,026)
Net loss attributable to non-controlling interest		14,796		125,405
Net income attributable to Where Food Comes From, Inc.		$35,484		$115,379

Per share - net income attributable to Where Food Comes From, Inc.:
Basic	$	*	$	*
Diluted	$	*	$	*

Weighted average number of common shares outstanding:
Basic		24,648,610		24,648,036
Diluted		24,845,002		24,781,511
* less than $0.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2018	2017

Operating activities:
Net income (loss)	$20,688	$(10,026)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	272,500	209,921
Lease incentive obligation	(2,709)	(2,709)
Stock-based compensation expense	37,902	45,057
Deferred tax expense (benefit)	(46,000)	(18,000)
Bad debt expense	8,900	1,024
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable	366,515	60,073
Short-term investments	(1,916)	(343)
Prepaid expenses and other assets	(71,951)	(101,154)
Accounts payable	1,713	41,254
Accrued expenses and other current liabilities	111,671	(57,487)
Customer deposits and deferred revenue	617,352	627,809
Net cash provided by operating activities	1,314,665	795,419

Investing activities:
Purchases of property and equipment	(152,949)	(19,961)
Purchases of other long-term assets	(1,350)	—
Net cash used in investing activities	(154,299)	(19,961)

Financing activities:
Repayments of notes payable	(2,312)	—
Repayments of capital lease obligations	(1,862)	(1,004)
Proceeds from stock option exercise	—	5,500
Stock repurchase under Stock Buyback Plan	(39,648)	(22,518)
Net cash used in financing activities	(43,822)	(18,022)
Net change in cash	1,116,544	757,436
Cash at beginning of year	2,705,778	2,489,985
Cash at end of year	$3,822,322	$3,247,421

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statement of Equity

Year to date ended March 31, 2018

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total

Balance at January 1, 2018	24,652,895	24,972	10,353,037	(724,530)	17,397	9,670,876

Stock-based compensation expense	—	—	37,902	—	—	37,902
Repurchase of common shares under Stock Buyback Plan	(15,680)	—	—	(39,648)	—	(39,648)
Net income attributable to Where Food Comes From, Inc.	—	—	—	—	35,484	35,484
Balance at March 31, 2018	24,637,215	$24,972	$10,390,939	$(764,178)	$52,881	$9,704,614

 The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1 - The Company and Basis of Presentation

Business Overview

Where Food Comes From, Inc. is a Colorado corporation based in Castle Rock, Colorado (“WFCF”, the “Company,” “our,” “we,” or “us”). We are an independent, third-party food verification company conducting both on-site and desk audits to verify that claims being made about livestock, food, other high-value specialty crops and agricultural products are accurate. We care about food and other agricultural products, how it is grown and raised, the quality of what we eat, what farmers and ranchers do, and authentically telling that story to the consumer. Our team visits farms and ranches and looks at their plants, animals, and records, and compares the information we collect to specific standards or claims that farms and ranches want to make about how they are producing food. We strive to ensure that everyone involved in the food business - from growers and farmers to retailers and shoppers – can count on WFCF to provide authentic and transparent information about the food we eat and how, where, and by whom it is produced.

We also provide sustainability programs, compliance management and farming information management solutions to drive sustainable value creation. We employ a software-as-a-service (“SaaS”) revenue model that bundles annual software licenses with ongoing software enhancements and upgrades and a wide range of professional services that generate incremental revenue specific to the food and agricultural industry. Finally, the Company’s Where Food Comes From Source Verified® retail and restaurant labeling program utilizes the verification of product attributes to connect consumers directly to the source of the food they purchase through product labeling and web-based information sharing and education.

Most of our customers are located throughout the United States.

Basis of Presentation

Our unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the results of operations, financial position and cash flows of Where Food Comes From, Inc. and its subsidiaries, International Certification Services, Inc. (“ICS”), Validus Verifications Services, LLC (“Validus”), Sterling Solutions (“Sterling”), SureHarvest Services, Inc. (“SureHarvest”), and A Bee Organic (collectively referred to as “we,” “us,” and “our” throughout this Form 10-Q). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues, costs and expenses during the reporting period. All significant intercompany transactions and amounts have been eliminated. The results of businesses acquired are included in the consolidated financial statements from the date of the acquisition. Actual results could differ from the estimates.

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2017, included in our Form 10-K filed on April 2, 2018. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the period ended March 31, 2018 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. Net income and shareholders’ equity were not affected by these reclassifications.

Seasonality

Our business is subject to seasonal fluctuations. Significant portions of our verification and certification service revenue are typically realized during late May through early October when the calf marketings and the growing seasons are at their peak. Because of the seasonality of the business and our industry, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

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

Other

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

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

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

The pro forma effects of A Bee Organic on the Company's consolidated results of operations for 2017, as if the acquisition had occurred on January 1, 2017, are not material.

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

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

The following is a reconciliation of the share data used in the basic and diluted income per share computations:

	Three months ended March 31,
	2018	2017
Basic:
Weighted average shares outstanding	24,648,610	24,648,036

Diluted:
Weighted average shares outstanding	24,648,610	24,648,036
Weighted average effects of dilutive securities	196,392	133,475
Total	24,845,002	24,781,511

Antidilutive securities:	124,000	94,000

The effect of the inclusion of the antidilutive shares would have resulted in an increase in earnings per share. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Note 4 – Intangible and Other Assets

The following table summarizes our intangible and other assets:

	March 31,	December 31,
	2018	2017
Intangible assets subject to amortization:
Tradenames and trademarks	$282,307	$282,307
Accreditations	85,395	97,706
Customer relationships	3,084,551	3,084,551
Beneficial lease arrangement	—	120,200
Patents	970,100	970,100
	4,422,353	4,554,864
Less accumulated amortization	1,142,814	1,084,879
	3,279,539	3,469,985
Tradenames/trademarks (not subject to amortization)	465,000	465,000
	3,744,539	3,934,985
Other	13,545	13,545
	$3,758,084	$3,948,530

In connection with our acquisition of ICS in 2012, we recorded a beneficial lease arrangement of $120,200 related to a 2,300-square foot building located on approximately ¾ acre in Medina, North Dakota. On January 12, 2018, the Company purchased the 2,300-square foot building and terminated the lease. The net book value of the beneficial lease arrangement at December 31, 2017 was approximately $56,500 and was fully amortized in January 2018.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Note 5 – Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities as of:

	March 31,	December 31,
	2018	2017

Income and sales taxes payable	$310,606	$255,099
Payroll related accruals	167,146	148,408
Professional fees and other expenses	95,181	80,326
Deferred rent expense	93,867	71,296
	$666,800	$555,129

Note 6 – Notes Payable

Notes Payable consist of the following:

	March 31,	December 31,
	2018	2017

Vehicle note	$49,586	$51,898
Less current portion of notes payable and other long-term debt	(9,622)	(9,446)
Notes payable and other long-term debt	$39,964	$42,452

In September 2017, we entered into a note payable of $54,165 for the purchase of a vehicle. Interest and principal payments are due in equal monthly installments of $1,087 over five years beginning October 2017. This note bears an interest rate of 7.44% per annum and is fully secured by the vehicle.

Unison Revolving Line of Credit

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2020. The LOC provides for $75,050 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. As of March 31, 2018, and December 31, 2017, the effective interest rate was 5.5%. The LOC is collateralized by all the business assets of ICS. As of March 31, 2018, and December 31, 2017, there were no amounts outstanding under this LOC.

Note 7 – Stock-Based Compensation

In addition to cash compensation, the Company may compensate certain service providers, including employees, directors, consultants, and other advisors, with equity based compensation in the form of stock options and restricted stock awards. The Company recognizes all equity-based compensation as stock-based compensation expense based on the fair value of the compensation measured at the grant date. For stock options, fair value is calculated at the date of grant using the Black-Scholes-Merton option pricing model. For restricted stock awards, fair value is the closing stock price for the Company's common stock on the grant date. The expense is recognized over the vesting period of the grant. For the periods presented, all stock-based compensation expense was classified as a component within selling, general and administrative expense in the Company’s consolidated statements of income.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

The amount of stock-based compensation expense is as follows:

	Three months ended March 31,
	2018	2017
Stock options	$16,431	$14,691
Restricted stock awards	21,471	30,366
Total	$37,902	$45,057

As of March 31, 2018, the estimated unrecognized compensation cost from unvested awards which will be recognized ratably over the remaining vesting phase is as follows:

Years ended December 31st:	Unvested stock options	Unvested restricted stock awards	Total unrecognized compensation expense
2018 (remaining nine months)	59,728	44,906	104,634
2019	74,507	15,674	90,181
2020	20,958	4,251	25,209
2021	3,490	706	4,196
	$158,683	$65,537	$224,220

Equity Incentive Plans

Our 2016 Equity Incentive Plan (the “Equity Incentive Plan”) provides for the issuance of stock-based awards to employees, officers, directors and consultants. The Plan permits the granting of stock awards and stock options. The vesting of stock-based awards is generally subject to the passage of time and continued employment through the vesting period.

Stock Option Activity

Stock option activity under our Equity Incentive Plan is summarized as follows:

				Weighted avg.
		Weighted avg.	Weighted avg.	remaining
	Number of	exercise price	fair value	contractual life	Aggregate
	awards	per share	per share	(in years)	intrinsic value

Outstanding, December 31, 2017	266,585	$1.23	$1.22	6.06	$462,508
Granted	25,000	$2.55	$2.51	9.19
Exercised	—	$—	$—	—
Expired/Forfeited	—	$—	$—	—
Outstanding, March 31, 2018	291,585	$1.34	$1.33	6.17	$337,213
Exercisable, March 31, 2018	203,914	$1.02	$1.03	4.93	$299,610
Unvested, March 31, 2018	87,671	$2.08	$2.06	9.06	$37,603

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on March 31, 2018 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on March 31, 2018.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Restricted Stock Activity

Restricted stock activity under our Equity Incentive Plan is summarized as follows:

		Weighted avg.
	Number of	grant date
	options	fair value
Non-vested restricted shares, December 31, 2017	99,000	$2.56
Granted	5,000	$2.55
Vested	—	$—
Forfeited	—	$—
Non-vested restricted shares, March 31, 2018	104,000	$2.56

Note 8 – Income Taxes

Deferred tax assets and liabilities have been determined based upon the differences between the financial statement amounts and the tax bases of assets and liabilities as measured by enacted tax rates expected to be in effect when these differences are expected to reverse. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our equity-based compensation is the most significant component of our deferred tax assets; however, the ultimate realization of our deferred tax assets is dependent upon generation of future taxable income. We consider past history, the scheduled reversal of taxable temporary differences, projected future taxable income, and tax planning strategies in making this assessment.

The Company’s subsidiary, SureHarvest, is a California limited liability company (“LLC”). As an LLC, management believes SureHarvest is not subject to income taxes, and such taxes are the responsibility of the respective members.

The provision or benefit for income taxes is recorded at the end of each interim period based on the Company's best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three months ended March 31, 2018 and 2017, we recorded income tax expense of $8,000 and $3,000 respectively.

Note 9 – Commitments and Contingencies

Operating Leases & Lease Incentive Obligation

The Company relocated its headquarters within Castle Rock, Colorado, during the third quarter 2016 and entered into a new lease agreement for approximately 8,000 square feet of office space. This space is being leased from The Move, LLC in which our CEO and President, each a related party to the Company, have a 27% ownership interest. The lease agreement has an initial term of five years plus two renewal periods, which the Company is more likely than not to renew. In August 2017, the Company amended its lease agreement with The Move, LLC to provide for an additional 7,700 square feet of office space commencing on December 1, 2017. The additional space is currently not approved for occupancy. Total rental payments beginning December 1, 2017 increased from $18,000 to approximately $35,100 per month. The rental payments include common area charges, and are subject to annual increases over the term of the lease. The Company recognizes rent expense on a straight-line basis over the non-cancelable lease term and option renewal periods. The resulting deferred rent is included in accrued expenses and other current liabilities on the consolidated balance sheet.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

The Company recorded leasehold improvements of approximately $406,400, which included approximately $163,000 in lease incentives. Leasehold improvements are included in property and equipment on the consolidated balance sheets. Lease incentives have been included in other long-term liabilities and will reduce rent expense on a straight-line basis over 15 years. Lease incentives are excluded from minimum lease payments in the schedule below. In connection with the August 2017 amended lease agreement with The Move, LLC, the Company will receive an additional $230,000 in lease incentives to build-out the new additional square footage.

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

As of March 31, 2018, future minimum lease payments for all operating leases are as follows:

Years ended December 31st:	Total
2018 (remaining nine months)	380,775
2019	479,498
2020	468,620
2021	482,678
2022	497,159
Thereafter	4,927,253
Total lease commitments	7,235,983

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

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

The table below reflects the activity of the contingently redeemable non-controlling interest at March 31, 2018:

Balance, January 1, 2018	$1,574,765
Net loss attributable to non-controlling interest in SureHarvest for the year to date period ended March 31, 2018	(14,796)
Balance, March 31, 2018	$1,559,969

The contingently redeemable non-controlling interest has been adjusted to the greater of the carrying value or redemption value as of each period end.

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

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

The Company eliminates intercompany transfers between segments for management reporting purposes. The following table shows information for reportable operating segments:

	Three months ended March 31,
	2018	2017
Verification and Certification Segment:
Assets	$9,830,255	$8,716,678

Verification and certification revenues	$2,796,194	$2,554,635
Products sales	353,894	243,266
Total segment revenue	$3,150,088	$2,797,901

Cost of verification and certification services	$1,450,609	$1,257,373
Cost of products	225,975	153,866
Total segment costs of revenues	$1,676,584	$1,411,239

Gross profit - verification and certification gross profit	$1,345,585	$1,297,262
Gross profit - products	127,919	89,400
Total segment gross profit	$1,473,504	$1,386,662

Selling, general and administrative expenses	1,410,394	1,081,665
Segment Operating Income	$63,110	$304,997

	Three months ended March 31,
Software Sales and Related Consulting Segment:	2018	2017
Assets	$4,253,835	$4,772,505

Software license, maintenance and support services	$287,444	$107,186
Consulting service revenue	183,270	168,861
Total segment revenue	$470,714	$276,047

Cost of software license, maintenance and support services	$137,434	$127,462
Cost of software related consulting service revenue	75,461	72,610
Total segment costs of revenues	$212,895	$200,072

Gross profit - software license, maintenance and support services	$150,010	$(20,276)
Gross profit - consulting service revenue	107,809	96,251
Total segment gross profit	$257,819	$75,975

Selling, general and administrative expenses	294,080	389,164
Segment operating loss	$(36,261)	$(313,189)

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

	Three months ended March 31,
Consolidated Information:	2018	2017
Verification and certification segment	$9,830,255	$8,716,678
Software and related consulting segment	4,253,835	4,772,505
Consolidated Assets	$14,084,090	$13,489,183

Verification and certification segment	$3,150,088	$2,797,901
Software and related consulting segment	470,714	276,047
Consolidated Revenues:	$3,620,802	$3,073,948

Verification and certification segment	$1,473,504	$1,386,662
Software and related consulting segment	257,819	75,975
Consolidated Gross Profit:	$1,731,323	$1,462,637

Verification and certification segment	$1,410,394	$1,081,665
Software and related consulting segment	294,080	389,164
Consolidated Selling, General and Administrative Expenses:	$1,704,474	$1,470,829

Verification and certification segment	$63,110	$304,997
Software and related consulting segment	(36,261)	(313,189)
Consolidated Income from Operations:	$26,849	$(8,192)

Note 11 – Supplemental Cash Flow Information

	Three months ended March 31,
	2018	2017
Cash paid during the year:
Interest expense	$1,079	$162
Income taxes	$7,283	$—

Note 12 – Revenue from Contracts with Customers

Impact of ASC 606 Adoption

On January 1, 2018, the Company adopted Accounting Standards Update, Topic 606, “Revenue from Contracts with Customers” (ASC 606) using the modified retrospective method of transition. Under this method of transition, we applied ASU 606 to all new contracts entered into on or after January 1, 2018 and all existing contracts for which all (or substantially all) of the revenue attributable to a contract had not been recognized under legacy revenue guidance as of January 1, 2018.

ASU 606 supersedes nearly all existing revenue recognition guidance under U.S. GAAP and includes a five-step process to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

The impact of adoption on our current period results is as follows:

	Three months ended March 31, 2018
	Under ASC 606	Under ASC 605	Increase / (Decrease)
Revenues:
Verification and certification service revenue	$—	$23,350	$(23,350)
Costs and expenses:
Cost of verification and certification services	$—	$23,350	$(23,350)

Gross profit	$—	$—	$—
Net income (loss)	$—	$—	$—
Retained earnings	$—	$—	$—

Changes to verification and certification service revenue and costs of verification and certification services are due to the conclusion that fees collected on behalf of the Non-GMO Project related to the Company’s Non-GMO verification services should be excluded from the transaction price (and, thus, revenue), as these amounts are collected on behalf of a third party. This represents a change from our accounting practice under legacy revenue guidance of presenting these amounts on a gross basis in verification and certification service revenue, with an offsetting amount presented as an expense in costs of verification and certification services.

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

A more detailed summary of our verification and certification services is included in the subsections below.

Animal Verification and Certification Services

Our animal verification and certification services contracts are generally structured in one of the following ways: (i) we commit to perform the required number of animal audits to verify a customer’s compliance with a standard or claim, or (ii) we commit to perform animal audit services at a fixed price by site or location type as requested by our customer during an annual period. These contract structures are discussed in more detail in the subsections below.

Contract to Provide Required Number of Animal Audit Services

For certain of our animal verification and certification services, we commit to perform the required number of location or site audits within our customer’s supply chain to verify customer’s compliance with a contractually-specified standard or claim. Each location or site audit is typically very short-term in nature, with a typical duration of one to two weeks. Upon completion of an audit, we provide the customer with an audit verification report for the specific site or location that was audited. Payment is made by customer upon completion of each site or location audit.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Our customers generally have the right to terminate the contract without prejudice with thirty days’ written notice. We have determined that, as a result of the termination provisions present in these contracts, the accounting contract term is a thirty-day period, with each thirty-day time increment representing a separate accounting contract under ASC 606. We subsequently concluded that it is appropriate to combine each accounting contract for a thirty-day period such that the annual period during which audits are provided to a customer represents a single, combined contract in accordance with the contract combination guidance under ASC 606. This conclusion was reached because: (i) each renewal decision via non-termination is made by customer within thirty days of the previous renewal decision, and (ii) the accounting contracts for each thirty-day period within the annual period were negotiated with a single commercial objective, as evidenced by a single legal contract for the provision of the required number of audits in customer’s supply chain.

Furthermore, we have concluded that there is a single performance obligation that is a series comprised of each distinct location or site audit performed the annual contract term. Our customers are charged a standard daily rate for the provision of an audit based on scale of site operations and geographical location. Consideration attributable to each audit within the series is variable, as the number of days required to complete each audit is not known until performance of that audit occurs. We have concluded that it is appropriate to allocate variable consideration (that is, the number of days required to complete an audit) to each audit within the series. This is because the consideration that we earn for each audit relates specifically to our efforts to transfer to our customer that discrete audit, and the resulting audit opinion or verification report, for that specified site or location, and this allocation is consistent with the allocation objective as defined in ASC 606. As a result, instances in which the Company evaluates and applies the constraint on variable consideration are immaterial.

We further concluded that over-time recognition is appropriate because: (i) our performance of audits does not create an asset with an alternative use, as the audit and related verification report relates to facts and circumstances that are specific to each customer site or location (that is, there is a practical limitation on our ability to readily direct the asset to another customer) and (ii) we have an enforceable right to payment, inclusive of a reasonable profit, for performance completed to date. We utilize an input method to measure over-time progress of each audit within the series based on the number of audit days performed.

We do, however, note that there are instances in which we only have an enforceable right to payment upon completion of an audit, and thus, over-time recognition is not permitted. For these contracts, revenue is recognized at the point in time at which an audit is completed. This does not result in a significant difference in the timing of revenue recognition (as compared to those audits that are recognized over time) due to the very short-term duration of an audit.

Our customer may also have the option to purchase incremental review services (for example, an investigative audit or video review services) that are unrelated to the audit services to verify compliance with a specified standard or claim. The incremental review services are also typically very short-term in nature (that is, one to two weeks). We have concluded that these optional purchases do not reflect a material right under ASC 606 because the incremental review services are performed at standard pricing that would be charged to other similarly situated customers. Upon customer request for an incremental review service, we believe that our customer has made a discrete purchasing decision that should be treated as a separate accounting contract under ASC 606.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

We charge a fixed fee for the incremental review service, and thus, upon customer request, we are entitled to fixed consideration for that service under ASC 606. We concluded that over-time revenue recognition is appropriate for incremental review services because: (i) our performance of incremental review services does not create an asset with an alternative use because that review service, and the associated customer deliverable, relates to facts and circumstances that are specific to each customer site or location (that is, there is a practical limitation on our ability to readily direct the asset to another customer) and (ii) we have an enforceable right to payment, inclusive of a reasonable profit, for performance completed to date on incremental review services. We utilize a time-based input method to measure progress toward complete satisfaction of an incremental review service, which is based on the number of hours performed on the incremental review service relative to the total number of hours required to complete that review service. As previously mentioned, our incremental review services are typically completed within one to two weeks of a customer request.

Contract to Provide Animal Audit Services at Customer Request

Other animal verification and certification services contracts are structured such that we commit to perform audit services at a fixed price by site or location type as requested by our customer during an annual period. Performance of an audit typically occurs within a one to two-week period. We invoice our customer upon completion of an audit, and payment is due from customer within thirty days or less of receipt of invoice.

Under this contract structure, the customer is, in effect, provided a pricing list for animal audit services, and pricing is effective over a one-year period. We have concluded that enforceable rights and obligations do not arise until a customer actually engages us to perform an audit service documented in the pricing list; therefore, each customer request represents a purchasing decision that is a separate accounting contract under ASC 606.

We note that the termination provisions specified in our pricing lists vary. In certain instances, a customer may only have the right to terminate in the event of non-performance. Alternatively, in other contracts, a customer may have the right to terminate without prejudice at any time or with thirty days’ written notice. However, regardless of the termination provision specified, we have concluded that the accounting contract term is equal to the duration of the requested audit service (that is, the termination provisions generally do not affect the accounting contract term for each requested audit service).

Upon a customer’s request for an audit service, consideration is fixed, as we charge the customer a fixed fee by audit type over the annual period per the pricing list.

We concluded that over-time revenue recognition is appropriate for a requested audit service because: (i) our performance of the requested audit service does not create an asset with an alternative use as that audit, and the associated audit report, relate to facts and circumstances that are specific to each customer site or location (that is, there is a practical limitation on our ability to readily direct the asset to another customer) and (ii) we have an enforceable right to payment, inclusive of a reasonable profit, for performance completed to date on a requested audit. A time-based input method is utilized to measure progress toward complete satisfaction of an audit based on the number of hours performed on that audit relative to the total number of hours expected to be required to complete the audit. As previously mentioned, our audit services are typically completed within one to two weeks of a customer request.

Other Considerations for Animal Certification and Verification Services

In connection with the provision of on-site audits related to animal certification and verification services, reimbursable expenses are incurred and billed to customers, and such amounts are recognized on a gross basis as both revenue and cost of revenue.

Any amounts collected on behalf of a third party and remitted in full to that third party are excluded from the transaction price and, thus, revenue.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Crop and Other Processed Product Verification and Certification Services

Third party crop and other processed product audits are generally structured such that we commit to perform an independent audit to verify that food producers and/or farmers comply with certain standards. We generally provide verification services related to organic, Non-GMO and gluten free standards. Depending on the crop or product type, verification audit activities may take three months to one year to complete. During this assessment period, various integrated audit activities and/or input reviews are performed in accordance with the regulations specified by the relevant standard.

The fee structure is such that customers pay an annual assessment fee for a crop or other processed product to verify compliance with the specified standard. This fee is payable upfront on a nonrefundable basis. Our customers can typically terminate a crop or other processed product audit at any time without prejudice. However, given the nonrefundable upfront payment structure for the annual assessment service, we have concluded that the contract term is one year. There are certain limited circumstances in which our customer may pay for the annual assessment service in installments. In this scenario, we have also concluded that the contract term is one year. This is because the initial upfront installment payment is the only consideration in the contract that meets the contract existence criterion. As a result, the customer does not have a separate purchasing decision that is substantive (that is, by not terminating the contract) because it has prepaid for a substantial portion of the annual assessment service on a nonrefundable basis. We record the upfront payment made by customer for the annual assessment service as deferred revenue.

The audit activities and input reviews required in the provision of an annual assessment are not distinct under ASC 606, and consequently, we account for an annual assessment as a single integrated performance obligation.

For certain of our third-party crop and other processed product audits, the annual assessment fee is fixed for the annual period. In other scenarios, the annual assessment fee may be variable due to increased review activities required for incremental inputs to a crop or processed product identified through the assessment process. At the time that an incremental input is identified, which generally occurs in the early stages of an annual assessment, the incremental consideration for the provision of review services related to that incremental input also becomes known.

We allocate the transaction price derived from the annual assessment fee to the single integrated performance obligation for that annual assessment. Revenue related to the annual assessment is recognized over time in accordance with ASC 606. This is because the annual assessment service does not create an asset with an alternative use, as it relates to facts and circumstances that are specific to a customer’s crop or processed product. Further, we have an enforceable right to payment for performance completed to date on the annual assessment due to the nonrefundable upfront payment made by customer. We utilize an input method to measure progress toward satisfaction of the annual assessment based on the percentage of activities/phases or input reviews completed under the annual assessment.

As it relates to the upfront payment for the annual assessment, we have utilized the practical expedient that exempts us from adjusting consideration for the effects of a significant financing component when we expect that the period between customer payment and the provision of the related service is one year or less.

In certain contracts, an independent third-party inspection may be required for a site or location in our customer’s supply chain in accordance with the regulations for a specified standard. An inspection is performed by an independent third-party inspector, and the customer is charged an hourly rate for these inspection services.

Under this scenario, a separate accounting contract arises upon initiation and performance of an inspection, and we typically invoice our customer for the inspection upon completion of the inspection service. Given that customer has the ability to terminate at any time without prejudice, we have concluded that the contract term for each inspection ends as control of an inspection service transfers. Inspections are generally short-term in nature with a term ranging from a few days to two weeks.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

We have further determined that inspections are distinct from an annual assessment. Consideration attributable to an inspection is variable, as the inspector is only able to provide a high-level estimate of the cost of the inspection based on the inspector’s hourly rate until the inspector is at the relevant producer/supplier site to determine the time and level of effort required to complete the inspection. Given the very short-term nature of an inspection, variability related to an inspection generally resolves itself within a reporting period. However, we are typically required by certain regulations to provide an inspection cost estimate to our customer, and, if required, we utilize that estimate as our estimate of variable consideration. The cost estimate is generally derived from the cost to perform the prior-year inspection for that specific customer site or location or, when required, the historical cost to provide an inspection for a comparable site or location. In our experience, the historical cost of inspections has been predictive of the future cost of an inspection.

Other Considerations for Crop and Other Processed Product Verification Services

Reimbursable expenses incurred in the provision of an annual assessment or required inspection are billed to our customers, and such amounts are recognized on a gross basis as both revenue and cost of revenue.

In addition, any amounts collected on behalf of a third party and remitted in full to that third party are excluded from the transaction price and, thus, revenue.

Product Sales

Product sales are primarily generated from the sale of cattle identification ear tags. Each customer purchase request represents a purchasing decision made by customer. As such, enforceable rights and obligations (and, thus, a separate accounting contract under ASC 606) arise at the time a customer submits its purchase request to us. At the time of request, we are entitled to fixed consideration, as the sales quantity and related price of the product is known. All of our customers are charged the same fixed price per tag.

Revenue for product sales is recognized upon delivery of the goods to customer, at which point title, custody and risk of loss transfer to the customer. We typically deliver product to the customer within a few days of customer’s sales request. At the time of delivery, we invoice our customer for the related product sales and record invoiced amounts to accounts receivable. Payment is typically due by customer upon receipt of invoice.

In relation to our product sales, the sales taxes collected from customers and remitted to government authorities are excluded from revenue.

Additionally, we do not typically provide right of return or warranty on product sales.

Software Sales and Related Consulting Segment

We predominately offer software products via a SaaS model, which is an annual subscription based model. Support services are generally included in the subscription. We also provide web hosting services on an annual basis to all of our customers in conjunction with their software subscription. Customers have the ability to terminate without prejudice upon thirty days’ written notice; however, the subscription fee, inclusive of maintenance and support services, and the web hosting fee are paid upfront by the customer on a nonrefundable basis. Consequently, we have concluded that the contract term for the annual software subscription and web hosting services is one year.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

We have determined that a software license subscription and the related hosting service should be accounted for as a service transaction, as we provide the functionality of our software through the hosting arrangement. The SaaS arrangement provides customers with unlimited access to our software and, thus, is accounted for as a series of distinct daily service periods that provide substantially the same service (that is, continuous access to the hosted software) each day during the annual contract term. Further, the provision of basic technical support services also represents a stand ready obligation that is a series of distinct daily service periods that provide substantially the same service (that is, access to our technical support infrastructure) during the annual contract term. Because the basic technical support services and SaaS each represent performance obligations that are a series of distinct daily service periods, we have elected to combine these performance obligations.

We are entitled to fixed consideration for the software license subscription, inclusive of support services, and the related hosting service. The software license subscription and hosting fees in our contracts represent the standalone selling price for that related service. This is because the fees charged for the software license subscription and hosting service represent the software license subscription and hosting service fees that are charged to other customers with a similar level of data loaded into the software (regardless of whether that customer contracts for professional services). Accordingly, the software license subscription and hosting fees are allocated to the combined SaaS performance obligation.

We recognize revenue related to the SaaS arrangement over time because a customer simultaneously receives and consumes the benefit from the provision of access to the hosted software over the annual subscription period. Accordingly, we utilize a time-based output measure of progress that results in a straight-line attribution of revenue. That is, revenue related to the combined SaaS obligation should be recognized daily on a straight-line basis over the one-year subscription term, as this reflects the direct measurement of value to a customer of the provision of access to the software via hosting each day.

As it relates to the upfront payment for the software subscription and hosting service, we have utilized the practical expedient that exempts us from adjusting consideration for the effects of a significant financing component when we expect that the period between customer payment and the provision of the related service is one year or less.

In addition, we record the upfront payment made by customer for the annual assessment service as deferred revenue.

In some of our SaaS contracts, we also provide software-related consulting services to our customers during an annual software subscription period. Consulting services fees are derived from a standard rate card by employee level, and we invoice for consulting services monthly on a time incurred basis. Due to the termination provisions present in our SaaS contracts, our customers have an in-substance renewal decision each month for further consulting services (that is, via their decision not to terminate the contract each month). Accordingly, the contract term for consulting services is on a month-to-month basis within the annual subscription period.

We have concluded that consulting services are distinct from the SaaS arrangement. To the extent that consulting services result in a software enhancement or new functionality, we have determined that those consulting services are still distinct because added features typically provide new, discrete capabilities with independent value to a customer and a customer accesses the SaaS in a single-tenant architecture. Further, additional features and functionality are often made available to a customer substantially after the “go-live” date of the software (via the hosting service). As a result, our software-related consulting services represent distinct performance obligations.

We recognize revenue over time in accordance with ASC 606. This is because our performance does not create an asset with an alternative use, as consulting services, and, if applicable, any related software enhancements, are highly tailored to the farming industry specific to the given customer, and we have an enforceable right to payment, inclusive of profit, for performance completed to date. As a result, for our consulting services, we have elected to utilize the practical expedient that allows us to recognize revenue in the amount to which we have a right to invoice, as we believe that we have a right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date for the provision of consulting services.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Other Significant Judgments

Principal versus Agent Considerations

Under certain of our verification and certification service contracts, a third-party inspector may be required to perform an independent inspection of a site or location within our customer’s supply chain in accordance with regulations of a certain standard or claim. In this scenario, we have concluded that we are the principal in the provision of inspection services to our customer, as we control the inspection service, and the related inspection report, before it is transferred to our customer. In accordance with this conclusion, we present revenue related to inspections on a gross basis, with customer payment for an inspection presented as revenue and the inspection cost paid to the third-party inspector presented as an expense.

In addition, we utilize a third party to provide web hosting services in the provision of our SaaS arrangements. In this scenario, we are primarily responsible for fulfilling the promise to provide web hosting services to the customer, and we establish the fee that the customer is charged for the web hosting services. Consequently, we have also concluded that we are the principal in the provision of web hosting services under our SaaS arrangements. As such, we present revenue on a gross basis, with consideration received from our customer for the web hosting service recorded as revenue and the cost paid to the third party to provide those web hosting services recorded as an expense.

Disaggregation of Revenue

We have identified four material revenue categories in our business: (i) verification and certification service revenue, (ii) product sales, (iii) software license, maintenance and support services revenue and (iv) software-related consulting service revenue.

Revenue attributable to each of our identified revenue categories is disaggregated in the table below.

	Three months ended March 31, 2018
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Total
Revenues:
Verification and certification service revenue	$2,796,194	$—	$2,796,194
Product sales	353,894	—	353,894
Software license, maintenance and support services revenue	—	287,444	287,444
Software-related consulting service revenue	—	183,270	183,270
Total revenues	$3,150,088	$470,714	$3,620,802

Transaction Price Allocated to Remaining Performance Obligations

We generally enter into revenue contracts with a one-year term. In certain instances, we have concluded that our contract term is less than one year because: (i) the termination provisions present in the contract impact the contract term under ASC 606 or (ii) a contract under ASC 606 arises at the time our customer requests the provision of a good or service that is delivered within or over a few days to a couple of weeks. As a result of our short-term contract structures, we have utilized the practical expedient in ASC 606-10-50-14 that exempts us from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Contract Balances

Under our animal verification and certification services contracts, we invoice customers once the performance obligation for the provision of a site or location audit has been satisfied, at which point payment is unconditional. In addition, any product sales are invoiced upon delivery to the customer, at which point payment is also unconditional. Accordingly, our animal verification and certification services contracts do not give rise to a contract asset under ASC 606; rather, invoiced amounts reflect accounts receivable.

Under our crop and other processed product verification and certification services, a nonrefundable payment for an annual assessment of compliance with a standard is typically made by our customers upfront upon contract execution. That is, payment is made in advance of the provision of annual assessment services. Accordingly, we recognize deferred revenue upon receipt of the upfront payment from our customers for crop and other processed product audit assessment services. Revenue is subsequently recognized, and the related deferred revenue is reduced, over the one-year period during which assessment services are provided to the customer using the over-time measure of progress selected in accordance with ASC 606. To the extent that an inspection is required during the annual assessment period, we invoice customers once the performance obligation for the inspection has been satisfied, at which point payment is unconditional. As such, inspection services give rise to accounts receivable.

Our software subscriptions, web hosting, and support services are paid by our customers upfront on a nonrefundable basis. That is, payment is made in advance of the provision of these services to our customers. As a result, we recognize deferred revenue upon receipt of the upfront payment from our customers for software subscriptions, web hosting and maintenance and support services. Revenue is subsequently recognized, and the related deferred revenue is reduced, on a straight-line basis during the annual contract term that these stand ready services are provided to customer.

Software-related consulting services are invoiced monthly on a time incurred basis, at which point we have an enforceable right to payment for those services. Because payment is unconditional upon invoicing, our software-related consulting services are reflected as accounts receivable.

As of March 31, 2018, and January 1, 2018, accounts receivable from contracts with customers, net of allowance for doubtful accounts, were approximately $1,523,300 and $1,898,700, respectively.

As of March 31, 2018, and January 1, 2018, deposits and deferred revenue from contracts with customers were approximately $1,468,500 and $851,200, respectively. Revenue recognized in the three months ended March 31, 2018 that was included in the deferred revenue balance at January 1, 2018 was approximately $785,400.

Prior-period performance obligations

For the three months ended March 31, 2018, revenue recognized in the reporting period related to performance obligations satisfied or partially satisfied in prior reporting periods was not material.

Costs to fulfill a contract

We incur a fixed cost, payable to a third-party provider, to perform set-up activities for new (or first-year) customers that contract for our software subscription and hosting services. We have concluded that those set-up activities do not transfer a good or service as defined in ASC 606 to our customers.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

We capitalize fixed set-up costs as an asset on the following basis: (i) the fixed set-up costs incurred relate specifically to a customer contract for our software subscription and hosting service, (ii) the fixed set-up costs incurred are expected to be recovered via provision of the software subscription and hosting service to that customer and (iii) the set-up costs generate or enhance resources of the Company by permitting us to provide software subscription and hosting services to our customer, which, in turn, generates revenues.

Capitalized costs related to those set-up activities are amortized on a straight-line basis over the one-year license subscription and hosting period.

The ending balance at March 31, 2018 of capitalized assets attributable to the set-up costs incurred to fulfill software subscription and hosting contracts was not material. No set-up costs related to our software subscription and hosting services were incurred for the three months ended March 31, 2018.

In addition, amortization of capitalized set-up costs for the three months ended March 31, 2018 was not material, and no impairment loss was incurred related to capitalized set-up costs for the three months ended March 31, 2018.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Form 10−K for the fiscal year ended December 31, 2017. The following discussion and analysis includes historical and certain forward−looking information that should be read together with the accompanying consolidated financial statements, related footnotes and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward−looking statements.

Business Overview

Where Food Comes From, Inc. and its subsidiaries (“WFCF,” the “Company,” “our,” “we,” or “us”) is a leading trusted resource for third-party verification of food production practices in North America. The Company supports more than 15,000 farmers, ranchers, vineyards, wineries, processors, retailers, distributors, trade associations and restaurants with a wide variety of value-added services provided through its family of verifiers, including IMI Global, International Certification Services, Validus Verification Services, Sterling Solutions, SureHarvest Services and A Bee Organic. In order to have credibility, product claims such as gluten-free, non-GMO, non-hormone treated, humane handling, and others require verification by an independent third-party such as WFCF. The Company’s principal business is conducting both on-site and desk audits to verify that claims being made about livestock, crops and other food products are accurate. In addition, we develop software and provide services related to sustainability measurement and benchmarking, traceability, verification and certification to the food and agriculture industries. The Company’s Where Food Comes From Source Verified® retail and restaurant labeling program utilizes the verification of product attributes to connect consumers directly to the source of the food they purchase through product labeling and web-based information sharing and education. With the use of Quick Response Code (“QR”) technology, consumers can instantly access information about the producers behind their food.

WFCF was founded in 1996 and incorporated in the state of Colorado as a subchapter C corporation in 2005. The Company’s shares of common stock trade on the OTCQB marketplace under the stock ticker symbol, “WFCF.”

The Company’s original name – Integrated Management Information, Inc. (d.b.a. IMI Global, Inc.) – was changed to Where Food Comes From, Inc. in 2012 to better reflect the Company’s mission. Early growth was attributable to source and age verification services for beef producers that wanted access to markets overseas following the discovery of “mad cow” disease in the U.S. Over the years, WFCF has expanded its portfolio to include verification and software services for most food groups. We verify claims to over 40 independent standards. This growth has been achieved both organically and through the acquisition of other companies.

Current Marketplace Opportunities

Because of growing demand for increased transparency into food production practices, we believe there are three main market drivers to promote forward momentum for our business:

Market Driver #1 - Consumer awareness and expectations

●	The 13th Edition of “The Why? Behind The Buy,” based on the annual survey conducted by Acosta, a leading full-service sales and marketing agency in the consumer packaged goods (“CPG”) industry, was released in December 2016. The survey found that today’s shoppers are seeking positive culinary experiences, making deliberate decisions from the store to the stove, including wanting to feel good about the foods they eat, have pride in the brands they buy and share their cooking journeys online. The survey also explores the key factors contributing to this experiential evolution for grocery shoppers, including the growing natural/organics category. Shoppers’ spending on health products has seen steady growth in the past several years, driven by the desire of shoppers to feel good about the foods they are eating. “From online grocery ordering and a desire to explore new foods, to natural products and socially responsible brands, consumers are at the wheel when it comes to steering the CPG industry in a new direction. There’s no doubt that this evolution will continue in the coming year, so it’s up to the industry to adapt by leaning into these trends and building trust and loyalty among all shoppers,” said Colin Stewart, senior vice president at Acosta.

●	According to research dated March 2016 from Sullivan Higdon & Sink FoodThink, only one-third of consumers believe that the agriculture community and food companies are transparent. The research appears in “Evolving Trust in the Food Industry,” a white paper with insights into Americans’ knowledge and trust of the food industry and how those perceptions have changed from 2012 to 2016. These numbers are an improvement from 2012, when only 22% and 19% agreed that the agricultural community and food companies, respectively, are transparent. Increasing media attention and dialogue about food production, and the food industry’s willingness to be more open about its production practices, have likely caused this increase in perceived transparency. In turn, this provides consumers the knowledge to have definite opinions on the degree of industry transparency and an increased desire for more knowledge about how their food is produced.

●	According to the United States Department of Agriculture (the “USDA”) website, the U.S. market for certified organic products continues to grow in double digits with 24,650 operations at the end of 2016, which reflects a 13% growth rate between the end of 2015 and 2016. Increasing consumer demand for healthy, better-for-you products produced with sustainable agricultural practices is driving growth in the organic market.

Market Driver #2 - Global competitiveness among retailers

●	Restaurant chains and retailers with dominant market shares and large buying power, like McDonald’s and Wal-Mart, are leading the way in prioritizing sustainable food supply initiatives in response to consumer demands. With information literally at our fingertips, Google searches and smart phone apps are making it easier to expose where sustainable food supply chains are, and where they are not.

●	Producers, packers, distributors and retailers understand that verification, identification and traceability are key competitive differentiators. Oftentimes, it is necessary for export into international markets, including Korea, Russia, China and the European Union.

Market Driver #3 - Government regulation

●	In January 2013, the Food Safety Modernization Act (the “FSMA”) issued two major proposed rules regarding preventive controls in human/animal food and produce safety. Compliance dates for some businesses began in September 2016. Under the new rules, the Food Safety Plan defined by the regulation differs from traditional hazard analysis and critical control points (“HACCP”) plans. It must include a hazard analysis, preventive controls, monitoring procedures, corrective action procedures, verification procedures, a supply chain program, and a recall program. We continue to see companies requesting our consulting expertise to develop programs designed to assist them in maintaining compliance with the new rules.

●	The Animal Disease Traceability Rule promulgated by the USDA primarily covers beef cattle 18 months of age or older. Under the final rule, unless specifically exempted, livestock moved interstate must be officially identified and accompanied by an interstate certificate of veterinary inspection or other documentation, such as owner-shipper statements or brand certificates.

●	The Saudi Arabia market closed to U.S. beef in 2012. Since that time, the beef industry has been working with the U.S. government to re-open that market, which officially happened in early August 2016. In order to be approved to meet the export requirements, a company must have or must be approved by a USDA process verified plan and meet the Saudi Arabia export verification requirements. U.S. exports to Saudi Arabia in 2010 and 2011 were valued at approximately $30 million. We believe the Saudi Arabia market focuses on the highest quality middle meats, making it a valuable market for the U.S. to re-gain access.

●	On June 12, 2017, officials announced the technical requirements for beef exports to the People’s Republic of China. Export verification (“EV”) requirements include source and age verification with the use of a program compliant tag. In addition, China bans the use of synthetic growth promotants, including ractopamine. So, although there is not a formal non-hormone component to the EV requirements for the supply chain, due to China’s residue testing, packers will be seeking non-hormone treated cattle and/or verified natural cattle to ensure continued market access. China is the world's second largest buyer of beef, but beef imports from the U.S. to China have been banned since the 2003 Bovine Spongiform Encephalopathy outbreak, also known as “Mad Cow Disease.”

Seasonality

Our business is subject to seasonal fluctuations. Significant portions of our verification and certification service revenue are typically realized during late May through early October when the calf marketings and the growing seasons are at their peak. Because of the seasonality of the business and our industry, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Liquidity and Capital Resources

At March 31, 2018, we had cash, cash equivalents and short-term investments of approximately $4,567,400 compared to approximately $3,449,000 at December 31, 2017. Our working capital at March 31, 2018 was approximately $3,796,200 compared to $3,712,200 at December 31, 2017.

Net cash provided by operating activities for the three months ended March 31, 2018 was approximately $1,314,700 compared to net cash provided of $795,400 during the same period in 2017. Net cash provided by operating activities is driven by our net income (loss) and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock based compensation expense, and deferred taxes.

Net cash used in investing activities for the three months ended March 31, 2018, was $154,300 compared to $20,000 used in the 2017 period. Net cash used in the 2018 period was primarily attributable to the acquisition of the 2,300-square foot building located in Medina, North Dakota, which was previously leased.

Net cash used in financing activities for the three months ended March 31, 2018, was $43,800 compared to $18,000 used in the 2017 period. Net cash used in the both the 2018 and 2017 period was primarily due to the repurchase of common shares under the Stock Buyback Plan.

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

Debt Facility

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2020. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due upon maturity. As of March 31, 2018, and December 31, 2017, the effective interest rate was 5.5%. The LOC is collateralized by all the business assets of International Certification Services, Inc. (“ICS”). As of March 31, 2018, and December 31, 2017, there were no amounts outstanding under this LOC.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Three months ended March 31, 2018 compared to the same periods in fiscal year 2017

The following table shows information for reportable operating segments:

	Three months ended March 31,
	2018	2017
Verification and Certification Segment:
Assets	$9,830,255	$8,716,678

Verification and certification revenues	$2,796,194	$2,554,635
Products sales’	353,894	243,266
Total segment revenue	$3,150,088	$2,797,901

Cost of verification and certification services	$1,450,609	$1,257,373
Cost of products	225,975	153,866
Total segment costs of revenues	$1,676,584	$1,411,239

Gross profit - verification and certification gross profit	$1,345,585	$1,297,262
Gross profit - products	127,919	89,400
Total segment gross profit	$1,473,504	$1,386,662

Selling, general and administrative expenses	1,410,394	1,081,665
Segment Operating Income Segment operating income	$63,110	$304,997

	Three months ended March 31,
Software Sales and Related Consulting Segment:	2018	2017
Assets	$4,253,835	$4,772,505

Software license, maintenance and support services	$287,444	$107,186
Consulting service revenue	183,270	168,861
Total segment revenue	$470,714	$276,047

Cost of software license, maintenance and support services	$137,434	$127,462
Cost of software related consulting service revenue	75,461	72,610
Total segment costs of revenues	$212,895	$200,072

Gross profit - software license, maintenance and support services	$150,010	$(20,276)
Gross profit - consulting service revenue	107,809	96,251
Total segment gross profit	$257,819	$75,975

Selling, general and administrative expenses	294,080	389,164
Segment operating loss	$(36,261)	$(313,189)

	Three months ended March 31,
Consolidated Information:	2018	2017
Verification and certification segment	$9,830,255	$8,716,678
Software and related consulting segment	4,253,835	4,772,505
Consolidated Assets	$14,084,090	$13,489,183

Verification and certification segment	$3,150,088	$2,797,901
Software and related consulting segment	470,714	276,047
Consolidated Revenues:	$3,620,802	$3,073,948

Verification and certification segment	$1,473,504	$1,386,662
Software and related consulting segment	257,819	75,975
Consolidated Gross Profit:	$1,731,323	$1,462,637

Verification and certification segment	$1,410,394	$1,081,665
Software and related consulting segment	294,080	389,164
Consolidated Selling, General and Administrative Expenses:	$1,704,474	$1,470,829

Verification and certification segment	$63,110	$304,997
Software and related consulting segment	(36,261)	(313,189)
Consolidated Income from Operations:	$26,849	$(8,192)

Verification and Certification Segment

Verification and certification service revenues consist of fees charged for verification audits and other verification and certification related services that the Company performs for customers. Fees earned from our WFCF labeling program are also included in our verification and certification revenues as it represents a value-added extension of our source verification. Verification and certification service revenue for the three months ended March 31, 2018 increased approximately $241,600, or 9.5% compared to 2017. Overall, the increase is due to an increase in new verification customers, as well as an increase in product offerings. We are seeing increased demand from cattle producers in response to the re-opening of the export market to China as discussed above in “Current Marketplace Opportunities.”

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. Product sales for the three months ended March 31, 2018 increased approximately $110,600, or 45.5% compared to 2017. Overall, our product sales have increased primarily in response to the re-opening of the China export market and the requirement for source and age verification using an identification tag at birth for cattle.

Costs of revenues for our verification and certification segment for the three months ended March 31, 2018 were approximately $1.68 million compared to approximately $1.41 million in 2017. Gross margin for the three months ended March 31, 2018 decreased slightly to 46.8% compared to 49.6% in 2017. The decrease in our margins is predominately due to product mix changes. Additionally, our margins are impacted by various costs such as cost of products, salaries and benefits, insurance, and taxes.

Selling, general and administrative expenses for the three months ended March 31, 2018 were approximately $1.41 million compared to $1.08 million in 2017. Overall, the increase in our selling, general and administrative expenses is due in part to slightly higher head count, an increase in base salaries, the accelerated amortization of the ICS beneficial lease arrangement previously discussed, increased square footage and corresponding rent expense for the corporate headquarters, and increasing public company compliance costs and professional fees due to implementing new accounting standards.

Software Sales and Related Consulting Segment

Software license, maintenance and support services revenue is a revenue stream specific to our acquisition of SureHarvest. SureHarvest employs a SaaS revenue model that bundles annual software licenses with ongoing software enhancements and upgrades and a wide range of professional services that generate incremental revenue specific to the food and agricultural industry. Software license, maintenance and support services revenue for the three months ended March 31, 2018 increased approximately $180,300, or 168.2% compared to 2017. The increase is predominately due to a significant increase in the number of billable hours of staff focused on software enhancements and upgrades.

Software-related consulting service revenue primarily represents fees earned from professional appearances, customer education and training related services specific to our acquisition of SureHarvest. Software-related consulting service revenue for the three months ended March 31, 2018 increased approximately $14,400, or 8.5% compared to 2017. The increase is predominately due to the timing of customer education and training services.

Costs of revenues for our software sales and related consulting segment for the three months ended March 31, 2018 were approximately $212,900 compared to approximately $200,100 in 2017. Gross margin for the three months ended March 31, 2018 improved significantly to 54.8% compared to 27.5% in 2017.  Our margins were positively impacted by improvements in overall efficiency and the number of our billable hours, as well as other variable costs of salaries and benefits, insurance, and taxes.

Selling, general and administrative expenses for the three months ended March 31, 2018 decreased approximately $95,100, or 24.4% compared to 2017. The decrease is predominately due to some employee turnover and re-alignment with a shift from non-billable hours to billable hours to reduce fixed costs.

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

Income Tax Expense

The provision or benefit for income taxes is recorded at the end of each interim period based on the Company's best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three months ended March 31, 2018 and 2017, we recorded income tax expense of $8,000 and $3,000 respectively.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the three months ended March 31, 2018 was approximately $35,500, or less than $0.01 per basic and diluted common share, compared to $115,400, or less than $0.01 per basic and diluted common share for the same period in 2017.

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

Internal Control Over Financial Reporting

With the adoption of ASC Topic 606 as further described in Note 11 to the Consolidated Financial Statements in Part I of this Quarterly Report, we have analyzed our internal control over financial reporting framework and determined that new controls were needed around contract inception and contract modifications, as well as periodic reviews of material contracts. There have not been any other changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may become involved in various legal actions, administrative proceedings and claims in the ordinary course of business. We generally record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable.

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2017 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or results of operations.

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

Date: May 14, 2018	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

By:	/s/ Dannette Henning
Chief Financial Officer