Form 10-Q
period 2018-06-30
Where Food Comes From, Inc.
filed 2018-08-14
CIK 1360565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2018

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

Yes ☐         No ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 8, 2018, was 24,805,169.

Where Food Comes From, Inc.
Table of Contents
June 30, 2018

Part 1 - Financial Information

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 4.	Controls and Procedures	34

Part II - Other Information

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 6.	Exhibits	35

Where Food Comes From, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$3,061,152	$2,705,778
Accounts receivable, net of allowance	1,979,029	1,898,749
Short-term investments	749,110	743,206
Prepaid expenses and other current assets	242,306	245,073
Total current assets	6,031,597	5,592,806
Property and equipment, net	1,513,682	1,068,087
Intangible and other assets, net	3,754,305	3,948,530
Goodwill	2,624,690	2,652,250
Deferred tax assets, net	114,622	79,622
Total assets	$14,038,896	$13,341,295

Liabilities and Equity
Current liabilities:
Accounts payable	$539,563	$457,307
Accrued expenses and other current liabilities	664,328	555,129
Customer deposits and deferred revenue	1,135,034	851,185
Current portion of notes payable	9,803	9,446
Current portion of capital lease obligations	7,627	7,527
Total current liabilities	2,356,355	1,880,594
Notes payable, net of current portion	37,431	42,452
Capital lease obligations, net of current portion	21,580	25,419
Lease incentive obligation	141,771	147,189
Total liabilities	2,557,137	2,095,654

Commitments and contingencies (Note 9)

Contingently redeemable non-controlling interest	1,548,195	1,574,765

Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 25,190,338 (2018) and 24,972,684 (2017) shares issued, and 24,805,169 (2018) and 24,652,895 (2017) shares outstanding	25,190	24,972
Additional paid-in-capital	10,544,034	10,353,037
Treasury stock of 385,169 (2018) and 319,789 (2017) shares	(865,380)	(724,530)
Retained earnings	229,720	17,397
Total equity	9,933,564	9,670,876
Total liabilities and stockholders’ equity	$14,038,896	$13,341,295

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

 Consolidated Statements of Income

(Unaudited)

	Three months ended June 30,
	2018	2017
Revenues:
Verification and certification service revenue	$3,507,757		$2,925,298
Product sales	496,312		295,640
Software license, maintenance and support services revenue	263,316		130,234
Software-related consulting service revenue	170,923		150,910
Total revenues	4,438,308		3,502,082
Costs of revenues:
Costs of verification and certification services	1,850,555		1,573,858
Costs of products	319,970		179,133
Costs of software license, maintenance and support services	168,511		92,775
Costs of software-related consulting services	87,546		66,128
Total costs of revenues	2,426,582		1,911,894
Gross profit	2,011,726		1,590,188
Selling, general and administrative expenses	1,770,468		1,711,020
Income (loss) from operations	241,258		(120,832)
Other expense (income):
Interest expense	1,315		154
Other income, net	(5,122)		(7,970)
Income (loss) before income taxes	245,065		(113,016)
Income tax expense (benefit)	80,000		(52,000)
Net income (loss)	165,065		(61,016)
Net loss attributable to non-controlling interest	11,774		123,387
Net income attributable to Where Food Comes From, Inc.	$176,839		$62,371

Per share - net income attributable to Where Food Comes From, Inc.:
Basic	$0.01	$	*
Diluted	$0.01	$	*

Weighted average number of common shares outstanding:
Basic	24,718,430		24,664,882
Diluted	24,896,195		24,822,563

* less than $0.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

 Consolidated Statements of Income

(Unaudited)

	Six months ended June 30,
	2018	2017
Revenues:
Verification and certification service revenue	$6,303,951	$5,479,933
Product sales	850,206	538,906
Software license, maintenance and support services revenue	550,760	289,498
Software-related consulting service revenue	354,193	267,693
Total revenues	8,059,110	6,576,030
Costs of revenues:
Costs of verification and certification services	3,301,164	2,831,231
Costs of products	545,945	332,999
Costs of software license, maintenance and support services	305,945	220,237
Costs of software-related consulting services	163,007	138,738
Total costs of revenues	4,316,061	3,523,205
Gross profit	3,743,049	3,052,825
Selling, general and administrative expenses	3,474,942	3,181,849
Income (loss) from operations	268,107	(129,024)
Other expense (income):
Interest expense	2,394	316
Other income, net	(8,040)	(9,298)
Income (loss) before income taxes	273,753	(120,042)
Income tax expense (benefit)	88,000	(49,000)
Net income (loss)	185,753	(71,042)
Net loss attributable to non-controlling interest	26,570	248,792
Net income attributable to Where Food Comes From, Inc.	$212,323	$177,750

Per share - net income attributable to Where Food Comes From, Inc.:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Weighted average number of common shares outstanding:
Basic	24,683,264	24,656,398
Diluted	24,871,523	24,802,564

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2018	2017

Operating activities:
Net income (loss)	$185,753	$(71,042)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	501,603	420,915
Lease incentive obligation	(5,418)	(5,418)
Stock-based compensation expense	80,021	89,470
Common stock issued for services rendered	—	25,000
Deferred tax expense (benefit)	(35,000)	(82,000)
Bad debt expense	10,097	10,249
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable	(90,377)	(138,570)
Short-term investments	(5,904)	(7,284)
Prepaid expenses and other assets	2,767	(189,368)
Accounts payable	82,256	94,814
Accrued expenses and other current liabilities	135,801	100,805
Customer deposits and deferred revenue	257,247	541,976
Net cash provided by operating activities	1,118,846	789,547

Investing activities:
Acquisition of Sow Organic	(450,000)	—
Acquisition of A Bee Organic	—	(150,000)
Purchases of property and equipment	(162,869)	(20,563)
Purchases of other long-term assets	(1,350)	—
Net cash used in investing activities	(614,219)	(170,563)

Financing activities:
Repayments of notes payable	(4,664)	—
Repayments of capital lease obligations	(3,739)	(2,017)
Proceeds from stock option exercise	—	8,168
Stock repurchase under Stock Buyback Plan	(140,850)	(26,723)
Net cash used in financing activities	(149,253)	(20,572)
Net change in cash	355,374	598,412
Cash at beginning of year	2,705,778	2,489,985
Cash at end of year	$3,061,152	$3,088,397

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statement of Equity

Six months ended June 30, 2018

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total

Balance at January 1, 2018	24,652,895	$24,972	$10,353,037	$(724,530)	$17,397	$9,670,876

Effect of acquisition fair value adjustment	—	$—	(321,937)	$—	$—	(321,937)
Stock-based compensation expense	—	—	80,021	—	—	80,021
Issuance of common shares in acquisition of Sow Organic LLC	217,654	218	432,913	—	—	433,131
Repurchase of common shares under Stock Buyback Plan	(65,380)	—	—	(140,850)	—	(140,850)
Net income attributable to Where Food Comes From, Inc.	—	—	—	—	212,323	212,323
Balance at June 30, 2018	24,805,169	$25,190	$10,544,034	$(865,380)	$229,720	$9,933,564

The accompanying notes are an integral part of these consolidated financial statements.

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

Basis of Presentation

Our unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the results of operations, financial position and cash flows of Where Food Comes From, Inc. and its subsidiaries, International Certification Services, Inc. (“ICS”), Validus Verifications Services, LLC (“Validus”), Sterling Solutions (“Sterling”), SureHarvest Services, Inc. (“SureHarvest”), A Bee Organic and our most recent acquisition, Sow Organic (collectively referred to as “we,” “us,” and “our” throughout this Form 10-Q). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues, costs and expenses during the reporting period. All significant intercompany transactions and amounts have been eliminated. The results of businesses acquired are included in the consolidated financial statements from the date of the acquisition. Actual results could differ from the estimates.

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2017, included in our Form 10-K filed on April 2, 2018. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the quarter and year to date period ended June 30, 2018 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) Accounting Standards Codification is the sole source of authoritative GAAP other than SEC issued rules and regulations that apply only to SEC registrants. The FASB issues an Accounting Standards Update (ASU) to communicate changes to the codification. The Company considers the applicability and impact of all ASU’s. ASU’s not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the consolidated financial statements.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (ASC 606), which created a comprehensive, five-step model for revenue recognition that requires a company to recognize revenue to depict the transfer of promised goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. Under ASC 606, a company will be required to use more judgment and make more estimates when considering contract terms as well as relevant facts and circumstances when identifying performance obligations, estimating the amount of variable consideration in the transaction price and allocating the transaction price to each separate performance obligation. The Company adopted this standard on January 1, 2018 using the modified retrospective approach. Refer to Note 12, “Revenue,” for a further discussion on the adoption of ASC 606.

Recently Issued Accounting Pronouncements

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

In April 2017, the FASB has issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which removes Step 2 from the goodwill impairment test. As a result, under the ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company is required to adopt the new standard in 2020. We continue to execute on our implementation plan and we are currently gathering lease data to derive the impact of the ASU on its financial statements. The adoption is anticipated to have a material impact on assets and liabilities due to the recognition of lease rights and obligations on the balance sheet effective January 1, 2019. However, we do not expect the adoption to have a material impact to our consolidated results of operations or statement of cash flows.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. Under this ASU, share based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to Accounting Standards Codification (“ASC”) 718 upon vesting which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. We are in the process of evaluating the impact of adoption of this ASU on our consolidated financial statements.

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

Pursuant to the SureHarvest Purchase Agreement, WFCF purchased the business assets of the Seller for total consideration of approximately $2.8 million, comprised of approximately $1,122,000 in cash and 850,852 shares of common stock of WFCF valued at approximately $1,534,900. Additionally, we issued the Seller a 40% membership interest in SureHarvest, with the Company holding a 60% interest.

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

Sow Organic Acquisition

On May 16, 2018, we acquired Sow Organic for $450,000 in cash and 217,654 shares of common stock of WFCF valued at approximately $433,100 based on the closing price of our stock on May 16, 2018, of $1.99 per share. We believe the transaction adds complementary solutions and services. Sow Organic’s software as a service (SaaS) model allows organic certification bodies to automate and accelerate new customer onboarding by converting traditional paper-based processes to digital format, resulting in lower costs, improved workflow management and increased productivity. Sow Organic’s unique design allows certification bodies to digitize any certification scheme. Likewise, the software affords producers and handlers a more efficient way to become certified and to digitally manage their records on an ongoing basis, including completing annual certification requirements fully online. We intend to further develop the organic business opportunity and collaborate on a broader rollout of the solution to other certification markets where the tool is equally suited to improve efficiencies and reduce costs in the certification process. This transaction further strengthens our intellectual property portfolio, which we believe represents a distinct competitive advantage for the Company.

This acquisition did not materially affect the Company’s consolidated results of operations. The following table summarizes the preliminary purchase price allocated fair values assigned to the assets acquired in addition to the excess of the purchase price over the net assets acquired:

May 16, 2018
Property and equipment	$445,000
Indentifiable intangible assets	143,754
Excess attributable to goodwill	294,377
Total consideration	$883,131

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

Out of Period Adjustment

For the periods prior to December 31, 2017, the Company discovered that a discount for the lack of marketability related to certain lock-up provisions within our purchase agreements had not been considered for stock issued in which the restriction exceeds one-year. The company evaluated the impact of not recording the discount in the Consolidated Balance Sheet in the historical period presented and concluded that the effect was immaterial. We corrected the immaterial error in the current period by recording an out-of-period adjustment for approximately $321,900 to decrease goodwill and additional paid-in-capital.

In evaluating the adjustment, we referred to the SEC Staff Accounting Bulletin (SAB) No. 99, including SAB Topic 1.M, which provides guidance on the assessment of materiality and states that “the omission or misstatement of an item in a financial report is material if, in the light of surrounding circumstances, the magnitude of the item is such that it is probable that the judgment of a reasonable person relying upon the report would have been changed or influenced by the inclusion or correction of the item.” We also referred to SAB 108 for guidance on considering the effects of prior year misstatements when quantifying misstatements in current year financial statements and the assessment of materiality.

Our analysis of the materiality of the adjustment was performed by reviewing quantitative and qualitative factors. We determined based on this analysis that the adjustment was not material to the current period and any prior periods.

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

The following is a reconciliation of the share data used in the basic and diluted income per share computations:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Basic:
Weighted average shares outstanding	24,718,430	24,664,882	24,683,264	24,656,398

Diluted:
Weighted average shares outstanding	24,718,430	24,664,882	24,683,264	24,656,398
Weighted average effects of dilutive securities	177,765	157,681	188,259	146,166
Total	24,896,195	24,822,563	24,871,523	24,802,564

Antidilutive securities:	124,000	94,000	124,000	94,000

The effect of the inclusion of the antidilutive shares would have resulted in an increase in earnings per share. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Note 4 – Intangible and Other Assets

The following table summarizes our intangible and other assets:

	June 30,	December 31,	Estimated
	2018	2017	Useful Life
Intangible assets subject to amortization:
Tradenames and trademarks	$292,307	$282,307	2.5 - 8.0 years
Accreditations	85,395	97,706	5.0 years
Customer relationships	3,218,305	3,084,551	8.0 - 15.0 years
Beneficial lease arrangement	—	120,200	11.0 years
Patents	970,100	970,100	4.0 years
	4,566,107	4,554,864
Less accumulated amortization	1,290,347	1,084,879
	3,275,760	3,469,985
Tradenames/trademarks (not subject to amortization)	465,000	465,000
	3,740,760	3,934,985
Other	13,545	13,545
	$3,754,305	$3,948,530

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

Note 5 – Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities as of:

	June 30,	December 31,
	2018	2017

Income and sales taxes payable	$75,589	$255,099
Payroll related accruals	372,967	148,408
Professional fees and other expenses	95,991	80,326
Deferred rent expense	119,781	71,296
	$664,328	$555,129

Note 6 – Notes Payable

Notes Payable consist of the following:

	June 30,	December 31,
	2018	2017

Vehicle note	$47,234	$51,898
Less current portion of notes payable and other long-term debt	(9,803)	(9,446)
Notes payable and other long-term debt	$37,431	$42,452

In September 2017, we entered into a note payable of $54,165 for the purchase of a vehicle. Interest and principal payments are due in equal monthly installments of $1,087 over five years beginning October 2017. This note bears an interest rate of 7.44% per annum and is fully secured by the vehicle.

Unison Revolving Line of Credit

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2020. The LOC provides for $75,050 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. As of June 30, 2018, and December 31, 2017, the effective interest rate was 5.5%. The LOC is collateralized by all the business assets of ICS. As of June 30, 2018, and December 31, 2017, there were no amounts outstanding under this LOC.

Note 7 – Stock-Based Compensation

In addition to cash compensation, the Company may compensate certain service providers, including employees, directors, consultants, and other advisors, with equity-based compensation in the form of stock options and restricted stock awards. The Company recognizes all equity-based compensation as stock-based compensation expense based on the fair value of the compensation measured at the grant date. For stock options, fair value is calculated at the date of grant using the Black-Scholes-Merton option pricing model. For restricted stock awards, fair value is the closing stock price for the Company’s common stock on the grant date. The expense is recognized over the vesting period of the grant. For the periods presented, all stock-based compensation expense was classified as a component within selling, general and administrative expense in the Company’s consolidated statements of income.

The amount of stock-based compensation expense is as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Stock options	$19,944	$14,722	$36,375	$29,413
Restricted stock awards	22,175	29,691	43,646	60,057
Total	$42,119	$44,413	$80,021	$89,470

On March 8, 2018, the Company awarded stock options to purchase 25,000 shares of the Company’s common stock at an exercise price of $2.55 per share to one of our business consultants. The Company estimated the fair value of stock options using the Black-Scholes-Merton option pricing model with the following assumptions:

	2018	2017
Number of options awarded to purchase common shares	25,000	None
Risk-free interest rate	2.60%	N/A
Expected volatility	154.3%	N/A
Assumed dividend yield	N/A	N/A
Expected life of options from the date of grant	9.8 years	N/A

On July 9, 2018, the Company awarded stock options to purchase 70,750 shares of Company common stock to all eligible full-time employees, excluding the executive officers. The grant-date exercise price is $1.80 per share.

The estimated unrecognized compensation cost from unvested awards which will be recognized ratably over the remaining vesting phase is as follows:

Years ended December 31st:	Unvested stock options	Unvested restricted stock awards	Total unrecognized compensation expense
2018 (remaining six months)	59,426	30,184	89,610
2019	115,223	15,674	130,897
2020	62,636	4,251	66,887
2021	24,272	706	24,978
	$261,557	$50,815	$312,372

Equity Incentive Plans

Our 2016 Equity Incentive Plan (the “Equity Incentive Plan”) provides for the issuance of stock-based awards to employees, officers, directors and consultants. The Plan permits the granting of stock awards and stock options. The vesting of stock-based awards is generally subject to the passage of time and continued employment through the vesting period.

Stock Option Activity

Stock option activity under our Equity Incentive Plan is summarized as follows:

	Number of awards	Weighted avg. exercise price per share	Weighted avg. fair value per share	Weighted avg. remaining contractual life (in years)	Aggregate intrinsic value

Outstanding, December 31, 2017	266,585	$1.23	$1.22	6.06	$462,508
Granted	25,000	$2.55	$2.51	9.70
Exercised	—	$—	$—	—
Expired/Forfeited	—	$—	$—	—
Outstanding, June 30, 2018	291,585	$1.34	$1.33	5.92	$173,810
Exercisable, June 30, 2018	203,914	$1.02	$1.03	4.68	$173,810
Unvested, June 30, 2018	87,671	$2.08	$2.06	8.81	$—

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on June 30, 2018 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on June 30, 2018.

Restricted Stock Activity

Restricted stock activity under our Equity Incentive Plan is summarized as follows:

	Number of options	Weighted avg. grant date fair value
Non-vested restricted shares, December 31, 2017	99,000	$2.56
Granted	5,000	$2.55
Vested	—	$—
Forfeited	—	$—
Non-vested restricted shares, June 30, 2018	104,000	$2.56

Note 8 – Income Taxes

On December 22, 2017, the U.S. government enacted comprehensive tax legislation (the “Tax Act”), which significantly revises the ongoing U.S. corporate income tax law by lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system, imposing a one-time tax on foreign unremitted earnings and setting limitations on deductibility of certain costs, among other things.

The Company is subject to the provisions of the FASB ASC 740-10, Income Taxes, which requires that the effect on deferred tax assets and liabilities of a change in tax rates be recognized in the period the tax rate change was enacted. Due to the complexities involved in accounting for the recently enacted Tax Act, the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 118 requires that the Company include in its financial statements the reasonable estimate of the impact of the Tax Act on earnings to the extent such estimate has been determined.

Pursuant to the SAB118, the Company is allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The final impact on the Company from the Tax Act’s transition tax legislation may differ from the aforementioned estimates due to the complexity of calculating and supporting with primary evidence. Such differences could be material, due to, among other things, changes in interpretations of the Tax Act, future legislative action to address questions that arise because of the Tax Act, changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition tax’s reasonable estimate. The Company will continue to evaluate the impact of the U.S. Tax Act and will record any resulting tax adjustments during 2018.

The Company’s subsidiary, SureHarvest, is a California limited liability company (“LLC”). As an LLC, management believes SureHarvest is not subject to income taxes, and such taxes are the responsibility of the respective members.

The provision or benefit for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three months ended June 30, 2018 we recorded income tax expense of $80,000 compared to an income tax benefit of $52,000 for the 2017 period. For the six months ended June 30, 2018 we recorded income tax expense of $88,000 compared to an income tax benefit of $49,000 for the 2017 period.

Note 9 – Commitments and Contingencies

Operating Leases & Lease Incentive Obligation

The Company relocated its headquarters within Castle Rock, Colorado, during the third quarter 2016 and entered into a new lease agreement for approximately 8,000 square feet of office space. This space is being leased from The Move, LLC in which our CEO and President, each a related party to the Company, have a 27% ownership interest. The lease agreement has an initial term of five years plus two renewal periods, which the Company is more likely than not to renew. In August 2017, the Company amended its lease agreement with The Move, LLC to provide for an additional 7,700 square feet of office space commencing on December 1, 2017. The additional space is currently not approved for occupancy. Total rental payments beginning December 1, 2017 increased from $18,000 to approximately $35,100 per month. The rental payments include common area charges and are subject to annual increases over the term of the lease. The Company recognizes rent expense on a straight-line basis over the non-cancelable lease term and option renewal periods. The resulting deferred rent is included in accrued expenses and other current liabilities on the consolidated balance sheet.

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

As of June 30, 2018, future minimum lease payments for all operating leases are as follows:

Years ended December 31st:	Total
2018 (remaining six months)	254,913
2019	479,498
2020	468,620
2021	482,678
2022	497,159
Thereafter	4,927,253
Total lease commitments	7,110,121

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

The table below reflects the activity of the contingently redeemable non-controlling interest at June 30, 2018:

Balance, January 1, 2018	$1,574,765
Net loss attributable to non-controlling interest in SureHarvest for the year to date period ended June 30, 2018	(26,570)
Balance, June 30, 2018	$1,548,195

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

Additionally, the Company determined that it also has a software sales and related consulting services segment. This segment includes software license, maintenance, support and software-related consulting service revenues.

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

The Company eliminates intercompany transfers between segments for management reporting purposes. The following table shows information for reportable operating segments:

	Three months ended June 30, 2018			Three months ended June 30, 2017
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Consolidated	Verification and Certification Segment	Software Sales and Related Consulting Segment	Consolidated
Revenues:
Verification and certification service revenue	$3,507,757	$—	$3,507,757	$2,925,298	$—	$2,925,298
Product sales	496,312	—	496,312	295,640	—	295,640
Software license, maintenance and support services revenue	—	263,316	263,316	—	130,234	130,234
Software-related consulting service revenue	—	170,923	170,923	—	150,910	150,910
Total revenues	$4,004,069	$434,239	$4,438,308	$3,220,938	$281,144	$3,502,082
Costs of revenues:
Costs of verification and certification services	1,850,555	—	1,850,555	1,573,858	—	1,573,858
Costs of products	319,970	—	319,970	179,133	—	179,133
Costs of software license, maintenance and support services	—	168,511	168,511	—	92,775	92,775
Costs of software-related consulting services	—	87,546	87,546	—	66,128	66,128
Total costs of revenues	2,170,525	256,057	2,426,582	1,752,991	158,903	1,911,894
Gross profit	1,833,544	178,182	2,011,726	1,467,947	122,241	1,590,188
Selling, general and administrative expenses	1,500,446	270,022	1,770,468	1,280,665	430,355	1,711,020
Segment operating income (loss)	$333,098	$(91,840)	$241,258	$187,282	$(308,114)	$(120,832)

	Six months ended June 30, 2018			Six months ended June 30, 2017
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Consolidated	Verification and Certification Segment	Software Sales and Related Consulting Segment	Consolidated
Revenues:
Verification and certification service revenue	$6,303,951	$—	$6,303,951	$5,479,933	$—	$5,479,933
Product sales	850,206	—	850,206	538,906	—	538,906
Software license, maintenance and support services revenue	—	550,760	550,760	—	289,498	289,498
Software-related consulting service revenue	—	354,193	354,193	—	267,693	267,693
Total revenues	$7,154,157	$904,953	$8,059,110	$6,018,839	$557,191	$6,576,030
Costs of revenues:
Costs of verification and certification services	3,301,164	—	3,301,164	2,831,231	—	2,831,231
Costs of products	545,945	—	545,945	332,999	—	332,999
Costs of software license, maintenance and support services	—	305,945	305,945	—	220,237	220,237
Costs of software-related consulting services	—	163,007	163,007	—	138,738	138,738
Total costs of revenues	3,847,109	468,952	4,316,061	3,164,230	358,975	3,523,205
Gross profit	3,307,048	436,001	3,743,049	2,854,609	198,216	3,052,825
Selling, general and administrative expenses	2,910,840	564,102	3,474,942	2,362,330	819,519	3,181,849
Segment operating income (loss)	$396,208	$(128,101)	$268,107	$492,279	$(621,303)	$(129,024)

Note 11 – Supplemental Cash Flow Information

	Six months ended June 30,
	2018	2017
Cash paid during the year:
Interest expense	$2,394	$316
Income taxes	$304,765	$—

Non-cash investing and financing activities:
Common stock issued in connection with acquisition of Sow Organic	$433,131	$—
Common stock issued in connection with acquisition of A Bee Organic	$—	$98,221
Common stock issued for acquisition-related consulting fees	$—	$25,000

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

The impact of adoption on our current period results is as follows:

	Six months ended June 30, 2018
	Under ASC 606	Under ASC 605	Increase / (Decrease)
Revenues:
Verification and certification service revenue	$—	$70,250	$(70,250)
Costs and expenses:
Cost of verification and certification services	$—	$70,250	$(70,250)

Gross profit	$—	$—	$—
Net income (loss)	$—	$—	$—
Retained earnings	$—	$—	$—

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

We generally enter into revenue contracts with a one-year term. Our customers generally have the right to terminate the contract without prejudice with thirty days’ written notice. We have determined that, as a result of the termination provisions present in these contracts, the accounting contract term is a thirty-day period, with each thirty-day time increment representing a separate accounting contract under ASC 606.

Furthermore, we have concluded that there is a single performance obligation that is a series comprised of each distinct location or site audit performed. Our customers are charged a standard daily rate for the provision of an audit based on scale of site operations and geographical location. Consideration attributable to each audit within the series is variable, as the number of days required to complete each audit is not known until performance of that audit occurs. We have concluded that it is appropriate to allocate variable consideration (that is, the number of days required to complete an audit) to each audit within the series. This is because the consideration that we earn for each audit relates specifically to our efforts to transfer to our customer that discrete audit, and the resulting audit opinion or verification report, for that specified site or location, and this allocation is consistent with the allocation objective as defined in ASC 606. As a result, instances in which the Company evaluates and applies the constraint on variable consideration are immaterial.

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

Crop and Other Processed Product Verification and Certification Services

Third party crop and other processed product audits are generally structured such that we commit to perform an independent audit to verify that food producers and/or farmers comply with certain standards. We generally provide verification services related to organic, Non-GMO and gluten-free standards. Depending on the crop or product type, verification audit activities may take two months to one year to complete. During this assessment period, various integrated audit activities and/or input reviews are performed in accordance with the regulations specified by the relevant standard.

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

Revenue attributable to each of our identified revenue categories is disaggregated in the table below.

	Three months ended June 30, 2018			Six months ended June 30, 2018
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Consolidated	Verification and Certification Segment	Software Sales and Related Consulting Segment	Consolidated
Revenues:
Verification and certification service revenue
Product sales	$3,507,757	$—	$3,507,757	$6,303,951	$—	$6,303,951
Software license, maintenance and support services revenue	496,312	—	496,312	850,206	—	850,206
Software-related consulting service revenue	—	263,316	263,316	—	550,760	550,760
Total revenues	—	170,923	170,923	—	354,193	354,193
	$4,004,069	$434,239	$4,438,308	$7,154,157	$904,953	$8,059,110

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

As of June 30, 2018, and January 1, 2018, accounts receivable from contracts with customers, net of allowance for doubtful accounts, were approximately $1,979,000 and $1,898,700, respectively.

As of June 30, 2018, and January 1, 2018, deposits and deferred revenue from contracts with customers were approximately $1,108,400 and $851,200, respectively. The balance of these contract liabilities at the beginning of the period is expected to be recognized as revenue during 2018.

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

The ending balance at June 30, 2018 of capitalized assets attributable to the set-up costs incurred to fulfill software subscription and hosting contracts was not material. No set-up costs related to our software subscription and hosting services were incurred for the six months ended June 30, 2018.

In addition, amortization of capitalized set-up costs for the six months ended June 30, 2018 was not material, and no impairment loss was incurred related to capitalized set-up costs for the six months ended June 30, 2018.

Commissions and other costs to obtain a contract are expensed as incurred as our contracts are typically completed in one year or less, and where applicable, we generally would incur these costs whether or not we ultimately obtain the contract.

Note 13 – Subsequent Event

On August 9, 2018, the Company purchased a ten percent membership interest in Progressive Beef, LLC for an aggregate purchase price of approximately $1 million payable in cash of $900,000 and 50,340 shares of common stock of WFCF valued at approximately $91,100 based upon the closing price of our stock on August 9, 2018, of $1.81 per share.  Where Food Comes From is the exclusive certifier for Progressive Beef.

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

Current Marketplace Opportunities

Because of growing demand for increased transparency into food production practices, we believe there are three main market drivers to promote forward momentum for our business:

Market Driver #1 - Consumer awareness and expectations

●	The 13th Edition of “The Why? Behind The Buy,” based on the annual survey conducted by Acosta, a leading full-service sales and marketing agency in the consumer packaged goods (“CPG”) industry, was released in December 2016. The survey found that today’s shoppers are seeking positive culinary experiences, making deliberate decisions from the store to the stove, including wanting to feel good about the foods they eat, have pride in the brands they buy and share their cooking journeys online. The survey also explores the key factors contributing to this experiential evolution for grocery shoppers, including the growing natural/organics category. Shoppers’ spending on health products has seen steady growth in the past several years, driven by the desire of shoppers to feel good about the foods they are eating. “From online grocery ordering and a desire to explore new foods, to natural products and socially responsible brands, consumers are at the wheel when it comes to steering the CPG industry in a new direction. There’s no doubt that this evolution will continue in the coming year, so it’s up to the industry to adapt by leaning into these trends and building trust and loyalty among all shoppers,” said Colin Stewart, senior vice president at Acosta.

●	According to research dated March 2016 from Sullivan Higdon & Sink FoodThink, only one-third of consumers believe that the agriculture community and food companies are transparent. The research appears in “Evolving Trust in the Food Industry,” a white paper with insights into Americans’ knowledge and trust of the food industry and how those perceptions have changed from 2012 to 2016. These numbers are an improvement from 2012, when only 22% and 19% agreed that the agricultural community and food companies, respectively, are transparent. Increasing media attention and dialogue about food production, and the food industry’s willingness to be more open about its production practices, have likely caused this increase in perceived transparency. In turn, this provides consumers the knowledge to have definite opinions on the degree of industry transparency and an increased desire for more knowledge about how their food is produced.

●	According to the Organic Trade Association’s 2018 Organic Industry Survey, American consumers in 2017 filled more of their grocery carts with organic, buying everything from organic produce and organic ice cream to organic fresh juices and organic dried beans. Organic sales in the U.S. totaled a new record of $49.4 billion in 2017, up 6.4 percent from the previous year. Organic continued to increase its penetration into the total food market, and now accounts for 5.5 percent of the food sold in retail channels in the U.S.

Market Driver #2 - Global competitiveness among retailers

●	Restaurant chains and retailers with dominant market shares and large buying power, like McDonald’s and Wal-Mart, are leading the way in prioritizing sustainable food supply initiatives in response to consumer demands. With information literally at our fingertips, Google searches and smart phone apps are making it easier to expose where sustainable food supply chains are, and where they are not.

●	Producers, packers, distributors and retailers understand that verification, identification and traceability are key competitive differentiators. Oftentimes, it is necessary for export into international markets, including Korea, Russia, China and the European Union.

Market Driver #3 - Government regulation

●	The Animal Disease Traceability Rule promulgated by the USDA primarily covers beef cattle 18 months of age or older. Under the final rule, unless specifically exempted, livestock moved interstate must be officially identified and accompanied by an interstate certificate of veterinary inspection or other documentation, such as owner-shipper statements or brand certificates.

●	The Saudi Arabia market closed to U.S. beef in 2012. Since that time, the beef industry has been working with the U.S. government to re-open that market, which officially happened in early August 2016. In order to be approved to meet the export requirements, a company must have or must be approved by a USDA process verified plan and meet the Saudi Arabia export verification requirements. U.S. exports to Saudi Arabia in 2010 and 2011 were valued at approximately $30 million. We believe the Saudi Arabia market focuses on the highest quality middle meats, making it a valuable market for the U.S. to re-gain access.

●	On June 12, 2017, officials announced the technical requirements for beef exports to the People’s Republic of China. Export verification (“EV”) requirements include source and age verification with the use of a program compliant tag. In addition, China bans the use of synthetic growth promotants, including ractopamine. So, although there is not a formal non-hormone component to the EV requirements for the supply chain, due to China’s residue testing, packers will be seeking non-hormone treated cattle and/or verified natural cattle to ensure continued market access. China is the world’s second largest buyer of beef, but beef imports from the U.S. to China have been banned since the 2003 Bovine Spongiform Encephalopathy outbreak, also known as “mad cow Disease.”

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

Liquidity and Capital Resources

At June 30, 2018, we had cash, cash equivalents and short-term investments of approximately $3,810,300 compared to approximately $3,449,000 at December 31, 2017. Our working capital at June 30, 2018 was approximately $3,675,200 compared to $3,712,200 at December 31, 2017.

Net cash provided by operating activities for the six months ended June 30, 2018 was approximately $1,118,800 compared to net cash provided of $789,500 during the same period in 2017. Net cash provided by operating activities is driven by our net income (loss) and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock-based compensation expense, and deferred taxes.

Net cash used in investing activities for the six months ended June 30, 2018, was $614,200 compared to $170,600 used in the 2017 period. Net cash used in the 2018 period was primarily attributable to the acquisition Sow Organic for $450,000 in cash and $135,600 for the 2,300-square foot building located in Medina, North Dakota, which was previously leased. Net cash used in the 2017 period was primarily attributable to the acquisition of A Bee Organic, as well as routine purchase of property and equipment.

Net cash used in financing activities for the six months ended June 30, 2018, was $149,300 compared to $20,600 used in the 2017 period. Net cash used in the both the 2018 and 2017 period was primarily due to the repurchase of common shares under the Stock Buyback Plan.

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

Debt Facility

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2020. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due upon maturity. As of June 30, 2018, and December 31, 2017, the effective interest rate was 5.5%. The LOC is collateralized by all the business assets of International Certification Services, Inc. (“ICS”). As of June 30, 2018, and December 31, 2017, there were no amounts outstanding under this LOC.

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2018 compared to the same periods in fiscal year 2017

The following table shows information for reportable operating segments:

	Three months ended June 30, 2018			Three months ended June 30, 2017
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Consolidated	Verification and Certification Segment	Software Sales and Related Consulting Segment	Consolidated
Revenues:
Verification and certification service revenue	$3,507,757	$—	$3,507,757	$2,925,298	$—	$2,925,298
Product sales	496,312	—	496,312	295,640	—	295,640
Software license, maintenance and support services revenue	—	263,316	263,316	—	130,234	130,234
Software-related consulting service revenue	—	170,923	170,923	—	150,910	150,910
Total revenues	$4,004,069	$434,239	$4,438,308	$3,220,938	$281,144	$3,502,082
Costs of revenues:
Costs of verification and certification services	1,850,555	—	1,850,555	1,573,858	—	1,573,858
Costs of products	319,970	—	319,970	179,133	—	179,133
Costs of software license, maintenance and support services	—	168,511	168,511	—	92,775	92,775
Costs of software-related consulting services	—	87,546	87,546	—	66,128	66,128
Total costs of revenues	2,170,525	256,057	2,426,582	1,752,991	158,903	1,911,894
Gross profit	1,833,544	178,182	2,011,726	1,467,947	122,241	1,590,188
Selling, general and administrative expenses	1,500,446	270,022	1,770,468	1,280,665	430,355	1,711,020
Segment operating income (loss)	$333,098	$(91,840)	$241,258	$187,282	$(308,114)	$(120,832)

	Six months ended June 30, 2018			Six months ended June 30, 2017
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Consolidated	Verification and Certification Segment	Software Sales and Related Consulting Segment	Consolidated
Revenues:
Verification and certification service revenue	$6,303,951	$—	$6,303,951	$5,479,933	$—	$5,479,933
Product sales	850,206	—	850,206	538,906	—	538,906
Software license, maintenance and support services revenue	—	550,760	550,760	—	289,498	289,498
Software-related consulting service revenue	—	354,193	354,193	—	267,693	267,693
Total revenues	$7,154,157	$904,953	$8,059,110	$6,018,839	$557,191	$6,576,030
Costs of revenues:
Costs of verification and certification services	3,301,164	—	3,301,164	2,831,231	—	2,831,231
Costs of products	545,945	—	545,945	332,999	—	332,999
Costs of software license, maintenance and support services	—	305,945	305,945	—	220,237	220,237
Costs of software-related consulting services	—	163,007	163,007	—	138,738	138,738
Total costs of revenues	3,847,109	468,952	4,316,061	3,164,230	358,975	3,523,205
Gross profit	3,307,048	436,001	3,743,049	2,854,609	198,216	3,052,825
Selling, general and administrative expenses	2,910,840	564,102	3,474,942	2,362,330	819,519	3,181,849
Segment operating income (loss)	$396,208	$(128,101)	$268,107	$492,279	$(621,303)	$(129,024)

Verification and Certification Segment

Verification and certification service revenues consist of fees charged for verification audits and other verification and certification related services that the Company performs for customers. Fees earned from our WFCF labeling program are also included in our verification and certification revenues as it represents a value-added extension of our source verification. Verification and certification service revenue for the three and six months ended June 30, 2018 increased approximately $582,500, or 19.9%, and $824,000, or 15.0%, respectively, compared to the same periods in 2017. Overall, the increase is due to an increase in new verification customers, as well as an increase in product offerings. We are seeing increased demand from cattle producers in response to the re-opening of the export market to China as discussed above in “Current Marketplace Opportunities.”

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. Product sales for the three and six months ended June 30, 2018 increased approximately $200,700, or 67.9% and $311,300, or 57.8%, respectively, compared to the same periods in 2017. Overall, our product sales have increased primarily in response to the re-opening of the China export market and the requirement for source and age verification using an identification tag at birth for cattle.

Costs of revenues for our verification and certification segment for the three and six months ended June 30, 2018 were approximately $2.17 million and $3.85 million, respectively, compared to approximately $1.75 million and $3.16 million, respectively, for the same periods in 2017. Gross margin for the three months ended June 30, 2018 improved slightly to 45.8% compared to 45.6% in 2017. Gross margin for the six months ended June 30, 2018 decreased slightly to 46.2% compared to 47.4% in 2017. Fluctuations in our margins are predominately due to product mix changes. Additionally, our margins are impacted by various costs such as cost of products, salaries and benefits, insurance, and taxes.

Selling, general and administrative expenses for the three and six months ended June 30, 2018 increased approximately 17.2% and 23.2%, respectively compared to the same periods in 2017. Overall, the increase in our selling, general and administrative expenses is due in part to slightly higher head count, an increase in base salaries, the accelerated amortization of the ICS beneficial lease arrangement previously discussed, increased square footage and corresponding rent expense for the corporate headquarters, and increasing public company compliance costs and professional fees due to implementing new accounting standards.

Software Sales and Related Consulting Segment

Software license, maintenance and support services revenue is a revenue stream specific to our acquisitions of SureHarvest and Sow Organic. We employ a SaaS revenue model that bundles annual software licenses with ongoing software enhancements and upgrades and a wide range of professional services that generate incremental revenue specific to the food and agricultural industry. Software license, maintenance and support services revenue for the three and six months ended June 30, 2018 increased approximately $133,100, or 102.2%, and $261,300, or 90.3%, respectively, compared to the same periods in 2017. The increase is predominately due to a significant increase in the number of billable hours of staff focused on software enhancements and upgrades.

Software-related consulting service revenue primarily represents fees earned from professional appearances, customer education and training related services specific to our acquisition of SureHarvest. Software-related consulting service revenue for the three and six months ended June 30, 2018 increased approximately $20,000, or 13.3%, and $86,500, or 32.3%, respectively compared to the same periods in 2017. The increase is predominately due to growth in customer education and training services.

Costs of revenues for our software sales and related consulting segment for the three and six months ended June 30, 2018 were approximately $256,100 and $469,000, respectively, compared to approximately $158,900 and $359,000, respectively, for the same periods in 2017. Gross margin for the three months ended June 30, 2018 decreased slightly to 41.0% compared to 43.5% for the same period in 2017. The decrease was predominately due to additional costs absorbed from the Sow Organic acquisition. Gross margin for the six months ended June 30, 2018 improved to 48.2% compared to 35.6% for the same period in 2017. Our margins were positively impacted by improvements in overall efficiency and the number of our billable hours, as well as other variable costs of salaries and benefits, insurance, and taxes.

Selling, general and administrative expenses for the three and six months ended June 30, 2018 decreased approximately 37.3% and 31.2%, respectively, compared to the same periods in 2017. The decrease is predominately due to some employee turnover and re-alignment with a shift from non-billable hours to billable hours to reduce fixed costs.

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

Income Tax Expense

The provision or benefit for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three and six months ended June 30, 2018, we recorded income tax expense of $80,000 and $88,000, respectively, compared to income tax benefit of $52,000 and $49,000, respectively for the comparable periods in 2017.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the three months ended June 30, 2018 was approximately $176,800, or $0.01 per basic and diluted common share, compared to $62,400, or less than $0.01 per basic and diluted common share for the same period in 2017. Net income attributable to WFCF shareholders for the six months ended June 30, 2018 was approximately $212,300, or $0.01 per basic and diluted common share, compared to $177,800, or $0.01 per basic and diluted common share for the same period in 2017.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive and financial officers, have conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and financial officers concluded, as a result of the material weakness in internal control over financial reporting discussed below, that our disclosure controls and procedures were not effective as of the end of the period covered by this report. However, we believe that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

In July 2018, management concluded that a material weakness existed with respect to management placing undue reliance on their third-party specialist’s valuation of restricted stock issued in connection with our business acquisitions. This impacts equity and the calculation of goodwill. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Since such time, management is implementing the following measure to remediate the material weakness related to the process of valuation in connection with our business acquisitions. Management is implementing a review process that is performed in collaboration with outside legal counsel and third-party valuation specialists, where valuations of our business acquisitions are considered and analyzed to determine if discounts on the issuance of restricted stock has been appropriately considered. The valuations are further reviewed and approved by management to ensure the underlying information used by the valuation specialist is complete and accurate and that the valuation is consistent with generally accepted accounting principles.

Based on our assessment, we consider that the material weakness related to the process of valuation of restricted stock issued in connection with our business acquisitions has not been fully remediated and is still present as of June 30, 2018 as the remedial measures have not operated effectively for a sufficient period of time for management to conclude, through testing, that the applicable controls have operated effectively for a sufficient period of time.

Internal Control Over Financial Reporting

As previously discussed, management revised its policies and procedures with respect to controls over the process of valuation of restricted stock issued in connection with our business acquisitions. Additionally, with the adoption of ASC Topic 606 as further described in Note 11 to the Consolidated Financial Statements in Part I of this Quarterly Report, we have analyzed our internal control over financial reporting framework and implemented new controls around contract inception and contract modifications, as well as periodic reviews of material contracts. Except as described above, there have not been any other changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various legal actions, administrative proceedings and claims in the ordinary course of business. We generally record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable.

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2017 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2018, there have been no material changes to the risks disclosed in our most recent Annual Report on Form 10−K. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the Sow Organic acquisition, we issued 217,654 shares of common stock of Where Food Comes From, Inc. valued at approximately $433,100 based upon the closing price of our stock on May 16, 2018, of $1.99 per share.

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

ITEM 6. EXHIBITS

(a) Exhibits

Number	Description
10.1	Asset Purchase Agreement between Where Food Comes From, Inc and Sow Organic, LLC signed on May 16, 2018
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2018	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

By:	/s/ Dannette Henning
Chief Financial Officer