Form 10-Q
period 2018-09-30
Where Food Comes From, Inc.
filed 2018-11-13
CIK 1360565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2018

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

(303) 895-3002

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.                Yes ☒                No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).         Yes ☒                 No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	☐	Accelerated filer:	☐
Non-accelerated filer:	☐	Smaller reporting company:	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 7, 2018, was [25,087,946].

Where Food Comes From, Inc.

Table of Contents

September 30, 2018

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Where Food Comes From, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,243,782	$2,705,778
Accounts receivable, net of allowance	2,563,148	1,898,749
Short-term investments	496,402	743,206
Prepaid expenses and other current assets	307,476	245,073
Total current assets	5,610,808	5,592,806
Property and equipment, net	1,789,384	1,068,087
Intangible and other assets, net	4,867,464	3,948,530
Goodwill	3,213,444	2,652,250
Deferred tax assets, net	22,246	79,622
Total assets	$15,503,346	$13,341,295

Liabilities and Equity
Current liabilities:
Accounts payable	$735,732	$457,307
Accrued expenses and other current liabilities	1,045,742	555,129
Customer deposits and deferred revenue	976,876	851,185
Current portion of notes payable	9,986	9,446
Current portion of capital lease obligations	11,234	7,527
Total current liabilities	2,779,570	1,880,594
Notes payable, net of current portion	34,850	42,452
Capital lease obligations, net of current portion	35,603	25,419
Lease incentive obligation	369,282	147,189
Total liabilities	3,219,305	2,095,654

Commitments and contingencies (Note 9)

Contingently redeemable non-controlling interest	1,521,504	1,574,765

Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 25,473,115 (2018) and 24,972,684 (2017) shares issued, and 25,087,946 (2018) and 24,652,895 (2017) shares outstanding	25,473	24,972
Additional paid-in-capital	10,995,375	10,353,037
Treasury stock of 385,169 (2018) and 319,789 (2017) shares	(865,380)	(724,530)
Retained earnings	607,069	17,397
Total equity	10,762,537	9,670,876
Total liabilities and stockholders’ equity	$15,503,346	$13,341,295

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Income

(Unaudited)

	Three months ended September 30,
	2018	2017
Revenues:
Verification and certification service revenue	$3,906,996	$3,672,587
Product sales	783,303	687,235
Software license, maintenance and support services revenue	208,541	243,186
Software-related consulting service revenue	226,538	131,427
Total revenues	5,125,378	4,734,435
Costs of revenues:
Costs of verification and certification services	2,098,462	2,096,907
Costs of products	489,149	410,309
Costs of software license, maintenance and support services	183,942	141,902
Costs of software-related consulting services	117,303	43,981
Total costs of revenues	2,888,856	2,693,099
Gross profit	2,236,522	2,041,336
Selling, general and administrative expenses	1,819,019	1,591,597
Income from operations	417,503	449,739
Other expense (income):
Dividend income from Progressive Beef	(100,000)	—
Other income, net	(3,516)	(1,691)
Interest expense	1,361	287
Income before income taxes	519,658	451,143
Income tax expense	169,000	199,000
Net income	350,658	252,143
Net loss attributable to non-controlling interest	26,691	38,049
Net income attributable to Where Food Comes From, Inc.	$377,349	$290,192

Per share - net income attributable to Where Food Comes From, Inc.:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

Weighted average number of common shares outstanding:
Basic	24,900,919	24,705,934
Diluted	25,074,477	24,886,147

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Income

(Unaudited)

	Nine months ended September 30,
	2018	2017
Revenues:
Verification and certification service revenue	$10,210,947	$9,152,520
Product sales	1,633,509	1,226,141
Software license, maintenance and support services revenue	759,301	532,684
Software-related consulting service revenue	580,731	399,120
Total revenues	13,184,488	11,310,465
Costs of revenues:
Costs of verification and certification services	5,399,626	4,928,139
Costs of products	1,035,094	743,308
Costs of software license, maintenance and support services	489,887	362,139
Costs of software-related consulting services	280,310	182,718
Total costs of revenues	7,204,917	6,216,304
Gross profit	5,979,571	5,094,161
Selling, general and administrative expenses	5,293,961	4,773,446
Income from operations	685,610	320,715
Other expense (income):
Dividend income from Progressive Beef	(100,000)	—
Other income, net	(11,556)	(10,989)
Interest expense	3,755	603
Income before income taxes	793,411	331,101
Income tax expense	257,000	150,000
Net income	536,411	181,101
Net loss attributable to non-controlling interest	53,261	286,841
Net income attributable to Where Food Comes From, Inc.	$589,672	$467,942

Per share - net income attributable to Where Food Comes From, Inc.:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

Weighted average number of common shares outstanding:
Basic	24,756,262	24,673,080
Diluted	24,938,699	24,834,931

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2018	2017
Operating activities:
Net income	$536,411	$181,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	742,780	634,152
Lease incentive obligation	(8,127)	(8,127)
Stock-based compensation expense	125,239	130,637
Common stock issued for services rendered	—	25,000
Deferred tax expense (benefit)	57,376	(207,000)
Bad debt expense	10,000	17,525
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable	(674,398)	(584,154)
Short-term investments	(3,196)	(7,635)
Prepaid expenses and other assets	(62,403)	(177,517)
Accounts payable	278,425	385,242
Accrued expenses and other current liabilities	490,613	846,044
Customer deposits and deferred revenue	125,691	324,889
Net cash provided by operating activities	1,618,411	1,560,157

Investing activities:
Acquisition of Sow Organic	(450,000)	—
Acquisition of JVF Consulting	(500,000)	—
Investment in Progressive Beef	(900,000)	—
Acquisition of A Bee Organic	—	(150,000)
Proceeds from maturity of short-term investments	250,000	—
Purchases of property and equipment	(325,227)	(55,609)
Purchases of other long-term assets	(1,350)	—
Net cash used in investing activities	(1,926,577)	(205,609)

Financing activities:
Repayments of notes payable	(7,062)	—
Repayments of capital lease obligations	(5,918)	(3,038)
Proceeds from stock option exercise	—	8,168
Stock repurchase under Stock Buyback Plan	(140,850)	(39,796)
Net cash used in financing activities	(153,830)	(34,666)
Net change in cash	(461,996)	1,319,882
Cash at beginning of year	2,705,778	2,489,985
Cash at end of year	$2,243,782	$3,809,867

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statement of Equity

Nine months ended September 30, 2018

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total
Balance at January 1, 2018	24,652,895	$24,972	$10,353,037	$(724,530)	$17,397	$9,670,876

Effect of acquisition fair value adjustment	—	—	(321,937)	—	—	(321,937)
Stock-based compensation expense	—	—	125,239	—	—	125,239
Issuance of common shares in acquisition of Sow Organic LLC	217,654	218	432,913	—	—	433,131
Issuance of common shares for investment in Progressive Beef LLC	50,340	50	91,065	—	—	91,115
Issuance of common shares in acquisition of JVF Consulting LLC	158,437	159	315,132	—	—	315,291
Repurchase of common shares under Stock Buyback Plan	(65,380)	—	—	(140,850)	—	(140,850)
Vesting of restricted shares issued to employees	74,000	74	(74)	—	—	—
Net income attributable to Where Food Comes From, Inc.	—	—	—	—	589,672	589,672
Balance at September 30, 2018	25,087,946	$25,473	$10,995,375	$(865,380)	$607,069	$10,762,537

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

Basis of Presentation

Our unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the results of operations, financial position and cash flows of Where Food Comes From, Inc. and its subsidiaries, International Certification Services, Inc. (“ICS”), Validus Verifications Services, LLC (“Validus”), Sterling Solutions (“Sterling”), SureHarvest Services, Inc. (“SureHarvest”), A Bee Organic and our most recent acquisitions, Sow Organic and JVF Consulting (collectively referred to as “we,” “us,” and “our” throughout this Form 10-Q). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues, costs and expenses during the reporting period. All significant intercompany transactions and amounts have been eliminated. The results of businesses acquired are included in the consolidated financial statements from the date of the acquisition. Actual results could differ from the estimates.

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2017, included in our Form 10-K filed on April 2, 2018. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the quarter and year to date period ended September 30, 2018 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

In January 2016, the FASB issued ASU No. 2016-01 which requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present the changes in instrument-specific credit risk for financial liabilities measured using the fair value option in Other Comprehensive Income; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of available-for-sale debt securities in combination with other deferred tax assets. The Update provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The update also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements. The Company adopted this standard on January 1, 2018.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require lessees to recognize a right-of-use asset and a lease liability for all leases that are not short-term in nature. For a lessor, the accounting applied is also largely unchanged from previous guidance. The new rules will be effective for the Company in the first quarter of 2019. We continue to execute on our implementation plan and gather lease data to derive the impact of the ASU on its financial statements. The Company expects that the adoption will impact the Company’s financial statements as the standard requires the recognition on the balance sheet of a right of use asset and corresponding lease liability. The adoption is anticipated to have a material impact on assets and liabilities on the balance sheet effective January 1, 2019. However, we do not expect the adoption to have a material impact to our consolidated results of operations or statement of cash flows.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

In June 2016 the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. The Company is required to adopt the new standard in 2020.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 8420): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” ASU 2018-13 modifies the requirements associated with the hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. The provisions of this ASU are effective for reporting periods after December 15, 2019; early adoption is permitted. We are currently evaluating the effect that this ASU will have on our consolidated financial statements.

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

Pursuant to the SureHarvest Purchase Agreement, WFCF purchased the business assets of the Seller for total consideration of approximately $2.66 million, comprised of approximately $1,122,000 in cash and 850,852 shares of common stock of WFCF valued at approximately $1,534,900. Additionally, we issued the Seller a 40% membership interest in SureHarvest, with the Company holding a 60% interest.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

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

The following table summarizes the final fair values assigned to the assets and liabilities acquired in addition to the excess of the purchase price over the net assets acquired at the acquisition date. Measurement period adjustments were completed in 2018 and reflect new information obtained about facts and circumstances that existed as of the Acquisition Date. Accordingly, the carrying amounts were retrospectively adjusted as of May 16, 2018. The impact of the retrospective adjustments was not material to the Company’s results of operations or cash flows for the period from the Acquisition Date through September 30, 2018.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Sow Organic, LLC:	May 16, 2018 (as reported)	Adjustments	May 16, 2018 (as adjusted)
Software acquired	$445,000	(289,000)	$156,000
Indentifiable intangible assets:	143,754	(143,754)	—
Tradenames and trademarks	—	48,000	48,000
Non-compete agreements	—	84,000	84,000
Customer relationships	—	162,000	162,000
Goodwill	294,377	138,754	433,131
Total consideration	$883,131		$883,131

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

This acquisition did not materially affect the Company’s consolidated results of operations.

JVF Consulting Acquisition

On August 30, 2018, we acquired JVF Consulting, LLC (“Seller” or “JVF”) for $500,000 in cash and 158,437 shares of common stock of WFCF valued at approximately $315,300 based on the closing price of our stock on August 29, 2018, of $1.99 per share. We believe the transaction adds value to certain of our existing software solutions which are based on intellectual property built and owned by the Seller. JVF is currently the largest technology provider to our SureHarvest division. With this acquisition, WFCF will control all of the intellectual property associated with its current Software as a Service (SaaS) offerings. Additionally, WFCF will employ three of the Seller’s employees who enhance our ability to address new markets and services with our SaaS Solutions.

We believe the impacts on proforma revenue and earnings are immaterial. Management has not yet completed the fair values of the identifiable intangible assets. The following table summarizes the preliminary purchase price allocated fair values assigned to the assets acquired in addition to the excess of the purchase price over the net assets acquired:

JVF Consulting, LLC:	August 30, 2018
Software acquired	$250,000
Indentifiable intangible assets:
Tradenames and trademarks	5,290
Non-compete agreements	10,000
Customer relationships	100,000
Goodwill	450,000
Total consideration	$815,290

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Out of Period Adjustment

For the periods prior to December 31, 2017, the Company discovered that a discount for the lack of marketability related to certain lock-up provisions within our purchase agreements had not been considered for stock issued in which the restriction exceeds one-year. The company evaluated the impact of not recording the discount in the Consolidated Balance Sheet in the historical period presented and concluded that the effect was immaterial. We corrected the immaterial error in second quarter 2018 by recording an out-of-period adjustment for approximately $321,900 to decrease goodwill and additional paid-in-capital.

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

The following is a reconciliation of the share data used in the basic and diluted income per share computations:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Basic:
Weighted average shares outstanding	24,900,919	24,705,934	24,756,262	24,673,080

Diluted:
Weighted average shares outstanding	24,900,919	24,705,934	24,756,262	24,673,080
Weighted average effects of dilutive securities	173,558	180,213	182,437	161,851
Total	25,074,477	24,886,147	24,938,699	24,834,931

Antidilutive securities:	202,750	94,000	202,750	94,000

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The effect of the inclusion of the antidilutive shares would have resulted in an increase in earnings per share. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Note 4 – Intangible and Other Assets

The following table summarizes our intangible and other assets:

	September 30, 2018	December 31, 2017	Estimated Useful Life
Intangible assets subject to amortization:
Tradenames and trademarks	$335,597	$282,307	2.5 - 15.0 years
Accreditations	85,395	97,706	5.0 years
Customer relationships	3,346,551	3,084,551	8.0 - 15.0 years
Beneficial lease arrangement	—	120,200	11.0 years
Patents	970,100	970,100	4.0 years
Non-compete agreements	94,000	—	5.0 years
	4,831,643	4,554,864
Less accumulated amortization	1,433,839	1,084,879
	3,397,804	3,469,985
Tradenames/trademarks (not subject to amortization)	465,000	465,000
	3,862,804	3,934,985
Investment in Progressive Beef, LLC (at cost)	991,115	—
Other assets	13,545	13,545
Intangible and other assets:	$4,867,464	$3,948,530

Beneficial Lease Arrangement

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

Investment in Progressive Beef, LLC

On August 9, 2018, the Company purchased a ten percent membership interest in Progressive Beef, LLC (“Progressive Beef”) for an aggregate purchase price of approximately $991,000. The purchase price was payable in cash of $900,000 and 50,340 shares of common stock of WFCF valued at approximately $91,100 based upon the closing price of our stock on August 9, 2018, of $1.81 per share. Where Food Comes From is the primary certifier for Progressive Beef. On September 24, 2018, the Company received dividend income of $100,000 from Progressive Beef representing a distribution of their earnings. The income is reflected within the Other Income section of the Company’s Consolidated Statement of Income for the quarter and nine months ended September 30, 2018. The investment is accounted for as a financial instrument under ASC 321 and the Company has elected to apply the practical expedient to value the investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 5 – Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities as of:

	September 30, 2018	December 31, 2017
Income and sales taxes payable	$24,281	$255,099
Payroll related accruals	660,114	148,408
Professional fees and other expenses	220,386	80,326
Deferred rent expense	140,961	71,296
	$1,045,742	$555,129

Note 6 – Notes Payable

Notes Payable consist of the following:

	September 30, 2018	December 31, 2017
Vehicle note	$44,836	$51,898
Less current portion of notes payable and other long-term debt	(9,986)	(9,446)
Notes payable and other long-term debt	$34,850	$42,452

In September 2017, we entered into a note payable of $54,165 for the purchase of a vehicle. Interest and principal payments are due in equal monthly installments of $1,087 over five years beginning October 2017. This note bears an interest rate of 7.44% per annum and is fully secured by the vehicle.

Unison Revolving Line of Credit

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2020. The LOC provides for $75,050 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. As of September 30, 2018, and December 31, 2017, the effective interest rate was 6.75% and 5.5%, respectively. The LOC is collateralized by all the business assets of ICS. As of September 30, 2018, and December 31, 2017, there were no amounts outstanding under this LOC.

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The amount of stock-based compensation expense is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Stock options	$28,445	$14,687	$64,820	$44,100
Restricted stock awards	16,773	26,480	60,419	86,537
Total	$45,218	$41,167	$125,239	$130,637

On March 8, 2018, the Company awarded stock options to purchase 25,000 shares of the Company’s common stock at an exercise price of $2.55 per share to one of our business consultants. On July 9, 2018, the Company awarded stock options to purchase 70,750 shares of Company common stock to all eligible full-time employees, excluding the executive officers. The grant-date exercise price is $1.80 per share. In connection with our acquisition of JVF Consulting, on August 29, 2018, we awarded stock options to a new employee to purchase 10,000 shares of the Company’s common stock at an exercise price of $1.99 per share.

The Company estimated the fair value of stock options using the Black-Scholes-Merton option pricing model with the following assumptions:

	2018	2017
Number of options awarded to purchase common shares	105,750	None
Risk-free interest rate	2.6 - 2.8%	N/A
Expected volatility	149.3% - 154.3%	N/A
Assumed dividend yield	N/A	N/A
Expected life of options from the date of grant	9.8 years	N/A

The estimated unrecognized compensation cost from unvested awards which will be recognized ratably over the remaining vesting phase is as follows:

Years ended December 31st:	Unvested stock options	Unvested restricted stock awards	Total unrecognized compensation expense
2018 (remaining three months)	$31,686	$5,958	$37,644
2019	121,749	15,674	137,423
2020	69,154	4,251	73,405
2021	28,071	706	28,777
	$250,660	$26,589	$277,249

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Stock Option Activity

Stock option activity under our Equity Incentive Plan is summarized as follows:

				Weighted avg.
		Weighted avg.	Weighted avg.	remaining
	Number of	exercise price	fair value	contractual life	Aggregate
	awards	per share	per share	(in years)	intrinsic value

Outstanding, December 31, 2017	266,585	$1.23	$1.22	6.06	$462,508
Granted	105,750	$2.00	$1.96	9.71	$—
Exercised	—	$—	$—	—	$—
Expired/Forfeited	(5,334)	$1.87	$1.86	6.39	$—
Outstanding, September 30, 2018	367,001	$1.44	$1.43	6.57	$391,117
Exercisable, September 30, 2018	199,913	$1.00	$1.01	4.40	$299,076
Unvested, September 30, 2018	167,088	$1.96	$1.93	9.16	$92,041

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on September 30, 2018 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on September 30, 2018.

Restricted Stock Activity

Restricted stock activity under our Equity Incentive Plan is summarized as follows:

		Weighted avg.
	Number of	grant date
	options	fair value
Non-vested restricted shares, December 31, 2017	99,000	$2.56
Granted	5,000	$2.55
Vested	(74,000)	$2.63
Forfeited	—	$—
Non-vested restricted shares, September 30, 2018	30,000	$2.38

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Pursuant to the SAB118, the Company is allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. The final impact on the Company from the Tax Act’s transition tax legislation may differ from the aforementioned estimates due to the complexity of calculating and supporting with primary evidence. Such differences could be material, due to, among other things, changes in interpretations of the Tax Act, future legislative action to address questions that arise because of the Tax Act, changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the Company has utilized to calculate the transition tax’s reasonable estimate. The Company has implemented the U.S. Tax Act and does not expect any material changes related to the final impact from implementation.

The Company’s subsidiary, SureHarvest, is a California limited liability company (“LLC”). As an LLC, management believes SureHarvest is not subject to income taxes, and such taxes are the responsibility of the respective members. The Company is not providing for income taxes for the 40% interest owned by unrelated members of SureHarvest.

The provision or benefit for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three months ended September 30, 2018 we recorded income tax expense of $169,000 compared to $199,000 for the 2017 period. For the nine months ended September 30, 2018 we recorded income tax expense of $257,000 compared to $150,000 for the 2017 period.

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

Prior to 2018, the Company recorded leasehold improvements of approximately $425,000, which included approximately $163,000 in lease incentives. During the nine months ended September 30, 2018, the Company has recorded an additional $370,500 in leasehold improvements in connection with the August 2017 amended lease agreement, which included approximately $230,200 in lease incentives to build out the new additional square footage. Leasehold improvements are included in property and equipment on the consolidated balance sheets. Lease incentives have been included in other long-term liabilities and will reduce rent expense on a straight-line basis over 15 years. Lease incentives are excluded from minimum lease payments in the schedule below.

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

In connection with our acquisition of SureHarvest, we added two locations in California: Soquel and Modesto. Our office space in Soquel expires on November 30, 2018 and requires rental payments of approximately $2,700 per month. In addition to primary rent, this lease requires additional payments for operating costs and other common area maintenance costs. The monthly rental payments for our leased space in Modesto was approximately $600 and the lease agreement was month-to-month. We ceased using the Modesto location in July 2018.

In connection with our acquisition of JVF, we added one additional location in Pleasanton, California. The lease expires November 30, 2018. Rental payments are approximately $2,200 per month. In addition to primary rent, this lease requires additional payments for operating costs and other common area maintenance costs. We are currently researching new rental spaces for the SureHarvest and JVF businesses to jointly occupy.

As of September 30, 2018, future minimum lease payments for all operating leases are as follows:

Years ended December 31st:	Total
2018 (remaining three months)	125,957
2019	476,165
2020	465,187
2021	479,143
2022	493,517
Thereafter	4,891,163
Total lease commitments	6,931,132

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

The table below reflects the activity of the contingently redeemable non-controlling interest at September 30, 2018:

Balance, January 1, 2018	$1,574,765
Net loss attributable to non-controlling interest in SureHarvest for the year to date period ended September 30, 2018	(53,261)
Balance, September 30, 2018	$1,521,504

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The contingently redeemable non-controlling interest has been adjusted to the greater of the carrying value or redemption value as of each period end.

Note 10 – Segments

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The Company eliminates intercompany transfers between segments for management reporting purposes. The following table shows information for reportable operating segments:

	Three months ended September 30, 2018			Three months ended September 30, 2017
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Consolidated	Verification and Certification Segment	Software Sales and Related Consulting Segment	Consolidated
Revenues:
Verification and certification service revenue	$3,906,996	$—	$3,906,996	$3,672,587	$—	$3,672,587
Product sales	783,303	—	783,303	687,235	—	687,235
Software license, maintenance and support services revenue	—	208,541	208,541	—	243,186	243,186
Software-related consulting service revenue	—	226,538	226,538	—	131,427	131,427
Total revenues	$4,690,299	$435,079	$5,125,378	$4,359,822	$374,613	$4,734,435
Costs of revenues:
Costs of verification and certification services	2,098,462	—	2,098,462	2,096,907	—	2,096,907
Costs of products	489,149	—	489,149	410,309	—	410,309
Costs of software license, maintenance and support services	—	183,942	183,942	—	141,902	141,902
Costs of software-related consulting services	—	117,303	117,303	—	43,981	43,981
Total costs of revenues	2,587,611	301,245	2,888,856	2,507,216	185,883	2,693,099
Gross profit	2,102,688	133,834	2,236,522	1,852,606	188,730	2,041,336
Selling, general and administrative expenses	1,545,512	273,507	1,819,019	1,308,442	283,155	1,591,597
Segment operating income (loss)	$557,176	$(139,673)	$417,503	$544,164	$(94,425)	$449,739

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Consolidated	Verification and Certification Segment	Software Sales and Related Consulting Segment	Consolidated
Revenues:
Verification and certification service revenue	$10,210,947	$—	$10,210,947	$9,152,520	$—	$9,152,520
Product sales	1,633,509	—	1,633,509	1,226,141	—	1,226,141
Software license, maintenance and support services revenue	—	759,301	759,301	—	532,684	532,684
Software-related consulting service revenue	—	580,731	580,731	—	399,120	399,120
Total revenues	$11,844,456	$1,340,032	$13,184,488	$10,378,661	$931,804	$11,310,465
Costs of revenues:
Costs of verification and certification services	5,399,626	—	5,399,626	4,928,139	—	4,928,139
Costs of products	1,035,094	—	1,035,094	743,308	—	743,308
Costs of software license, maintenance and support services	—	489,887	489,887	—	362,139	362,139
Costs of software-related consulting services	—	280,310	280,310	—	182,718	182,718
Total costs of revenues	6,434,720	770,197	7,204,917	5,671,447	544,857	6,216,304
Gross profit	5,409,736	569,835	5,979,571	4,707,214	386,947	5,094,161
Selling, general and administrative expenses	4,456,352	837,609	5,293,961	3,670,771	1,102,675	4,773,446
Segment operating income (loss)	$953,384	$(267,774)	$685,610	$1,036,443	$(715,728)	$320,715

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 11 – Supplemental Cash Flow Information

	Nine months ended September 30,
	2018	2017
Cash paid during the year:
Interest expense	$3,755	$603
Income taxes	$418,965	$184,440

Non-cash investing and financing activities:
Common stock issued in connection with acquisition of Sow Organic	$433,131	$—
Common stock issued in connection with investment in Progressive Beef	$91,115	$—
Common stock issued in connection with acquisition of JVF Consulting	$315,291	$—
Equipment acquired under a capital lease	$19,809	$18,033
Lease incentive obligation	$230,220	$—
Common stock issued in connection with acquisition of A Bee Organic	$—	$98,221
Common stock issued for acquisition-related consulting fees	$—	$25,000
Vehicle acquired under note payable	$—	$54,165

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

The impact of adoption on our current period results is as follows:

	Nine months ended September 30, 2018
	Under ASC 606	Under ASC 605	Increase / (Decrease)
Revenues:
Verification and certification service revenue	$—	$114,900	$(114,900)
Costs and expenses:
Cost of verification and certification services	$—	$114,900	$(114,900)
Gross profit	$—	$—	$—
Net income (loss)	$—	$—	$—
Retained earnings	$—	$—	$—

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Revenue attributable to each of our identified revenue categories is disaggregated in the table below.

	Three months ended September 30, 2018			Nine months ended September 30, 2018
Revenues:	Verification and Certification Segment	Software Sales and Related Consulting Segment	Consolidated	Verification and Certification Segment	Software Sales and Related Consulting Segment	Consolidated
Verification and certification service revenue
Product sales	$3,906,996	$—	$3,906,996	$10,210,947	$—	$10,210,947
Software license, maintenance and support services revenue	783,303	—	783,303	1,633,509	—	1,633,509
Software-related consulting service revenue	—	208,541	208,541	—	759,301	759,301
Total revenues	—	226,538	226,538	—	580,731	580,731
	$4,690,299	$435,079	$5,125,378	$11,844,456	$1,340,032	$13,184,488

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

As of September 30, 2018, and January 1, 2018, accounts receivable from contracts with customers, net of allowance for doubtful accounts, were approximately $2,563,100 and $1,898,700, respectively.

As of September 30, 2018, and January 1, 2018, deposits and deferred revenue from contracts with customers were approximately $976,900 and $851,200, respectively. The balance of these contract liabilities at the beginning of the period is expected to be recognized as revenue during 2018.

Costs to fulfill a contract

Prior to August 2018, we incurred a fixed cost, payable to JVF Consulting, LLC, a third-party provider, to perform set-up activities for new (or first-year) customers that contract for our software subscription and hosting services. As previously discussed in Note 2, on August 30, 2018, we acquired the JVF Consulting, which included three key employees. We concluded that those set-up activities performed by JVF did not transfer a good or service as defined in ASC 606 to our customers.

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

The ending balance at September 30, 2018 of capitalized assets attributable to the set-up costs incurred to fulfill software subscription and hosting contracts was not material. No set-up costs related to our software subscription and hosting services were incurred for the nine months ended September 30, 2018.

In addition, amortization of capitalized set-up costs for the three months ended September 30, 2018 was not material, and no impairment loss was incurred related to capitalized set-up costs for the nine months ended September 30, 2018.

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

Business Overview

Where Food Comes From, Inc. and its subsidiaries (“WFCF,” the “Company,” “our,” “we,” or “us”) is a leading trusted resource for third-party verification of food production practices in North America. The Company supports more than 15,000 farmers, ranchers, vineyards, wineries, processors, retailers, distributors, trade associations and restaurants with a wide variety of value-added services provided through its family of verifiers and software services, including IMI Global, International Certification Services, Validus Verification Services, Sterling Solutions, SureHarvest Services, A Bee Organic, Sow Organic and JVF Consulting. In order to have credibility, product claims such as gluten-free, non-GMO, non-hormone treated, humane handling, and others require verification by an independent third-party such as WFCF. The Company’s principal business is conducting both on-site and desk audits to verify that claims being made about livestock, crops and other food products are accurate. In addition, we develop software and provide services related to sustainability measurement and benchmarking, traceability, verification and certification to the food and agriculture industries. The Company’s Where Food Comes From Source Verified® retail and restaurant labeling program utilizes the verification of product attributes to connect consumers directly to the source of the food they purchase through product labeling and web-based information sharing and education. With the use of Quick Response Code (“QR”) technology, consumers can instantly access information about the producers behind their food.

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

Current Marketplace Opportunities

Because of growing demand for increased transparency into food production practices, we believe there are three main market drivers to promote forward momentum for our business:

Market Driver #1 - Consumer awareness and expectations

●	The 13th Edition of “The Why? Behind The Buy,” based on the annual survey conducted by Acosta, a leading full-service sales and marketing agency in the consumer packaged goods (“CPG”) industry, was released in December 2016. The survey found that today’s shoppers are seeking positive culinary experiences, making deliberate decisions from the store to the stove, including wanting to feel good about the foods they eat, have pride in the brands they buy and share their cooking journeys online. The survey also explores the key factors contributing to this experiential evolution for grocery shoppers, including the growing natural/organics category. Shoppers’ spending on health products has seen steady growth in the past several years, driven by the desire of shoppers to feel good about the foods they are eating. “From online grocery ordering and a desire to explore new foods, to natural products and socially responsible brands, consumers are at the wheel when it comes to steering the CPG industry in a new direction. There’s no doubt that this evolution will continue in the coming year, so it’s up to the industry to adapt by leaning into these trends and building trust and loyalty among all shoppers,” said Colin Stewart, senior vice president at Acosta.

●	According to research dated March 2016 from Sullivan Higdon & Sink FoodThink, only one-third of consumers believe that the agriculture community and food companies are transparent. The research appears in “Evolving Trust in the Food Industry,” a white paper with insights into Americans’ knowledge and trust of the food industry and how those perceptions have changed from 2012 to 2016. These numbers are an improvement from 2012, when only 22% and 19% agreed that the agricultural community and food companies, respectively, are transparent. Increasing media attention and dialogue about food production, and the food industry’s willingness to be more open about its production practices, have likely caused this increase in perceived transparency. In turn, this provides consumers the knowledge to have definite opinions on the degree of industry transparency and an increased desire for more knowledge about how their food is produced.

●	According to the Organic Trade Association’s 2018 Organic Industry Survey, American consumers in 2017 filled more of their grocery carts with organic, buying everything from organic produce and organic ice cream to organic fresh juices and organic dried beans. Organic sales in the U.S. totaled a new record of $49.4 billion in 2017, up 6.4 percent from the previous year. Organic continued to increase its penetration into the total food market, and now accounts for 5.5 percent of the food sold in retail channels in the U.S.

Market Driver #2 - Global competitiveness among retailers

●	Restaurant chains and retailers with dominant market shares and large buying power, like McDonald’s and Wal-Mart, are leading the way in prioritizing sustainable food supply initiatives in response to consumer demands. With information literally at our fingertips, Google searches and smart phone apps are making it easier to expose where sustainable food supply chains are, and where they are not.

●	Producers, packers, distributors and retailers understand that verification, identification and traceability are key competitive differentiators. Oftentimes, it is necessary for export into international markets, including Korea, Russia, China and the European Union.

Market Driver #3 - Government regulation

●	The Animal Disease Traceability Rule promulgated by the USDA primarily covers beef cattle 18 months of age or older. Under the final rule, unless specifically exempted, livestock moved interstate must be officially identified and accompanied by an interstate certificate of veterinary inspection or other documentation, such as owner-shipper statements or brand certificates.

●	The Saudi Arabia market closed to U.S. beef in 2012. Since that time, the beef industry has been working with the U.S. government to re-open that market, which officially happened in early August 2016. In order to be approved to meet the export requirements, a company must have or must be approved by a USDA process verified plan and meet the Saudi Arabia export verification requirements. U.S. exports to Saudi Arabia in 2010 and 2011 were valued at approximately $30 million. We believe the Saudi Arabia market focuses on the highest quality middle meats, making it a valuable market for the U.S. to re-gain access.

●	On June 12, 2017, officials announced the technical requirements for beef exports to the People’s Republic of China. Export verification (“EV”) requirements include source and age verification with the use of a program compliant tag. In addition, China bans the use of synthetic growth promotants, including ractopamine. So, although there is not a formal non-hormone component to the EV requirements for the supply chain, due to China’s residue testing, packers will be seeking non-hormone treated cattle and/or verified natural cattle to ensure continued market access. China is the world’s second largest buyer of beef, but beef imports from the U.S. to China were banned from 2003 until 2017 due to the Bovine Spongiform Encephalopathy outbreak, also known as “mad cow Disease.”

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

Liquidity and Capital Resources

At September 30, 2018, we had cash, cash equivalents and short-term investments of approximately $2,740,200 compared to approximately $3,449,000 at December 31, 2017. Our working capital at September 30, 2018 was approximately $2,831,200 compared to $3,712,200 at December 31, 2017.

Net cash provided by operating activities for the nine months ended September 30, 2018 was approximately $1,618,400 compared to net cash provided of $1,560,200 during the same period in 2017. Net cash provided by operating activities is driven by our net income (loss) and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock-based compensation expense, and deferred taxes.

Net cash used in investing activities for the nine months ended September 30, 2018, was $1,926,600 compared to $205,600 used in the 2017 period. Net cash used in the 2018 period was primarily attributable to business acquisitions (Sow Organic and JVF Consulting) and other business investments (Progressive Beef) for $1,850,000 in cash, $135,600 for the purchase of a 2,300-square foot building located in Medina, North Dakota, which was previously leased, approximately $140,300 for leasehold improvements for the expansion of our Corporate Office, and approximately $49,400 for other routine purchases of property and equipment, offset by $250,000 in proceeds from the maturity of a certificate of deposit. Net cash used in the 2017 period was primarily attributable $150,000 in cash for the acquisition of A Bee Organic, as well as approximately $55,600 for routine purchases of property and equipment.

Net cash used in financing activities for the nine months ended September 30, 2018, was $153,800 compared to $34,700 used in the 2017 period. Net cash used in the both the 2018 and 2017 period was primarily due to the repurchase of common shares under the Stock Buyback Plan.

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

The culmination of all our efforts has brought significant opportunities to us, including increased investor confidence and renewed interest in our company, as well as the potential to develop business relationships with long-term strategic partners. In keeping with our core business, we will continue to review our business model with a focus on profitability, long-term capital solutions and the potential impact of acquisitions or divestitures, if such an opportunity arises. Additionally, we continually evaluate all funding options, including additional offerings of our securities to private, public and institutional investors and other credit facilities as they become available.

Our plan for continued growth is primarily based upon continued expansion of verification bundling opportunities, as well as acquisitions in national and international markets. We believe that there are significant growth opportunities available to us because often the only way to differentiate a product or brand, or overcome import/export restrictions is via a quality verification program.

Debt Facility

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2020. The LOC provides for $75,050 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due upon maturity. As of September 30, 2018, and December 31, 2017, the effective interest rate was 6.75% and 5.5%, respectively. The LOC is collateralized by all the business assets of International Certification Services, Inc. (“ICS”). As of September 30, 2018, and December 31, 2017, there were no amounts outstanding under this LOC.

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2018 compared to the same periods in fiscal year 2017

The following table shows information for reportable operating segments:

	Three months ended September 30, 2018			Three months ended September 30, 2017
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Consolidated	Verification and Certification Segment	Software Sales and Related Consulting Segment	Consolidated
Revenues:
Verification and certification service revenue	$3,906,996	$—	$3,906,996	$3,672,587	$—	$3,672,587
Product sales	783,303	—	783,303	687,235	—	687,235
Software license, maintenance and support services revenue	—	208,541	208,541	—	243,186	243,186
Software-related consulting service revenue	—	226,538	226,538	—	131,427	131,427
Total revenues	$4,690,299	$435,079	$5,125,378	$4,359,822	$374,613	$4,734,435
Costs of revenues:
Costs of verification and certification services	2,098,462	—	2,098,462	2,096,907	—	2,096,907
Costs of products	489,149	—	489,149	410,309	—	410,309
Costs of software license, maintenance and support services	—	183,942	183,942	—	141,902	141,902
Costs of software-related consulting services	—	117,303	117,303	—	43,981	43,981
Total costs of revenues	2,587,611	301,245	2,888,856	2,507,216	185,883	2,693,099
Gross profit	2,102,688	133,834	2,236,522	1,852,606	188,730	2,041,336
Selling, general and administrative expenses	1,545,512	273,507	1,819,019	1,308,442	283,155	1,591,597
Segment operating income (loss)	$557,176	$(139,673)	$417,503	$544,164	$(94,425)	$449,739

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Consolidated	Verification and Certification Segment	Software Sales and Related Consulting Segment	Consolidated
Revenues:
Verification and certification service revenue	$10,210,947	$—	$10,210,947	$9,152,520	$—	$9,152,520
Product sales	1,633,509	—	1,633,509	1,226,141	—	1,226,141
Software license, maintenance and support services revenue	—	759,301	759,301	—	532,684	532,684
Software-related consulting service revenue	—	580,731	580,731	—	399,120	399,120
Total revenues	$11,844,456	$1,340,032	$13,184,488	$10,378,661	$931,804	$11,310,465
Costs of revenues:
Costs of verification and certification services	5,399,626	—	5,399,626	4,928,139	—	4,928,139
Costs of products	1,035,094	—	1,035,094	743,308	—	743,308
Costs of software license, maintenance and support services	—	489,887	489,887	—	362,139	362,139
Costs of software-related consulting services	—	280,310	280,310	—	182,718	182,718
Total costs of revenues	6,434,720	770,197	7,204,917	5,671,447	544,857	6,216,304
Gross profit	5,409,736	569,835	5,979,571	4,707,214	386,947	5,094,161
Selling, general and administrative expenses	4,456,352	837,609	5,293,961	3,670,771	1,102,675	4,773,446
Segment operating income (loss)	$953,384	$(267,774)	$685,610	$1,036,443	$(715,728)	$320,715

Verification and Certification Segment

Verification and certification service revenues consist of fees charged for verification audits and other verification and certification related services that the Company performs for customers. Fees earned from our WFCF labeling program are also included in our verification and certification revenues as it represents a value-added extension of our source verification. Verification and certification service revenue for the three and nine months ended September 30, 2018 increased approximately $234,400, or 6.4%, and $1,058,400, or 11.6%, respectively, compared to the same periods in 2017. Overall, the increase is due to an increase in new verification customers, as well as an increase in product offerings. We continue to see increased demand from cattle producers in response to the re-opening of the export market to China as discussed above in “Current Marketplace Opportunities.”

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. Product sales for the three and nine months ended September 30, 2018 increased approximately $96,100, or 14.0% and $407,400, or 33.2%, respectively, compared to the same periods in 2017. Overall, our product sales have increased primarily in response to the re-opening of the China export market and the requirement for source and age verification using an identification tag at birth for cattle.

Costs of revenues for our verification and certification segment for the three and nine months ended September 30, 2018 were approximately $2.10 million and $5.40 million, respectively, compared to approximately $2.10 million and $4.93 million, respectively, for the same periods in 2017. Gross margin for the three months ended September 30, 2018 improved to 44.8% compared to 42.5% in 2017. Gross margin for the nine months ended September 30, 2018 improved slightly to 45.7% compared to 45.4% in 2017. Fluctuations in our margins are predominately due to product mix changes. Additionally, our margins are impacted by various costs such as cost of products, salaries and benefits, insurance, and taxes.

Selling, general and administrative expenses for the three and nine months ended September 30, 2018 increased approximately 18.1% and 21.4%, respectively compared to the same periods in 2017. Overall, the increase in our selling, general and administrative expenses is due in part to slightly higher head count, an increase in base salaries, the accelerated amortization of the ICS beneficial lease arrangement previously discussed, increased square footage and corresponding rent expense for the corporate headquarters, and increasing public company compliance costs and professional fees due to implementing new accounting standards.

Software Sales and Related Consulting Segment

Software license, maintenance and support services revenue is a revenue stream specific to our acquisitions of SureHarvest, Sow Organic and JVF Consulting. We employ a SaaS revenue model that bundles annual software licenses with ongoing software enhancements and upgrades and a wide range of professional services that generate incremental revenue specific to the food and agricultural industry. Software license, maintenance and support services revenue decreased approximately $34,600, or 14.3%, for the three months ended September 30, 2018 and increased by approximately $226,600, or 42.5%, for the nine months ended September 30, 2018 compared to the same periods in 2017. The year to date increase is predominately due to a significant increase in the number of billable hours of staff focused on software enhancements and upgrades.

Software-related consulting service revenue primarily represents fees earned from professional appearances, customer education and training related services specific to our acquisition of SureHarvest. Software-related consulting service revenue for the three and nine months ended September 30, 2018 increased approximately $95,100, or 72.4%, and $181,600, or 45.5%, respectively compared to the same periods in 2017. The increase is predominately due to growth in customer education and training services.

Costs of revenues for our software sales and related consulting segment for the three and nine months ended September 30, 2018 were approximately $301,200 and $770,200, respectively, compared to approximately $185,900 and $544,900, respectively, for the same periods in 2017. Gross margin for the three months ended September 30, 2018 decreased to 30.8% compared to 50.4% for the same period in 2017. The decrease was predominately due to additional costs absorbed from the Sow Organic and JVF acquisitions. Gross margin for the nine months ended September 30, 2018 improved slightly to 42.5% compared to 41.5% for the same period in 2017.  Our margins were positively impacted by improvements in overall efficiency and the number of our billable hours, as well as other variable costs of salaries and benefits, insurance, and taxes.

Selling, general and administrative expenses for the three and nine months ended September 30, 2018 decreased approximately 3.4% and 24.0%, respectively, compared to the same periods in 2017. The decrease is predominately due to some employee turnover and re-alignment with a shift from non-billable hours to billable hours to reduce fixed costs.

As with all of our acquisitions, we continue to identify synergies and implement best practices. We focus our efforts to create value in various ways such as improving the performance of our acquired businesses, removing excess capacity, creating market access for products, acquiring skills and technologies more quickly or at a lower cost than we can build in-house, exploiting our industry-specific scalability and bundling opportunities, and picking winners early and helping them develop their businesses. Achieving any or all of these strategies take time to implement. We have learned that it can take two to three years after an acquisition to fully understand the complexities, at which time, we have seen solid improvements in revenues and/or costs.

Dividend Income from Progressive Beef

On August 9, 2018, the Company purchased a ten percent membership interest in Progressive Beef, LLC (“Progressive Beef”) for an aggregate purchase price of approximately $991,000. On September 24, 2018, the Company received dividend income of $100,000 from Progressive Beef representing a distribution of their earnings.

Income Tax Expense

The provision or benefit for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three and nine months ended September 30, 2018, we recorded income tax expense of $169,000 and $257,000, respectively, compared to $199,000 and $150,000, respectively for the comparable periods in 2017.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the three months ended September 30, 2018 was approximately $377,300, or $0.02 per basic and diluted common share, compared to $290,200, or $0.01 per basic and diluted common share for the same period in 2017. Net income attributable to WFCF shareholders for the nine months ended September 30, 2018 was approximately $589,700 or $0.02 per basic and diluted common share, compared to $467,900, or $0.02 per basic and diluted common share for the same period in 2017.

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

Since such time, management has implemented the following measure to remediate the material weakness related to the process of valuation in connection with our business acquisitions. Management implemented a review process that is performed in collaboration with outside legal counsel and third-party valuation specialists, where valuations of our business acquisitions are considered and analyzed to determine if discounts on the issuance of restricted stock has been appropriately considered. The valuations are further reviewed and approved by management to ensure the underlying information used by the valuation specialist is complete and accurate and that the valuation is consistent with generally accepted accounting principles.

Based on our assessment, we consider that the material weakness related to the process of valuation of restricted stock issued in connection with our business acquisitions has not been fully remediated and is still present as of September 30, 2018 as the remedial measures have not operated effectively for a sufficient period of time for management to conclude, through testing, that the applicable controls have operated effectively for a sufficient period of time.

Internal Control Over Financial Reporting

As previously discussed, management revised its policies and procedures with respect to controls over the process of valuation of restricted stock issued in connection with our business acquisitions. Additionally, with the adoption of ASC Topic 606 as further described in Note 12 to the Consolidated Financial Statements in Part I of this Quarterly Report, we have analyzed our internal control over financial reporting framework and implemented new controls around contract inception and contract modifications, as well as periodic reviews of material contracts. Except as described above, there have not been any other changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may become involved in various legal actions, administrative proceedings and claims in the ordinary course of business. We generally record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable.

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2017 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 30, 2018, there have been no material changes to the risks disclosed in our most recent Annual Report on Form 10−K. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the Sow Organic acquisition, we issued 217,654 shares of common stock of Where Food Comes From, Inc. valued at approximately $433,100 based upon the closing price of our stock on May 16, 2018, of $1.99 per share.

In connection with the investment in Progressive Beef, LLC, we issued 50,340 shares of common stock of Where Food Comes From, Inc. valued at approximately 91,100 based upon the closing price of our stock on August 9, 2018, of $1.81 per share.

In connection with the JVF Consulting acquisition, we issued 158,437 shares of common stock of Where Food Comes From, Inc. valued at approximately 315,300 based upon the closing price of our stock on August 29, 2018, of $1.99 per share.

The issuance of the shares of our common stock described above was pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and related state private offering exemptions. All of the investors were Accredited Investors as defined in the Securities Act who took their shares for investments purposes without a view to distribution and had access to information concerning the Company and its business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for these shares. All certificates for these shares issued pursuant to Section 4(2) contain a restrictive legend. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

ITEM 6. EXHIBITS

(a) Exhibits

Number	Description
10.1	Purchase Agreement for Membership Interests between Where Food Comes From, Inc and Progressive Beef, LLC signed on August 9, 2018
10.2	Asset Purchase Agreement between Where Food Comes From, Inc and JVF Consulting, LLC signed on August 30, 2018
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

39

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2018	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

By:	/s/ Dannette Henning
Chief Financial Officer