Form 10-K
period 2018-12-31
Where Food Comes From, Inc.
filed 2019-03-29
CIK 1360565

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2018, the last business day of our most recently completed second fiscal quarter, was $23,092,086, based on the closing stock price on June 29, 2018 of $1.87.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of March 20, 2019, was 24,958,355.

DOCUMENTS INCORPORATED BY REFERENCE: Part III is incorporated by reference from the registrant’s Definitive Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed, pursuant to Regulation 14A, within 120 days after the close of the registrant’s 2018 fiscal year.

PART I

ITEM 1.	BUSINESS

GENERAL

Where Food Comes From, Inc. and its subsidiaries (“WFCF,” the “Company,” “our,” “we,” or “us”) is a leading trusted resource for third-party verification of food production practices in North America. The Company supports more than 15,000 farmers, ranchers, vineyards, wineries, processors, retailers, distributors, trade associations, consumer brands and restaurants with a wide variety of value-added services provided through its family of verifiers, including IMI Global, International Certification Services, Validus Verification Services, Sterling Solutions, and A Bee Organic. In order to have credibility, product claims such as gluten-free, non-GMO, non-hormone treated, humane handling, and others require verification by an independent third-party such as WFCF. The Company’s principal business is conducting both on-site and desk audits to verify that claims being made about livestock, crops and other food products are accurate.

Through our more recent acquisitions, including SureHarvest Services LLC; Sow Organic, LLC; and JVF Consulting, LLC, we provide sustainability programs, compliance management and farming information management solutions to drive sustainable value creation. We employ a software-as-a-service (“SaaS”) revenue model that bundles annual software licenses with ongoing software enhancements and upgrades and a wide range of professional services that generate incremental revenue specific to the food and agricultural industry.

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

WFCF was founded in 1996 and incorporated in the state of Colorado as a subchapter C corporation in 2006. The Company’s shares of common stock trade on the OTCQB marketplace under the stock ticker symbol, “WFCF.”

The Company’s original name – Integrated Management Information, Inc. (d.b.a. IMI Global) – was changed to Where Food Comes From, Inc. in 2012 to better reflect the Company’s mission. Early growth was attributable to source and age verification services for beef producers that wanted access to markets overseas following the discovery of “mad cow” disease in the U.S. Over the years, WFCF has expanded its portfolio to include verification and software services for most food groups and 40 standards. This growth has been achieved both organically and through the acquisition of other companies.

BUSINESS OVERVIEW

What We Do

The Company is one of the nation’s largest independent, third-party traceability and verification providers. We use rigorous verification processes on food production processes to ensure that claims made by food producers and processors are accurate. We care about food and other agricultural products, how it is grown and raised, the quality of what we eat, what farmers and ranchers do, and authentically telling that story to the consumer. Our team visits farms and ranches and looks at their plants, animals, and records, and compares the information we collect to specific standards or claims that farms and ranches want to make about how they are producing food. Our customers include top-tier players in the food and wine space.

The Company also provides sustainability programs, compliance management and farming information management solutions to drive sustainable value creation. We employ a software-as-a-service (“SaaS”) revenue model that bundles annual software licenses with ongoing software enhancements and upgrades and a wide range of professional services that generate incremental revenue specific to the food and agricultural industry.

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

Growth Strategy

Due to organic growth in our portfolio of auditing standards, consumer demand and acquisitions, our sales have grown rapidly from $1.1 million in 2006 to $17.8 million in 2018, a 12-year compounded annual growth rate of approximately 26%.

Our growth strategy is as follows:

●	To cover more food groups than does any other verification provider. Currently we verify beef, lamb, pork, poultry, dairy, eggs, produce, grain and finished products. In the future, we hope to include seafood, beverages and other produce.

●	To offer solutions for ALL participants in the food supply chain, including feed and input ingredient providers, farmers, producers, packers, auction barns, processors, handlers, distributors, restaurants, retailers and consumers.

●	To expand on the industry’s largest solutions portfolio. We currently are verifying or certifying to more than 40 certification standards or guidelines. To our knowledge, that is the most in the industry.

●	To continue organic growth. We leverage our bundling capability to aggressively pursue new customers, while sustaining our recurring revenue model and high retention rates.

●	To continue growth through merger and acquisition opportunities. Through selective acquisitions, we can expand our footprint, add new services, food groups and revenue streams.

Acquisition of SureHarvest Services, LLC

On December 28, 2016, we entered into an Asset Purchase Agreement (the “SureHarvest Purchase Agreement”), by and among the Company, SureHarvest Services LLC (the “Buyer” or “SureHarvest”); and SureHarvest, Inc., a California corporation (the “Seller”).

We purchased the business assets of the Seller in exchange for total consideration of approximately $2.66 million, comprised of approximately $1,122,000 in cash and 850,852 shares of common stock of WFCF valued at approximately $1,534,900 on December 28, 2016. Additionally, we issued the Seller a 40% membership interest in SureHarvest, with the Company holding a 60% membership interest. The Company has the right of first refusal on the remaining 40% of the outstanding membership interests of SureHarvest, which owns the business assets of SureHarvest, Inc.

Following the thirty-six-month anniversary of the effective date of the SureHarvest Purchase Agreement, the Company shall have the option, but not the obligation, to purchase all the units (the 40% interest) of SureHarvest held by the Seller, and the Seller shall have the option, but not the obligation, to require the Company to purchase all the units of SureHarvest held by the Seller. The purchase price for the units shall be equal to the amount the selling holders of the units would be entitled to receive upon a liquidation of SureHarvest assuming all of the assets of SureHarvest are sold for a purchase price equal to the product of eight and half times trailing twelve-month earnings before income taxes, depreciation and amortization, as defined, subject to an $8 million ceiling. As of December 31, 2018, the Company has not exercised its call option.

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

Acquisition of Sow Organic, LLC

On May 16, 2018, we acquired substantially all of the assets of Sow Organic, LLC, for $450,000 in cash and 217,654 shares of common stock of WFCF valued at approximately $433,100 based on the closing price of our stock on May 16, 2018, of $1.99 per share. We believe the transaction adds complementary solutions and services. Sow Organic’s software as a service (SaaS) model allows organic certification bodies to automate and accelerate new customer onboarding by converting traditional paper-based processes to digital format, resulting in lower costs, improved workflow management and increased productivity. Sow Organic’s unique design allows certification bodies to digitize any certification scheme. Likewise, the software affords producers and handlers a more efficient way to become certified and to digitally manage their records on an ongoing basis, including completing annual certification requirements fully online. We intend to further develop the organic business opportunity and collaborate on a broader rollout of the solution to other certification markets where the tool is equally suited to improve efficiencies and reduce costs in the certification process. This transaction further strengthens our intellectual property portfolio, which we believe represents a distinct competitive advantage for the Company.

Acquisition of JVF Consulting, LLC

On August 30, 2018, we acquired substantially all of the assets of JVF Consulting, LLC (“Seller” or “JVF”), for $500,000 in cash and 158,437 shares of common stock of WFCF valued at approximately $315,300 based on the closing price of our stock on August 29, 2018, of $1.99 per share. We believe the transaction adds value to certain of our existing software solutions which are based on intellectual property built and owned by the Seller. JVF is currently the largest technology provider to our SureHarvest division. With this acquisition, WFCF controls the intellectual property associated with its current Software as a Service (SaaS) offerings. Additionally, WFCF employed three of the Seller’s employees who enhance our ability to address new markets and services with our SaaS Solutions.

INDUSTRY BACKGROUND

The value-added food industry has been growing rapidly for the past several years in response to increased consumer interest about food production practices. We continue to see a growing interest from consumers regarding how their food is produced. We are in an increasingly global food market with food products traveling around the world, and brands differentiating themselves in the market. These key drivers are increasing the number of food labeling claims made on food products.

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

As consumers want more assurance about the trustworthiness of labeling claims, there is a growing trend for verification of raising practices. Additionally, as the agriculture, livestock and food industries continue to mature and expand internationally, there is an increasing need to record, manage, report and verify information regarding the source, age, genetic background, animal treatment, nutrition, and other credence attributes. We believe verification of labeling claims by an independent third-party can meet consumer demands and expectations. Third-party verification also benefits producers, processors, distributors, restaurants, and retailers by addressing marketplace differentiation and global competitiveness.

Current Marketplace Opportunities

Because of growing demand for increased transparency into food production practices, we believe there are three main market drivers to promote forward momentum for our business:

Market Driver #1 - Consumer awareness and expectations

●	Per the August 2017 edition of Global Organic Food Market produced by TechSci Research, the global organic food market stood at $110.25 billion in 2016 and is projected to grow at a compounded annual growth rate of 16.15%, in value terms, during 2017 – 2022, to reach $262.85 billion by 2022. Growing awareness regarding health benefits of organic food consumption, rising per capita spending on organic food products and increasing health concerns due to the growing number of chemical poisoning cases are expected to drive global organic food market in the coming years. In addition, continuing product innovations and aggressive marketing strategies adopted by major players and online retailers would positively influence the global organic food market during forecast period.

●	Per the 2018 U.S. Grocery Shopper Trends produced by the Food Marketing Institute, shoppers evaluate a food retailer by how well it supports an overarching goal of eating well. Eating well means meeting one’s needs, pleasures and values through food experiences delivering health, taste or discovery and mindful connections. As consumers navigate a landscape of increasing choice around their sources for food, shopping well has come to mean more than just meeting eating needs within budget. Shopping well affords engagement with food discovery and ethical sourcing, even as it prompts shoppers to evolve their eating well aspirations. Shoppers continue to look “beyond the shelf” in their purchase decisions. Grass-fed beef has seen more engagement since last year’s study, as have local and fair-trade products, amidst an otherwise consistent picture of sustainable and ethical shopper behaviors. Shoppers also report a higher reliance on their food store to ensure food safety, with less reliance on the Food and Drug Administration. Consumers believe it is especially important for retailers to provide detailed information (transparency) about the products they sell.

Market Driver #2 - Global competitiveness among producers and retailers

●	Producers, restaurant chains and retailers with dominant market shares and large buying power, like Dannon, McDonald’s and Wal-Mart, are leading the way in prioritizing sustainable food supply initiatives in response to consumer demands. With information literally at our fingertips, Google searches and smart phone apps are making it easier to expose where sustainable food supply chains are, and where they are not.

●	Producers, packers, distributors and retailers understand that verification, identification and traceability are key competitive differentiators. Oftentimes, it is necessary for export into international markets, including Korea, Russia, China and the European Union.

Market Driver #3 - Government regulation

●	The Animal Disease Traceability Rule promulgated by the USDA primarily covers beef cattle 18 months of age or older. Under the final rule, unless specifically exempted, livestock moved interstate must be officially identified and accompanied by an interstate certificate of veterinary inspection or other documentation, such as owner-shipper statements or brand certificates. Although animal disease traceability does not prevent disease, an efficient and accurate traceability system reduces the number of animals and response time involved in a disease investigation.

●	Cattle export verification (“EV”) requirements to China include source and age verification with the use of a program compliant ear tag. In addition, China bans the use of synthetic growth promotants, including ractopamine. So, although there is not a formal non-hormone component to the EV requirements for the supply chain, due to China’s residue testing, packers seek non-hormone treated cattle and/or verified natural cattle to ensure continued market access. China is the world’s second largest buyer of beef.

●	The development of the U.S. Hemp Authority Certified program demonstrates commitment toward high standards and transparency with hemp cultivation. The 2014 Farm Bill allowed farmers to start pilot programs for hemp alongside their agricultural programs. As of 2018, a new bill allows farmers to grow hemp with all the protections traditional farming receives. This Farm Bill allows farmers to legally grow hemp, which means more CBD products on the shelves. Through this bill, hemp will no longer be considered a controlled substance but rather take its place alongside all other types of traditional farming.

REVENUES

We offer a wide array of services, including verification, certification, consulting and SaaS, to help food producers, brands and consumers differentiate certain attributes and production methods in the marketplace. We sell our services directly to customers at various levels in the agriculture, food and livestock supply chain. Most of our service offerings can be bundled to provide a “one-stop shop” for customers that have multiple levels of verification and certification needs, such as source verification and food safety certification. Our customers include some of the largest U.S. beef and pork packers, organic producers and processors, and specialty retail chains. No single customer generated more than 10% of the Company’s consolidated revenue in 2018 or 2017.

With each acquisition, we assess the need to disclose discrete information related to our operating segments. Because of the similarities of certain of our acquisitions that provide certification and verification services, we aggregate operations into one verification and certification reportable segment. The operating segments included in the aggregated verification and certification segment include IMI Global, ICS and Validus. The factors considered in determining this aggregated reporting segment include the economic similarity of the businesses, the nature of services provided, production processes, types of customers and distribution methods.

The Company also determined that it has a software sales and related consulting reportable segment. SureHarvest, which includes Sow Organic and JVF Consulting, is the sole operating segment. This segment includes software license, maintenance, support and software-related consulting service revenues.

The Company’s chief operating decision maker (the Company’s CEO) allocates resources and assesses the performance of its operating segments. Segment management makes decisions, measures performance, and manages the business utilizing internal operating segment information. Performance of operating segments are based on net sales, gross profit, selling, general and administrative expenses and most importantly, operating income.

Verification and Certification Segment

Our verification and certification service revenues consist of fees charged for verification audits and other verification and certification related services that the Company performs for customers. We include fees earned from our WFCF labeling program and consulting/program development services in our verification and certification revenues due to the immateriality of the revenue stream and because it represents a value-added extension of our source verification. We are recognized and utilized by numerous standard-setting bodies as an accredited verification or certification service provider. We enable food producers and brands to make certain claims on live animals or packaged food products by verifying that they are meeting the standards or guidelines associated with the claim(s) they are making. For the years ended December 31, 2018 and 2017, our third-party verification programs provided 77.2% and 79.8% of our total revenue, respectively.

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. While our product sales have lower profit margins than do our proprietary offerings, the products allow us to offer our customers a comprehensive solution. Approximately 12.7% and 11.1% of our total revenue was generated by the sale of hardware during the years ended December 31, 2018 and 2017, respectively.

Software Sales and Related Consulting Segment

Software license, maintenance and support services represents a SaaS revenue model that bundles annual software licenses with ongoing software customizations, enhancements and upgrades and a wide range of professional services that generate incremental revenue specific to the food and agricultural industry.

Software-related consulting service revenue represents fees earned from professional appearances, customer education and training related services.

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

In order to reach additional customers, we continually develop strategic marketing partnerships with leading companies in the industry with complementary abilities and products. We do not currently rely on any third-party contracts with distributors, licensors or manufacturers in conducting our business.

We also use social media sites such as Facebook and Twitter to help promote our business, market our product offerings, and connect consumers with current topics in the agriculture, livestock and food industries.

COMPETITION

The competition for third-party verification services in the food and agriculture industry is growing more intense, especially within the organic market. As of December 31, 2018, we estimate that there are approximately eight key competitors serving the food and agricultural industry, including Quality Assurance International, California Certified Organic Farmers, Oregon Tilth, Organic Crop Improvement Association, Earth Claims, FoodChain ID, NSF International, SGS and SCS Global Services. Differentiation hinges upon understanding all facets of food verification and the complex compliance challenges to make product verifications efficient, cost-effective, and seamless. Our core business and expertise focus on the “on farm” verifications to a variety of standards, guidelines and criteria, including source verification, natural, animal care and well-being, and sustainability verification.

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

EMPLOYEES

As of December 31, 2018, we had 63 total employees, of which 57 were full-time employees. Our future success is substantially dependent upon the performance of our key senior management personnel, as well as our ability to attract and retain highly qualified technical personnel. Additional information regarding certain risks related to our employees is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

John Saunders, 47, founded the Company in 1998 and has served as the Chief Executive Officer since then. Mr. Saunders is also the Chairman of the Board of Directors of the Company and has served in this position since 1998. Previously, Mr. Saunders was a partner and consultant for Pathfinder Consulting Services, Inc. in Parker, Colorado. An expert in both technology and the livestock industry, Mr. Saunders is a graduate of Yale University.

Leann Saunders, 48, has been the President of the Company since 2008. Mrs. Saunders is also a Director on our Board of Directors and has served in this position since January 2012. Prior to 2003, Mrs. Saunders worked for PM Beef Holdings (“PM”), an integrated beef company, and developed a supply system for PM’s Ranch to Retail product line and managed PM’s USDA Process Verified program. She then served as the company’s Vice President of Marketing and Communications. Prior to joining PM in 1996, Mrs. Saunders worked for McDonald’s Corporation as a Purchasing Specialist, and Hudson Foods Corporation. Mrs. Saunders graduated with a B.S. in Agriculture Business and an M.S. in Beef Industry Leadership from Colorado State University. Mrs. Saunders sits on the Board of Directors for the International Stockmen’s Education Foundation, and was the Chair for the United States Meat Export Federation for the 2015-2016 year.

Dannette Henning, 49, has been the Chief Financial Officer of the Company since January 2008. Prior to her appointment, she was engaged by the Company as a consultant beginning in November 2007. From 2004 to 2007, Mrs. Henning was the Corporate Controller for Einstein Noah Restaurant Group. From 2001 to 2003, she served as the Controller for Vari-L Company. Mrs. Henning’s previous experience includes financial management positions with KPMG Peat Marwick, DF&R Restaurant Company, and CSI/CDC Company. Mrs. Henning is a Certified Public Accountant with more than 25 years of professional experience. She received a B.B.A. degree in Accounting from the University of Texas at Arlington.

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

We are currently benefiting from a slow but growing movement among the agriculture, livestock and food industries to source and/or age verify products. This emerging trend is fueled in part by consumers’ focus on food safety and assurance. However, we can offer no assurances that there will be market acceptance of our technologies. Furthermore, some of our primary target segments within the agriculture, livestock and food industries are experiencing unpredictable economic conditions and are expected to continue to struggle with supply, trade and profitability issues in the near term. Although we believe that our products, if adopted on a wide-scale basis, would have a significant impact on improving the safety, quality and confidence in the world’s food supply, our customers for these products historically have been very slow to change and reluctant to adopt new technologies and business practices.

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

Today, infectious disease and viral outbreaks appear to be emerging more quickly than ever. For example, Porcine Epidemic Diarrhea Virus (PEDv) negatively impacted the pork/sow industry in 2014 and Highly Pathogenic Avian Influenza, more commonly known as Bird Flu, impacted poultry operations in 2016. Additionally, contagious disease or viral outbreaks create increased bio-exclusion considerations in our business. While we have created innovative solutions that mitigate the risk of transferring disease, we can give no assurance that we will be successful in overcoming the potential negative impact to the results of our operations.

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

Federal, state or local laws and regulations, or our failure to comply with such laws and regulations, could increase our expenses and expose us to legal risks.

We are subject to a wide range of general and industry-specific laws and regulations imposed by federal, state and local authorities such as sales tax, intellectual property infringement, zoning and occupancy matters. In addition, various federal and state laws govern our relationship with, and other matters pertaining to, our employees, including wage and hour laws, laws governing independent contractor classifications, requirements to provide meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules and anti-discrimination laws. We believe that we have complied with these laws and regulations; however, there is a risk that we will become subject to claims that allege we have failed to do so. Any claim that alleges a failure by us to comply with any of the foregoing laws and regulations may subject us to fines, penalties, injunctions, litigation and/or potential criminal violations, which could adversely affect our reputation, business, financial condition and operating results.

Any changes to the foregoing laws or regulations or any new laws or regulations that are passed or go into effect may make it more difficult for us to operate our business and in turn adversely affect our operating results.

We may also be subject to audits by various taxing authorities. Similarly, changes in tax laws in any of the multiple jurisdictions in which we operate, or adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate, could result in an unfavorable change in our effective tax rate, which could adversely affect our business, financial condition and operating results.

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

We face several risks relating to material weaknesses in our internal control over financial reporting.

In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2018, we identified control deficiencies that constitute material weaknesses in the design and operation of our internal control over financial reporting. Control deficiencies could result in a future material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

Internal control deficiencies could cause investors to lose confidence in our reported financial information. In addition, even if we are successful in strengthening our controls and procedures, our controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements. We can give no assurance that the measures we have taken to date, or any future measures we may take, will remediate the material weakness identified, or that any additional material weaknesses and significant deficiencies or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Please see Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K for a description of certain measures we have undertaken to remediate our material weaknesses.

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

As of March 20, 2019, John Saunders, our Chairman and CEO, and Leann Saunders, our President, beneficially owned in the aggregate approximately 28% of our common stock. These officers, if they determine to vote in the same manner, would have a significant impact on the outcome of any matter requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions or terms of any liquidation. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that may be favored by other shareholders. This could prevent transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

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

The Company relocated its headquarters within Castle Rock, Colorado, during the third quarter 2016 and entered into a new lease agreement for approximately 8,000 square feet of office space. In August 2017, the Company amended its lease agreement to provide for an additional 7,700 square feet of office space to commencing on December 1, 2017. Total rental payments beginning on December 1, 2017 increased from approximately $18,000 to approximately $35,100 per month, which includes common area charges, and are subject to annual increases over the term of the lease. The lease agreement has an initial term of five years plus two renewal periods, which the Company is likely to renew. This space is being leased from a company in which our CEO and President, each a related party to the Company, have a 24.3% ownership interest.

In September 2017, the Company entered into a new lease agreement for our Urbandale, Iowa office space. The lease is for a period of two years and expires on August 31, 2019. Rental payments are approximately $2,900 per month, which includes common area charges, and are subject to annual increases over the term of the lease.

The Company owns approximately ¾ acre on which a 2,300-square foot building is located in Medina, North Dakota. Until January 12, 2018, the Company leased space in this building under a five-year lease with an expiration date of March 1, 2018. Under the lease, the Company was charged a monthly rental rate of approximately $150 plus all insurance, taxes and other costs based on actual expenses to maintain the building. On January 12, 2018, the Company purchased the 2,300-square foot building and terminated the lease. The purchase price of approximately $135,600 was funded by cash on hand.

In connection with our acquisition of SureHarvest, we added two locations in California: Soquel and Modesto. Our office space in Soquel expired on November 30, 2018 and was extended until February 28, 2019. It requires rental payments of approximately $2,700 per month. In addition to primary rent, this lease requires additional payments for operating costs and other common area maintenance costs. The monthly rental payments for our leased space in Modesto was approximately $600 and the lease agreement was month-to-month. We ceased using the Modesto location in July 2018.

In connection with our acquisition of JVF, we added one additional location in Pleasanton, California. The lease expired November 30, 2018. Rental payments were approximately $2,200 per month. In addition to primary rent, this lease required additional payments for operating costs and other common area maintenance costs.

In December 2018, we entered into a new lease agreement and relocated our offices in Soquel, Modesto and Pleasanton, California to San Ramon, California. The lease is for a period of sixty-six months and expires on May 1, 2024. Rental payments are approximately $5,900 per month, which includes common area charges, and are subject to annual increases over the term of the lease.

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

Market Information for Common Stock

The Company’s common stock is traded over-the-counter under the symbol “WFCF.”

Stockholders

As of March 20, 2019, we estimate that there were 119 record holders of our common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals and entities are registered in the name of Cede & Co. A nominee of The Depository Trust Company, Cede & Co. is a securities depository for banks and brokerage firms.

Dividends

We have not declared or paid any cash dividends on our common stock. We presently do not have plans to pay any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

In connection with the acquisition of substantially all of the assets of Sow Organic, LLC, we issued 217,654 shares of common stock of Where Food Comes From, Inc. valued at approximately $433,100 based upon the closing price of our stock on May 16, 2018, of $1.99 per share.

In connection with the purchase of ten percent of the membership interests of Progressive Beef, LLC, we issued 50,340 shares of common stock of Where Food Comes From, Inc. valued at approximately $91,100 based upon the closing price of our stock on August 9, 2018, of $1.81 per share.

In connection with the acquisition of substantially all of the assets of JVF Consulting, LLC, we issued 158,437 shares of common stock of Where Food Comes From, Inc. valued at approximately $315,300 based upon the closing price of our stock on August 29, 2018, of $1.99 per share.

The issuances of the shares of our common stock described above were pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended and related state private offering exemptions. All of the investors were Accredited Investors as defined in the Securities Act who took their shares for investments purposes without a view to distribution and had access to information concerning the Company and its business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for these shares. All certificates for these shares issued pursuant to Section 4(a)(2) contain a restrictive legend. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

Issuer Purchases of Equity Securities

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market (“Stock Buyback Plan”). Our Stock Buyback Plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. In the future, we may consider additional share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, and planned investment and financing needs.

Activity for the quarter ended December 31, 2018 is as follows:

	Number of Shares	Cost of Shares	Average Cost per Share
Shares purchased - October 2018	31,000	$68,507	$2.21
Shares purchased - November 2018	45,479	89,284	$1.96
Shares purchased - December 2018	43,211	85,890	$1.99
Total	119,690	$243,681	$2.04

ITEM 6.           SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K and other publicly available documents, including the documents incorporated herein and therein by reference, contain “forward-looking statements” within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Additionally, our officers and representatives may from time to time make forward-looking statements. Forward-looking statements can be identified by words such as “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will” and similar references to future periods. Examples of forward-looking statements include, among others, statements we make regarding:

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

RESULTS OF OPERATIONS

Year Ended December 31, 2018 Compared to Year Ended December 31, 2017

The following table shows information for reportable operating business segments:

	Year ended December 31, 2018			Year ended December 31, 2017
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Consolidated	Verification and Certification Segment	Software Sales and Related Consulting Segment	Consolidated
Assets:
Intangible and other assets, net	$1,464,435	$2,387,686	$3,852,121	$1,690,872	$2,257,658	$3,948,530
Goodwill	$1,133,122	$2,010,612	$3,143,734	$1,279,762	$1,372,488	$2,652,250

Revenues:
Verification and certification service revenue	$13,743,311	$—	$13,743,311	$12,335,195	$—	$12,335,195
Product sales	2,266,771	—	2,266,771	1,709,397	—	1,709,397
Software license, maintenance and support services revenue	—	993,161	993,161	—	769,574	769,574
Software-related consulting service revenue	—	800,316	800,316	—	634,326	634,326
Total revenues	$16,010,082	$1,793,477	$17,803,559	$14,044,592	$1,403,900	$15,448,492
Costs of revenues:
Costs of verification and certification services	7,564,946	—	7,564,946	6,808,547	—	6,808,547
Costs of products	1,438,648	—	1,438,648	1,047,747	—	1,047,747
Costs of software license, maintenance and support services	—	644,746	644,746	—	500,426	500,426
Costs of software-related consulting services	—	411,468	411,468	—	271,012	271,012
Total costs of revenues	9,003,594	1,056,214	10,059,808	7,856,294	771,438	8,627,732
Gross profit	7,006,488	737,263	7,743,751	6,188,298	632,462	6,820,760
Selling, general and administrative expenses	5,565,801	1,303,397	6,869,198	5,324,062	1,414,516	6,738,578
Segment operating income (loss)	$1,440,687	$(566,134)	$874,553	$864,236	$(782,054)	$82,182

Verification and Certification Segment

Verification and certification service revenues consist of fees charged for verification audits and other verification and certification related services that the Company performs for customers. Fees earned from our WFCF labeling program are also included in our verification and certification revenues as it represents a value-added extension of our source verification. Verification and certification service revenue for the year ended December 31, 2018 increased approximately $1.41 million, or 11.4% compared to 2017. Overall, the increase is due to an increase in new verification customers, as well as an increase in product offerings. We continue to see increased demand from cattle producers in response to the re-opening of the export market to China as discussed in Item 1. “Business - Industry Background - Current Marketplace Opportunities.”

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. Product sales for the year ended December 31, 2018 increased approximately $557,400, or 32.6% compared to 2017. Overall, our product sales have increased primarily in response to the re-opening of the China export market and the requirement for source and age verification using an identification tag at birth for cattle.

Costs of revenues (for services and product sales) for the verification and certification segment for the year ended December 31, 2018 were approximately $9.0 million compared to approximately $7.86 million in 2017. Gross margin for the year ended December 31, 2018 decreased slightly to 43.8% compared to 44.1% in 2017. Our margins are impacted by various costs such as cost of products, salaries and benefits, insurance, and taxes. Because certain elements of our cost of revenues are fixed in nature, incremental sales positively impact our margins.

Selling, general and administrative expenses for the year ended December 31, 2018 increased 4.5% compared to 2017. Overall, the increase in our selling, general and administrative expenses is due in part to slightly higher head count, an increase in base salaries, the accelerated amortization of the ICS beneficial lease arrangement discussed in Item 8, Note 6 to the Consolidated Financial Statements, increased square footage and corresponding rent expense for the corporate headquarters, and increasing public company compliance costs and professional fees due to implementing new accounting standards.

Software Sales and Related Consulting Segment

Software license, maintenance and support services revenue is a revenue stream specific to our acquisitions of SureHarvest, Sow Organic and JVF Consulting. We employ a SaaS revenue model that bundles annual software licenses with ongoing software enhancements and upgrades and a wide range of professional services that generate incremental revenue specific to the food and agricultural industry. For the year ended December 31, 2018, software license, maintenance and support services revenue increased approximately 29.1% over 2017 predominately due to a significant increase in the number of billable hours of staff focused on software enhancements and upgrades.

Software-related consulting service revenue primarily represents fees earned from professional appearances, customer education and training related services specific to our acquisition of SureHarvest. Software-related consulting service revenue for the year ended December 31, 2018 increased approximately 26.2% over 2017 predominately due to growth in customer education and training services.

Costs of revenues for our software sales and related consulting segment for the year ended December 31, 2018 were approximately $1.06 million compared to approximately $771,400 in 2017. For the year ended December 31, 2018, gross margin decreased to 41.1% compared to 45.1% in 2017. The decrease was predominately due to additional costs absorbed from the Sow Organic and JVF acquisitions. Our margins are impacted by changes in overall efficiency and the number of our billable hours, as well as other variable costs of salaries and benefits, insurance, and taxes.

Selling, general and administrative expenses for the year ended December 31, 2018 decreased 7.9% compared to 2017. The decrease is predominately due to some employee turnover and re-alignment with a shift from non-billable hours to billable hours to reduce fixed costs.

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

Dividend Income from Progressive Beef, LLC

On August 9, 2018, the Company purchased a ten percent membership interest in Progressive Beef, LLC (“Progressive Beef”) for an aggregate purchase price of approximately $991,000. On September 24, 2018, the Company received dividend income of $100,000 from Progressive Beef representing a distribution of their earnings.

Income Tax Expense

For the year ended December 31, 2018, we recorded income tax expense of approximately $309,000 compared to approximately $266,200 for 2017. The effective tax rate for the year ended December 31, 2018 was 31.4% compared to a federal corporate rate of 21.0%. The increase is primarily related to expired/forfeited stock options and the minority interest in SureHarvest. The effective tax rate for the year ended December 31, 2017 was 279.7% due to two items. The first was the loss incurred by SureHarvest. For consolidation purposes, the entire loss of SureHarvest is included in the Company’s consolidated net income. However, for tax purposes, 40% of the loss will be allocated to the holder of the minority interest. As a result, approximately $116,000 of the tax expense related to this adjustment in the financials. The second item relates to the true-up of prior year net operating losses for federal and state tax purposes, resulting in an additional tax expense of approximately $62,600.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the year ended December 31, 2018 was approximately $800,700 or $0.03 per basic and diluted common share, compared to approximately $142,300 or $0.01 per basic and diluted common share in 2017.

Liquidity and Capital Resources

At December 31, 2018, we had cash, cash equivalents and certificates of deposits (classified as short-term and long-term investments) of approximately $1,981,000 compared to approximately $3,449,000 at December 31, 2017. Our working capital at December 31, 2018 was approximately $2,669,700 compared to approximately $3,712,200 at December 31, 2017.

Net cash provided by operating activities during 2018 was approximately $1.15 million compared to net cash provided by operating activities of $657,200 during the same period in 2017. Net cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock-based compensation expense, and deferred taxes. Fluctuations are primarily due to operating performance offset by the timing of cash receipts and cash disbursements.

Net cash used in investing activities during 2018 was approximately $1.97 million compared to net cash used in investing activities of approximately $242,800 during 2017. Net cash used in the 2018 period was primarily attributable to business acquisitions (Sow Organic and JVF Consulting) and other business investments (Progressive Beef) for $1,850,000 in cash, $135,600 for the purchase of a 2,300-square foot building located in Medina, North Dakota, which was previously leased, approximately $140,300 for leasehold improvements for the expansion of our Corporate Office, and approximately $90,800 for other routine purchases of property and equipment, offset by $250,000 in proceeds from the maturity of a certificate of deposit. Net cash used in the 2017 period was primarily attributable to $150,000 in cash for the acquisition of A Bee Organic, as well as approximately $92,800 for routine purchases of property and equipment.

Net cash used in financing activities during 2018 was approximately $402,700 compared to net cash used of $198,600 in the 2017 period. Net cash used in the both the 2018 and 2017 period was primarily due to the repurchase of common shares under the Stock Buyback Plan.

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

Our plan for continued growth is primarily based on diversification in our product offerings within national and international markets, as well as, potential acquisitions. We believe that there are significant growth opportunities available to us because of growing consumer awareness and demand on a national level. Internationally, a quality verification program is often the only way to overcome import or export restrictions.

Debt Facility

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2020. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due upon maturity. As of December 31, 2018, and 2017, the effective interest rate was 7.0% and 5.5%, respectively. The LOC is collateralized by all the business assets of International Certification Services, Inc. (“ICS”), a subsidiary of WFCF. As of December 31, 2018, and 2017, there were no amounts outstanding under this LOC.

Off Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet arrangements of any type.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Below is a discussion of the accounting policies and related estimates that we believe are the most critical to understanding our consolidated financial statements, financial condition and results of operations and which require complex management judgments, uncertainties and/or estimates. The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during a reporting period; however, actual results could differ from those estimates. Management has discussed the development, selection and disclosure of the critical accounting policies and estimates with the Audit Committee of the Board of Directors. Information regarding our other accounting policies is included in Note 2 to our consolidated financial statements set forth in Item 8 of this Annual Report on Form 10-K.

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

Verification and certification service revenue primarily consists of fees charged for verification audits and other verification services that the Company performs for customers. We recognize revenue utilizing an input method to measure over-time progress of each verification audit based on the number of audit days performed.

For certain of our third-party crop and other processed product audits, we assess a fixed fee for the annual certification period. We recognize revenue utilizing an input method to measure progress toward satisfaction of the annual assessment based on the percentage of activities/phases or input reviews completed under the annual assessment.

Product sales are primarily generated from the sale of cattle identification ear tags. Revenue for product sales is recognized upon delivery of the goods to customer, at which point title, custody and risk of loss transfer to the customer.

We had deferred revenue of approximately $727,900 and $851,200 at December 31, 2018 and 2017, respectively, primarily related to the annual certification period for certain of our third-party crop and other processed product audits. The balance of these contract liabilities at the beginning of the period is expected to be recognized as revenue during 2019.

Software Sales and Related Consulting Segment

We predominately offer software products via a SaaS model, which is an annual subscription-based model. Support services are generally included in the subscription. We also provide web-hosting services on an annual basis to all of our customers in conjunction with their software subscription.

We recognize revenue related to the SaaS arrangement over an annual subscription period utilizing a time-based output measure of progress that results in a straight-line attribution of revenue.

In some of our SaaS contracts, we also provide software-related consulting services to our customers during an annual software subscription period. Consulting services fees are derived from a standard rate card by employee level, and we invoice for consulting services monthly on a time-incurred basis. We recognize revenue over time utilizing the practical expedient that allows us to recognize revenue in the amount to which we have a right to invoice.

In connection with web-hosting services under our SaaS arrangements, we present revenue on a gross basis, with consideration received from our customer for the web-hosting service recorded as revenue and the cost paid to the third-party to provide those web-hosting services recorded as an expense.

Other

Generally, we do not provide right of return or warranty on product sales or services performed.

In connection with the provision of on-site audits, reimbursable expenses are incurred and billed to customers, and such amounts are recognized on a gross basis as both revenue and cost of revenue.

Any amounts collected on behalf of a third-party and remitted in full to that third-party are excluded from the transaction price and, thus, revenue.

Our business is subject to seasonal fluctuations. Significant portions of our verification and certification service revenue is typically realized during late May through early October when the calf marketings and the growing seasons are at their peak. Although this seasonality does not impact our policies for revenue recognition, it does generally impact our results of operations by potentially causing an increase in its profit margins during May through October and decreased margins during November through April.

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

Calculating stock-based compensation expense using the Black-Scholes-Merton option-pricing model requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. We consider many factors when estimating expected forfeitures, including the types of awards, employee classification and historical experience. Actual forfeitures may differ substantially from our current estimate. Under this pricing model, which incorporates ranges of assumptions for inputs, our assumptions are as follows:

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

There is a risk that our estimates of the fair values may differ from the actual values. It is possible that employee stock options may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. The fair value determined using the Black-Scholes-Merton option-pricing model may not be indicative of the fair value observed in a willing buyer / willing seller market transaction.

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

We consider the probability of future taxable income and our historical profitability, among other factors, in assessing the amount of the valuation allowance. Significant judgment is involved in this determination, including projections of future taxable income.

Our liability for unrecognized tax benefits contains uncertainties because management is required to make assumptions and to apply judgment to estimate the exposures associated with our various filing positions.

Our effective income tax rate is also affected by changes in tax law, our level of earnings and the results of tax audits.

As of December 31, 2018, we concluded that a valuation allowance against our deferred tax assets was not considered necessary. As of December 31, 2018, and 2017, the Company did not have an unrecognized tax liability. Changes in these estimates and assumptions could materially affect the tax provision as recorded.

Goodwill

We perform an impairment test of our goodwill annually or when events and circumstances indicate goodwill might be impaired. Impairment testing of goodwill is required at the reporting unit level and involves a two-step process. However, we may first assess the qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.

The first step of the impairment test involves comparing the estimated fair value of our reporting units with the reporting unit’s carrying amount, including goodwill. If we determine that the carrying value of a reporting unit exceeds its estimated fair value, we perform a second step to compare the carrying amount of goodwill to the implied fair value of that goodwill. The implied fair value of goodwill is determined in the same manner as utilized to recognize goodwill in a business combination. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess.

We evaluate our reporting units on an annual basis or when events or circumstances indicate our reporting units might change.

Application of the goodwill impairment test requires judgment, including performing the qualitative assessment, the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit.

Estimating the fair value of an individual reporting unit requires us to make assumptions and estimates regarding our future plans, industry and economic conditions and our actual results and conditions may differ over time. Examples of events or circumstances that could have a negative effect on the estimated fair value of our reporting units include (i) changes in technology or customer demands that were not anticipated; (ii) competition or regulatory developments in the industry that may adversely affect profitability; (iii) a prolonged weakness in general economic conditions; (iv) a sustained decrease in share price; (v) volatility in the equity and debt markets which could result in a higher discount rate; and (vi) the inability to execute our strategy to grow our growth products.

These types of analyses contain uncertainties because they require management to make assumptions and to apply judgment to estimate industry economic factors and the profitability of future business strategies.

We have not made any material changes in the accounting methodology used to evaluate impairment of goodwill during the past two years.

As of December 31, 2018, we had approximately $3.1 million of goodwill.

During the fourth quarter of 2018, we performed a qualitative assessment on our ICS and Validus reporting units (within the Verification and Certification Services segment) and concluded that the fair value of the reporting units exceeded their carrying value.

Also during the fourth quarter of 2018, we utilized a valuation expert to estimate the fair value of our SureHarvest reporting unit. SureHarvest, which includes Sow Organic and JVF Consulting, is the sole operating segment within the Software Sales and Related Consulting segment. We estimated fair value using a 14-year projection of discounted cash flows which incorporates planned growth rates, market-based discount rates and estimates of residual value. Additionally, we used a market-based, weighted-average cost of capital of 23.1% to discount the projected cash flows of those operations. As of December 31, 2018, the fair value exceeded the carrying value of net assets by approximately 16.6%. While the reporting unit passed the first step of the impairment test, if operating income or another valuation assumption were to deteriorate significantly in the future, it could adversely affect the estimated fair value. If we are unsuccessful in our plans to increase the profitability of the SureHarvest reporting unit, the estimated fair value could decline and lead to a potential goodwill impairment in the future.

Long-Lived Assets

Our definite-lived intangible assets consist of customer relationships, accreditations, tradenames/trademarks and patents related to our acquisitions, recorded at estimated fair value. It also consists of our trademark rights and the related costs incurred to obtain the trademark rights recorded at cost. These definite-lived assets are subject to amortization using the straight-line method over the estimated useful-lives of the respective assets, which range from two to fifteen years. Estimates of useful-lives are based on the nature of the underlying assets as well as our experience with similar assets and intended use. We periodically review estimated useful-lives for reasonableness.

We evaluate recoverability of long-lived assets, including property and equipment and definite-lived intangible assets, when events or changes in circumstances indicate that the carrying amount may not be recoverable.

Assumptions and estimates about future values and remaining useful-lives can be affected by a variety of factors, including external factors such as consumer spending habits and general economic trends, and internal factors such as changes in our business strategy and our internal forecasts.

We have not made any material changes in the accounting methodology or useful-lives we use to account for long-lived assets during the past two years.

Indefinite-Lived Assets

Our non-amortizable intangible assets which have an indefinite life relate to the trademarks/tradenames acquired in the Validus acquisition. Pursuant to Accounting Standards Codification (“ASC”) Topic 350, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to no longer be indefinite. Accordingly, we evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events or circumstances continue to support an indefinite useful life.

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

As of December 31, 2018, there have been no changes to the indefinite life determination pertaining to these intangible assets. Based on the qualitative assessment on Validus reporting unit, we concluded that the likelihood of the indefinite lived asset being impaired was below a “more-likely-than-not” threshold.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Where Food Comes From, Inc.

Castle Rock, Colorado

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheet of Where Food Comes From, Inc. and its subsidiaries (the “Company”) as of December 31, 2018, and the related consolidated statement of income, equity, and cash flows, for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Crowe LLP

We have served as the Company’s auditors since 2018.

Denver, Colorado

March 29, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Where Food Comes From, Inc.

Castle Rock, Colorado

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheet of Where Food Comes From, Inc. and its subsidiaries (the "Company") as of December 31, 2017, and the related consolidated statements of income, equity, and cash flows, for the year ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

EKS&H LLLP

April 2, 2018

Denver, Colorado

Where Food Comes From, Inc.

Consolidated Balance Sheets

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$1,482,391	$2,705,778
Accounts receivable, net of allowance (Note 2)	2,205,162	1,898,749
Short-term investments in certificates of deposit	245,597	743,206
Prepaid expenses and other current assets	439,424	245,073
Total current assets	4,372,574	5,592,806
Property and equipment, net	1,675,472	1,068,087
Long-term investments in certificates of deposit	252,999	—
Investment in Progressive Beef	991,115	—
Intangible and other assets, net	3,852,121	3,948,530
Goodwill	3,143,734	2,652,250
Deferred tax assets, net	175,923	79,622
Total assets	$14,463,938	$13,341,295

Liabilities and Equity
Current liabilities:
Accounts payable	$533,925	$457,307
Accrued expenses and other current liabilities	419,619	555,129
Customer deposits and deferred revenue	727,854	851,185
Current portion of notes payable	10,173	9,446
Current portion of capital lease obligations	11,309	7,527
Total current liabilities	1,702,880	1,880,594
Notes payable, net of current portion	32,220	42,452
Capital lease obligations, net of current portion	32,747	25,419
Deferred rent liability	119,187	—
Lease incentive obligation	362,088	147,189
Total liabilities	2,249,122	2,095,654

Commitments and contingencies

Contingently redeemable non-controlling interest	1,449,007	1,574,765

Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 25,473,115 (2018) and 24,972,684 (2017) shares issued, and 24,968,256 (2018) and 24,652,895 (2017) shares outstanding	25,473	24,972
Additional paid-in-capital	11,031,264	10,353,037
Treasury stock of 504,859 (2018) and 319,789 (2017) shares	(1,109,061)	(724,530)
Retained earnings	818,133	17,397
Total equity	10,765,809	9,670,876
Total liabilities and stockholders’ equity	$14,463,938	$13,341,295

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Income

	Year ended ended December 31,
	2018	2017
Revenues:
Verification and certification service revenue	$13,743,311	$12,335,195
Product sales	2,266,771	1,709,397
Software license, maintenance and support services revenue	993,161	769,574
Software-related consulting service revenue	800,316	634,326
Total revenues	17,803,559	15,448,492
Costs of revenues:
Costs of verification and certification services	7,564,946	6,808,547
Costs of products	1,438,648	1,047,747
Costs of software license, maintenance and support services	644,746	500,426
Costs of software-related consulting services	411,468	271,012
Total costs of revenues	10,059,808	8,627,732
Gross profit	7,743,751	6,820,760
Selling, general and administrative expenses	6,869,198	6,738,578
Income from operations	874,553	82,182
Other expense (income):
Dividend income from Progressive Beef	(100,000)	—
Other income, net	(14,270)	(14,578)
Interest expense	4,837	1,591
Income before income taxes	983,986	95,169
Income tax expense	309,008	266,225
Net income	674,978	(171,056)
Net loss attributable to non-controlling interest	125,758	313,370
Net income attributable to Where Food Comes From, Inc.	$800,736	$142,314

Per share - net income attributable to Where Food Comes From, Inc.:
Basic	$0.03	$0.01
Diluted	$0.03	$0.01

Weighted average number of common shares outstanding:
Basic	24,825,933	24,673,912
Diluted	24,989,457	24,842,246

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2018	2017
Operating activities:
Net income	$674,978	$(171,056)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	942,418	854,180
Lease incentive obligation	(15,321)	(10,836)
Deferred rent liability	119,187	—
Write-off beneficial lease arrangement	56,457	—
Stock-based compensation expense	161,128	169,133
Common stock issued for services rendered	—	25,000
Deferred tax benefit	(96,301)	(129,062)
Bad debt expense	30,000	17,525
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable	(336,412)	(571,628)
Short-term investments	(5,390)	(10,102)
Prepaid expenses and other assets	(194,351)	(41,329)
Accounts payable	76,618	123,523
Accrued expenses and other current liabilities	(135,510)	75,082
Customer deposits and deferred revenue	(123,331)	326,789
Net cash provided by operating activities	1,154,170	657,219

Investing activities:
Acquisition of Sow Organic	(450,000)	—
Acquisition of JVF Consulting	(500,000)	—
Investment in Progressive Beef	(900,000)	—
Acquisition of A Bee Organic	—	(150,000)
Proceeds from maturity of short-term investments	250,000	—
Purchases of property and equipment	(366,691)	(83,757)
Purchases of other long-term assets	(8,131)	(9,043)
Net cash used in investing activities	(1,974,822)	(242,800)

Financing activities:
Repayments of notes payable	(9,505)	(2,267)
Repayments of capital lease obligations	(8,699)	(4,889)
Proceeds from stock option exercise	—	8,168
Stock repurchase under Stock Buyback Plan	(384,531)	(199,638)
Net cash used in financing activities	(402,735)	(198,626)
Net change in cash	(1,223,387)	215,793
Cash at beginning of year	2,705,778	2,489,985
Cash at end of year	$1,482,391	$2,705,778

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statement of Equity

Years ended December 31, 2017 and 2018

			Additional
	Common Stock		Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total
Balance at January 1, 2017	24,647,186	$24,890	$10,052,597	$(524,892)	$(124,917)	$9,427,678

Acquisition of A Bee Organic	45,684	45	98,176	—	—	98,221
Issuance of common shares for acquisition-related consulting services	11,628	12	24,988	—	—	25,000
Stock-based compensation expense	—	—	169,133	—	—	169,133
Issuance of common shares upon exercise of stock options	7,001	7	8,161	—	—	8,168
Repurchase of common shares under Stock Buyback Plan	(76,854)	—	—	(199,638)	—	(199,638)
Vesting of restricted shares issued to employees	18,250	18	(18)	—	—	—
Net income attributable to Where Food Comes From, Inc.	—	—	—	—	142,314	142,314
Balance at December 31, 2017	24,652,895	$24,972	$10,353,037	$(724,530)	$17,397	$9,670,876

Effect of acquisition fair value adjustment	—	—	(321,937)	—	—	(321,937)
Stock-based compensation expense	—	—	161,128	—	—	161,128
Issuance of common shares in acquisition of Sow Organic LLC	217,654	218	432,913	—	—	433,131
Issuance of common shares for investment in Progressive Beef LLC	50,340	50	91,065	—	—	91,115
Issuance of common shares in acquisition of JVF Consulting LLC	158,437	159	315,132	—	—	315,291
Repurchase of common shares under Stock Buyback Plan	(185,070)	—	—	(384,531)	—	(384,531)
Vesting of restricted shares issued to employees	74,000	74	(74)	—	—	—
Net income attributable to Where Food Comes From, Inc.	—	—	—	—	800,736	800,736
Balance at December 31, 2018	24,968,256	$25,473	$11,031,264	$(1,109,061)	$818,133	$10,765,809

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

Note 2 – Summary of Significant Accounting Policies

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Short-Term Investments in certificates of deposit

Certificates of deposit with original maturities greater than three months and remaining maturities less than one year are classified as “short-term investments.”

Long-Term Investments in certificates of deposit

Certificates of deposit with original maturities greater than three months and remaining maturities greater than one year are classified as “long-term investments.” As of December 31, 2018, our long-term investments fully mature in May 2020.

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Furthermore, we have concluded that there is a single performance obligation that is a series comprised of each distinct location or site audit performed. Our customers are charged a standard daily rate for the provision of an audit based on the scale of site operations and geographical location. Consideration attributable to each audit within the series is variable, as the number of days required to complete each audit is not known until performance of that audit occurs. We have concluded that it is appropriate to allocate variable consideration (that is, the number of days required to complete an audit) to each audit within the series. This is because the consideration that we earn for each audit relates specifically to our efforts to transfer to our customer that discrete audit, and the resulting audit opinion or verification report, for that specified site or location, and this allocation is consistent with the allocation objective as defined in ASC 606. As a result, instances in which the Company evaluates and applies the constraint on variable consideration are immaterial.

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

Our customers may also have the option to purchase incremental review services (for example, an investigative audit or video review services) that are unrelated to the audit services to verify compliance with a specified standard or claim. The incremental review services are also typically very short-term in nature (that is, one to two weeks). We have concluded that these optional purchases do not reflect a material right under ASC 606 because the incremental review services are performed at standard pricing that would be charged to other similarly situated customers. Upon customer request for an incremental review service, we believe that our customer has made a discrete purchasing decision that should be treated as a separate accounting contract under ASC 606.

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

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

Any amounts collected on behalf of a third-party and remitted in full to that third-party are excluded from the transaction price and, thus, revenue.

Crop and Other Processed Product Verification and Certification Services

Third-party crop and other processed product audits are generally structured such that we commit to perform an independent audit to verify that food producers and/or farmers comply with certain standards. We generally provide verification services related to organic, Non-GMO and gluten-free standards. Depending on the crop or product type, verification audit activities may take two months to one year to complete. During this assessment period, various integrated audit activities and/or input reviews are performed in accordance with the regulations specified by the relevant standard.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

The fee structure is such that customers pay an annual assessment fee for a crop or other processed product to verify compliance with the specified standard. This fee is payable upfront on a nonrefundable basis. Our customers can typically terminate a crop or other processed product audit at any time without prejudice. However, given the nonrefundable upfront payment structure for the annual assessment service, we have concluded that the contract term is one year. We record the upfront payment made by the customer for the annual assessment service as deferred revenue.

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

Under this scenario, a separate accounting contract arises upon initiation and performance of an inspection, and we typically invoice our customer for the inspection upon completion of the inspection service. Given that the customer has the ability to terminate at any time without prejudice, we have concluded that the contract term for each inspection ends as control of an inspection service transfers. Inspections are generally short-term in nature with a term ranging from a few days to two weeks.

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Other Considerations for Crop and Other Processed Product Verification Services

Reimbursable expenses incurred in the provision of an annual assessment or required inspection are billed to our customers, and such amounts are recognized on a gross basis as both revenue and cost of revenue.

In addition, any amounts collected on behalf of a third-party and remitted in full to that third-party are excluded from the transaction price and, thus, revenue.

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

Software Sales and Related Consulting Segment

We predominately offer software products via a SaaS model, which is an annual subscription-based model. Support services are generally included in the subscription. We also provide web-hosting services on an annual basis to all of our customers in conjunction with their software subscription. Customers have the ability to terminate without prejudice upon thirty days’ written notice; however, the subscription fee, inclusive of maintenance and support services, and the web-hosting fee are paid upfront by the customer on a nonrefundable basis. Consequently, we have concluded that the contract term for the annual software subscription and web-hosting services is one year.

We have determined that a software license subscription and the related hosting service should be accounted for as a service transaction, as we provide the functionality of our software through the hosting arrangement. The SaaS arrangement provides customers with unlimited access to our software and, thus, is accounted for as a series of distinct daily service periods that provide substantially the same service (that is, continuous access to the hosted software) each day during the annual contract term. Further, the provision of basic technical support services also represents a stand-ready obligation that is a series of distinct daily service periods that provide substantially the same service (that is, access to our technical support infrastructure) during the annual contract term. Because the basic technical support services and SaaS each represent performance obligations that are a series of distinct daily service periods, we have elected to combine these performance obligations.

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

In some of our SaaS contracts, we also provide software-related consulting services to our customers during an annual software subscription period. Consulting services fees are derived from a standard rate card by employee level, and we invoice for consulting services monthly on a time-incurred basis. Due to the termination provisions present in our SaaS contracts, our customers have an in-substance renewal decision each month for further consulting services (that is, via their decision not to terminate the contract each month). Accordingly, the contract term for consulting services is on a month-to-month basis within the annual subscription period.

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

In addition, we utilize a third-party to provide web-hosting services in the provision of our SaaS arrangements. In this scenario, we are primarily responsible for fulfilling the promise to provide web-hosting services to the customer, and we establish the fee that the customer is charged for the web-hosting services. Consequently, we have also concluded that we are the principal in the provision of web-hosting services under our SaaS arrangements. As such, we present revenue on a gross basis, with consideration received from our customer for the web-hosting service recorded as revenue and the cost paid to the third-party to provide those web-hosting services recorded as an expense.

Disaggregation of Revenue

We have identified four material revenue categories in our business: (i) verification and certification service revenue, (ii) product sales, (iii) software license, maintenance and support services revenue and (iv) software-related consulting service revenue.

Revenue attributable to each of our identified revenue categories is disaggregated in the table below.

	Year ended December 31, 2018
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Consolidated
Verification and certification service revenue	$13,743,311	$—	$13,743,311
Product sales	2,266,771	—	2,266,771
Software license, maintenance and support services revenue	—	993,161	993,161
Software-related consulting service revenue	—	800,316	800,316
Total revenues	$16,010,082	$1,793,477	$17,803,559

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

Our software subscriptions, web-hosting, and support services are paid by our customers upfront on a nonrefundable basis. That is, payment is made in advance of the provision of these services to our customers. As a result, we recognize deferred revenue upon receipt of the upfront payment from our customers for software subscriptions, web-hosting and maintenance and support services. Revenue is subsequently recognized, and the related deferred revenue is reduced, on a straight-line basis during the annual contract term that these stand-ready services are provided to customer.

Software-related consulting services are invoiced monthly on a time-incurred basis, at which point we have an enforceable right to payment for those services. Because payment is unconditional upon invoicing, our software-related consulting services are reflected as accounts receivable.

As of December 31, 2018, and January 1, 2018, accounts receivable from contracts with customers, net of allowance for doubtful accounts, were approximately $2,205,200 and $1,898,700, respectively.

As of December 31, 2018, and January 1, 2018, deposits and deferred revenue from contracts with customers were approximately $727,900 and $851,200, respectively. The balance of the contract liabilities at December 31, 2017 was recognized as revenue in 2018 and the balance at December 31, 2018 is expected to be recognized as revenue during 2019.

Costs to fulfill a contract

Prior to August 2018, we incurred a fixed cost, payable to JVF Consulting, LLC, a third-party provider, to perform set-up activities for new (or first-year) customers that contract for our software subscription and hosting services. As previously discussed in Note 2, on August 30, 2018, we acquired JVF Consulting, which included three key employees. We concluded that those set-up activities performed by JVF did not transfer a good or service as defined in ASC 606 to our customers.

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

The ending balance at December 31, 2018 of capitalized assets attributable to the set-up costs incurred to fulfill software subscription and hosting contracts was not material. No set-up costs related to our software subscription and hosting services were incurred for the year-ended December 31, 2018.

In addition, amortization of capitalized set-up costs for the year ended December 31, 2018 was not material, and no impairment loss was incurred related to capitalized set-up costs for the year ended December 31, 2018.

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

Costs of product support, including web-hosting fees, salaries and related fringe benefits directly associated with our software license, maintenance and support services, are allocated to costs of software license, maintenance and support services.

Salaries and related fringe benefits directly associated with our software-related consulting revenues are allocated to costs of software-related consulting services.

Accounts Receivable and Allowance for Doubtful Accounts

Our receivables are generally due from trade customers. Credit is extended based on our evaluation of the customer’s financial condition, and generally collateral is not required. Accounts receivable are generally due approximately 30 days from the invoice date and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts receivable that are outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss and payment history, the customer’s current ability to pay its obligations to us and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The allowance for doubtful accounts was approximately $65,400 and $47,600, at December 31, 2018 and 2017, respectively.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

No single customer accounted for greater than 10% of our accounts receivable balances at December 31, 2018 and 2017.

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

The acquisition of a group of assets in a business combination transaction requires fair value estimates for assets acquired and liabilities assumed. The fair value of assets and liabilities acquired through business combinations is calculated using a discounted future cash flows method. The discounted cash flows are developed using the income approach in which a value (based on management’s expectations for the future) is determined by converting anticipated benefits. The fair value measurements are based on significant inputs not observable in the market and thus represent fair value measurements which are designated as Level 3 inputs within the fair value hierarchy. Key assumptions and considerations include:

a)	A discount rate range of 19-32 percent;

b)	Terminal value based on long-term sustainable growth rates of 3 percent;

c)	Financial data of comparable companies for market participant assumptions; and

d)	Consideration of the marketability that market participants would consider when measuring the fair value of a non-controlling interest in our acquisition.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Other Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate their fair value due to their short maturities. The carrying values shown for short-term investments, long-term investments and notes payable also approximate fair value because current interest rates and terms offered to us for similar instruments are substantially the same (Level 2 inputs).

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful-lives of the respective assets. Land is not depreciated. Buildings are depreciated over 15 to 20 years. Leasehold improvements are depreciated over the shorter of the lease term, which generally includes reasonably assured option periods, or the estimated useful-lives of the assets. All other property and equipment have depreciable lives which range from two to seven years. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and the related gain or loss is reflected in earnings.

Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses at the acquisition date, after amounts allocated to other identifiable intangible assets. Factors that contribute to the recognition of goodwill include synergies that are specific to our business and not available to other market participants and are expected to increase net sales and profits; acquisition of a talented workforce; cost savings opportunities; the strategic benefit of expanding our presence in core and adjacent markets; and diversifying our product portfolio.

The fair values of other identifiable intangible assets are primarily determined using the income approach. Other intangible assets include, but are not limited to, developed technology, customer relationships, accreditations, a beneficial lease arrangement, and tradenames/trademarks and patents. Intangible assets with determinable useful-lives are amortized on a straight-line basis over their estimated useful-lives of two to 15 years. Certain acquired trade names are considered to have indefinite lives and are not amortized but are assessed annually for potential impairment as described below.

Goodwill, Intangibles and Long-Lived Asset Impairment Tests

We perform our annual impairment test for goodwill in the fourth quarter of each year. We consider qualitative indicators of the fair value of a reporting unit when it is unlikely that a reporting unit has impaired goodwill. In certain circumstances, we may also utilize a discounted cash flow analysis that requires certain assumptions and estimates be made regarding market conditions and our future profitability. Indefinite-lived intangible assets are also tested at least annually for impairment by comparing the individual carrying values to the fair value.

We review long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows. Undiscounted cash flows expected to be generated by the related assets are estimated over the asset’s useful life based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, any potential impairment is measured based upon the fair value of the related asset or asset group as determined by an appropriate market appraisal or other valuation technique.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Research and Development and Software Development Costs

Research and development costs are charged to operations as incurred. We did not incur any research and development expense in 2018 and 2017.

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

Software development costs for external sale are capitalized once technological feasibility is achieved. Capitalized costs are amortized over the expected benefit period. We generally expense a significant portion of software development costs because technological feasibility occurs very late in the software development process. In connection with our acquisitions (Note 3), software developed for external sale with an estimated fair value of approximately $921,000 is included in property and equipment at December 31, 2018. During 2018 and 2017, the amortization of capitalized costs totaled approximately $222,000 and $186,000, respectively, and is included in depreciation expense (Note 4).

Advertising and Marketing Expenses

Advertising and marketing costs are expensed as incurred. Total advertising and marketing expenses for the years ended December 31, 2018 and 2017, were approximately $477,300 and $290,000, respectively.

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

The accounting standard related to income taxes applies to all tax positions and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The accounting standard requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. This standard also provides guidance on the presentation of tax matters and the recognition of potential Internal Revenue Service interest and penalties. As of December 31, 2018 and 2017, the Company did not have an unrecognized tax liability.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. The Company did not incur any interest and penalties for the years ended December 31, 2018 and 2017.

The Company files income tax returns in the U.S. and various state jurisdictions, and there are open statutes of limitation for taxing authorities to audit our tax returns from 2015 through the current period.

The Tax Cuts and Jobs Act (“Tax Act”) was signed into law on December 22, 2017. The Tax Act includes significant changes to the U.S. corporate income tax system, including a federal corporate rate reduction from 35% to 21%, limitations, the deductibility of interest expense and executive compensation, eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized, changing the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, and, the transition of U.S. international taxation from a worldwide tax system to a territorial tax system. As a result of the reduction in the federal tax rate, the Company was required to revalue its ending net deferred tax liabilities and/or assets as of December 31, 2017, as well as evaluate whether a valuation allowance was needed for deferred tax assets. For 2017, the primary impact to the Company was the reduction in the federal corporate tax rate from 35% to 21% which reduced the Company’s ending deferred tax assets by approximately $40,000.

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

Calculating stock-based compensation expense using the Black-Scholes-Merton option-pricing model requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. We consider many factors when estimating expected forfeitures, including the types of awards, employee classification and historical experience. Actual forfeitures may differ substantially from our current estimate. Under this pricing model, which incorporates ranges of assumptions for inputs, our assumptions are as follows:

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

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

Recently Adopted Accounting Pronouncements

On January 1, 2018, the Company adopted Accounting Standards Update, Topic 606, Revenue from Contracts with Customers (ASC 606) using the modified retrospective method of transition. Under this method of transition, we applied ASU 606 to all new contracts entered into on or after January 1, 2018 and all existing contracts for which all (or substantially all) of the revenue attributable to a contract had not been recognized under legacy revenue guidance as of January 1, 2018.

ASU 606 supersedes nearly all existing revenue recognition guidance under U.S. GAAP and includes a five-step process to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services.

The impact of adoption on our current period results is as follows:

	Year ended December 31, 2018
	Under ASC 606	Under ASC 605	Increase / (Decrease)
Revenues:
Verification and certification service revenue	$—	$170,340	$(170,340)
Costs and expenses:
Cost of verification and certification services	$—	$170,340	$(170,340)

Gross profit	$—	$—	$—
Net income (loss)	$—	$—	$—
Retained earnings	$—	$—	$—

Changes to verification and certification service revenue and costs of verification and certification services are due to the conclusion that fees collected on behalf of the Non-GMO Project related to the Company’s Non-GMO verification services should be excluded from the transaction price (and, thus, revenue), as these amounts are collected on behalf of a third-party. This represents a change from our accounting practice under legacy revenue guidance of presenting these amounts on a gross basis in verification and certification service revenue, with an offsetting amount presented as an expense in costs of verification and certification services.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

On January 1, 2018 we adopted ASU No. 2016-01 which requires an entity to: (i) measure equity investments at fair value through net income, with certain exceptions; (ii) present the changes in instrument-specific credit risk for financial liabilities measured using the fair value option in Other Comprehensive Income; (iii) present financial assets and financial liabilities by measurement category and form of financial asset; (iv) calculate the fair value of financial instruments for disclosure purposes based on an exit price and; (v) assess a valuation allowance on deferred tax assets related to unrealized losses of available-for-sale debt securities in combination with other deferred tax assets. The Update provides an election to subsequently measure certain nonmarketable equity investments at cost less any impairment and adjusted for certain observable price changes. The update also requires a qualitative impairment assessment of such equity investments and amends certain fair value disclosure requirements.

On January 1, 2018 we adopted ASU 2017-09, Compensation - Stock Compensation, which revises the guidance related to changes in terms or conditions of a share-based payment award. The adoption of this update did not have a material impact on our Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which will require lessees to recognize a right-of-use asset and a lease liability for all leases that are not short-term in nature. For a lessor, the accounting applied is also largely unchanged from previous guidance. We adopted this ASU and related amendments on January 1, 2019 and expect to elect certain practical expedients permitted under the transition guidance. Additionally, we will elect the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods. We continue to execute on our implementation plan and gather lease data to derive the impact of the ASU on its financial statements. The Company expects that the adoption will have a material impact on assets and liabilities on the balance sheet as the standard requires the recognition of a right of use asset and corresponding lease liability. However, we do not expect the adoption to have a material impact to our consolidated results of operations or statement of cash flows.

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

In April 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes Step 2 from the goodwill impairment test. As a result, under the ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The Company is required to adopt the new standard in 2020.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. Under this ASU, share-based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to Accounting Standards Codification (“ASC”) 718 upon vesting which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and early adoption is permitted. We are in the process of evaluating the impact of adoption of this ASU on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 8420): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the requirements associated with the hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. The provisions of this ASU are effective for reporting periods after December 15, 2019; early adoption is permitted. We are currently evaluating the effect that this ASU will have on our consolidated financial statements.

In August 2018 the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal Use Software - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which amends the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract to align with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are in the process of evaluating the impact on our consolidated financial statements and the timing of adoption of this update.

Note 3 – Business Acquisitions

A Bee Organic Acquisition

On May 30, 2017, we acquired the business assets of A Bee Organic for $150,000 in cash and 45,684 shares of common stock of WFCF valued at approximately $98,000. The acquisition primarily consisted of the existing customer relationships and represents further expansion of our verification and certification solutions into hydroponics/aquaponics and apiary spaces. We believe the total consideration paid approximates the fair value of the assets acquired. We have allocated the total consideration to our identifiable intangible assets to be amortized over an estimated useful life of 8 years.

Sow Organic Acquisition

On May 16, 2018, we acquired substantially all of the assets of Sow Organic for $450,000 in cash and 217,654 shares of common stock of WFCF valued at approximately $433,100. We believe the transaction further diversifies our offerings by adding complementary solutions and services available to new and existing customers. Sow Organic’s software as a service (SaaS) model allows organic certification bodies to automate and accelerate new customer onboarding by converting traditional paper-based processes to digital format, resulting in lower costs, improved workflow management and increased productivity. Sow Organic’s unique design allows certification bodies to digitize any certification scheme. Likewise, the software affords producers and handlers a more efficient way to become certified and to digitally manage their records on an ongoing basis, including completing annual certification requirements fully online. We intend to further develop the organic business opportunity and collaborate on a broader rollout of the solution to other certification markets where the tool is equally suited to improve efficiencies and reduce costs in the certification process. This transaction further strengthens our intellectual property portfolio, which we believe represents a distinct competitive advantage for the Company.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

We believe the impacts on proforma revenue and earnings are immaterial. The following table summarizes the final fair values assigned to the assets and liabilities acquired in addition to the excess of the purchase price over the net assets acquired at the acquisition date. Measurement period adjustments were completed in 2018 and reflect new information obtained about facts and circumstances that existed as of the Acquisition Date. Accordingly, the carrying amounts were retrospectively adjusted as of May 16, 2018. The impact of the retrospective adjustments was not material to the Company’s results of operations or cash flows for the period from the Acquisition Date through December 31, 2018.

	May 16, 2018		May 16, 2018
Sow Organic, LLC:	(as reported)	Adjustments	(as adjusted)
Software acquired	$445,000	(289,000)	$156,000
Identifiable intangible assets:	143,754	(143,754)	—
Tradenames and trademarks	—	48,000	48,000
Non-compete agreements	—	84,000	84,000
Customer relationships	—	162,000	162,000
Goodwill	294,377	138,754	433,131
Total consideration	$883,131		$883,131

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

JVF Consulting Acquisition

On August 30, 2018, we acquired substantially all of the assets of JVF Consulting, LLC (“Seller” or “JVF”) for $500,000 in cash and 158,437 shares of common stock of WFCF valued at approximately $315,300. We believe the transaction adds value to certain of our existing software solutions which are based on intellectual property built and owned by the Seller. JVF is currently the largest technology provider to our SureHarvest division. With this acquisition, WFCF controls the intellectual property associated with its current Software as a Service (SaaS) offerings. Additionally, WFCF employed three of the Seller’s employees who enhance our ability to address new markets and services with our SaaS Solutions.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

We believe the impacts on proforma revenue and earnings are immaterial. The following table summarizes the final fair values assigned to the assets and liabilities acquired in addition to the excess of the purchase price over the net assets acquired at the acquisition date. Measurement period adjustments were completed in 2018 and reflect new information obtained about facts and circumstances that existed as of the Acquisition Date. Accordingly, the carrying amounts were retrospectively adjusted as of August 30, 2018. The impact of the retrospective adjustments was not material to the Company’s results of operations or cash flows for the period from the Acquisition Date through December 31, 2018.

			August 30, 2018
JVF Consulting, LLC:	August 30, 2018	Adjustments	(as adjusted)
Software acquired	$250,000	(43,000)	$207,000
Identifiable intangible assets:
Tradenames and trademarks	5,290	81,710	87,000
Non-compete agreements	10,000	27,000	37,000
Customer relationships	100,000	4,000	104,000
Goodwill	450,000	(69,710)	380,290
Total consideration	$815,290		$815,290

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

Note 4 – Property and Equipment

The major categories of property and equipment are as follows as of December 31st:

	2018	2017
Automobiles	$130,841	$130,841
Furniture and office equipment	419,014	326,902
Software and tools	1,299,454	924,498
Website development and other enhancements	183,385	183,385
Building and leasehold improvements	984,058	477,877
Land	2,436	2,436
	3,019,188	2,045,939
Less accumulated depreciation	1,343,716	977,852
Property and equipment, net	$1,675,472	$1,068,087

Total depreciation expense for the years ended December 31, 2018 and 2017 was approximately $372,300 and $317,200, respectively. Depreciation expense for assets recorded under capital lease was approximately $8,967 and $5,100 for the years ended December 31, 2018 and 2017, respectively.

Note 5 – Investment in Progressive Beef, LLC

On August 9, 2018, the Company purchased a ten percent membership interest in Progressive Beef, LLC (“Progressive Beef”) for an aggregate purchase price of approximately $991,000. The purchase price was payable in cash of $900,000 and 50,340 shares of common stock of WFCF valued at approximately $91,100 based upon the closing price of our stock on August 9, 2018, of $1.81 per share. Where Food Comes From is the primary certifier for Progressive Beef. On September 24, 2018, the Company received dividend income of $100,000 from Progressive Beef representing a distribution of their earnings. The income is reflected within the “other (expense) income” section of the Company’s Consolidated Statement of Income for the year ended December 31, 2018. The investment is accounted for as a financial instrument under ASC 321 and the Company has elected to apply the practical expedient to value the investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The Company completed a qualitative assessment and determined that there were no impairment indicators as of December 31, 2018.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 6 – Intangible and Other Assets

The following table summarizes our intangible assets as of December 31st:

	December 31,	December 31,	Estimated
	2018	2017	Useful Life
Intangible assets subject to amortization:
Tradenames and trademarks	$417,307	$282,307	2.5 - 8.0 years
Accreditations	85,395	97,706	5.0 years
Customer relationships	3,350,551	3,084,551	3.0 - 15.0 years
Beneficial lease arrangement	—	120,200	11.0 years
Patents	970,100	970,100	4.0 years
Non-compete agreements	121,000	—	5.0 years
	4,944,353	4,554,864
Less accumulated amortization	1,577,558	1,084,879
	3,366,795	3,469,985
Tradenames/trademarks (not subject to amortization)	465,000	465,000
	3,831,795	3,934,985
Other assets	20,326	13,545
Intangible and other assets:	$3,852,121	$3,948,530

We reviewed our long-lived assets for indicators of impairment in 2018 and 2017 and concluded in each year that no impairments exist.

Amortization expense for the years ended December 31, 2018 and 2017 was approximately $570,100 and $537,000, respectively.

As of December 31, 2018, future scheduled amortization of intangible assets is as follows:

Fiscal year ending December 31:
2019	$604,425
2020	579,925
2021	330,666
2022	318,106
2023	277,636
Thereafter	1,256,037
$3,366,795

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 7 – Goodwill

Changes in the net carrying value of goodwill by segment are as follows:

	Verification and Certification Segment	Software Sales and Related Consulting Segment	Consolidated
January 1, 2017	$1,279,762	$1,372,488	$2,652,250
Additions	—	—	—
Adjustments	—	—	—
December 31, 2017	$1,279,762	$1,372,488	$2,652,250
Additions	—	813,421	813,421
Adjustments	(146,640)	(175,297)	(321,937)
December 31, 2018	$1,133,122	$2,010,612	$3,143,734

Annual Impairment Test of Goodwill

We performed a qualitative assessment on our ICS and Validus reporting units (within our reportable operating segment: Verification and Certification Segment) for our 2018 annual test and concluded that it was more-likely-than-not that the fair value of the reporting unit exceeded its carrying value and, therefore, a two-step impairment test was not necessary. The qualitative assessment compares current performance, expectations and other indicators against what was expected as part of the most recent Step 1 valuation. Consequently, the key estimates and assumptions related to the most recent Step 1 valuation pertaining to this reporting unit had not changed since our previous annual report.

For our 2018 annual test, we performed a quantitative assessment on our SureHarvest reporting unit. SureHarvest, which includes Sow Organic and JVF Consulting, is the sole operating segment within the Software Sales and Related Consulting segment. We estimated the SureHarvest reporting unit’s fair value using a 14-year projection of discounted cash flows which incorporates planned growth rates, market-based discount rates and estimates of residual value. Additionally, we used a market-based, weighted-average cost of capital of 23.1% to discount the projected cash flows of those operations. Estimating the fair value of an individual reporting unit requires us to make assumptions and estimates regarding our future plans, industry and economic conditions and our actual results and conditions may differ over time. If the carrying value of a reporting unit’s net assets exceeds its fair value, the second step is applied to measure the difference between the carrying value and implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, the goodwill is considered impaired and reduced to its implied fair value. In connection with our testing, we noted the SureHarvest reporting unit was more sensitive to near-term changes in discounted cash flow assumptions. As of December 31, 2018, the fair value exceeded the carrying value of net assets by approximately 16.6%. While the reporting unit passed the first step of the impairment test, if operating income or another valuation assumption were to deteriorate significantly in the future, it could adversely affect the estimated fair value. If we are unsuccessful in our plans to increase the profitability of the SureHarvest reporting unit, the estimated fair value could decline and lead to a potential goodwill impairment in the future.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

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

Our analysis of the materiality of the adjustment was performed by reviewing quantitative and qualitative factors. We determined, based on this analysis, that the adjustment was not material to the current period and any prior periods.

Note 8 – Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities as of December 31st:

	December 31,	December 31,
	2018	2017
Income and sales taxes payable	$19,978	$255,099
Payroll related accruals	147,798	148,408
Professional fees and other expenses	251,843	80,326
Deferred rent expense	—	71,296
	$419,619	$555,129

Note 9 – Notes Payable and Capital Lease Obligations

Equipment Note

	December 31,	December 31,
	2018	2017
Vehicle note	$42,393	$51,898
Less current portion of notes payable and other long-term debt	(10,173)	(9,446)
Notes payable and other long-term debt	$32,220	$42,452

In September 2017, we entered into a note payable of $54,165 for the purchase of a vehicle. Interest and principal payments are due in equal monthly installments of $1,087 over five years beginning October 2017. This note bears an interest rate of 7.44% per annum and is fully secured by the vehicle.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Unison Revolving Line of Credit

The Company has a revolving line of credit (“LOC”) agreement which matures on April 12, 2020. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due upon maturity. As of December 31, 2018 and 2017, the effective interest rate was 7.0% and 5.5%, respectively. The LOC is collateralized by all the business assets of ICS. As of December 31, 2018 and 2017, there were no amounts outstanding under this LOC.

Capital Lease

The Company has capital leases for certain of its office equipment. Approximately $60,300 in asset cost and $17,000 in accumulated amortization is included in property and equipment. Imputed interest ranges of 1.8% to 3.3% have been used in determining the minimum lease payments.

Future minimum lease payments for capital leases are as follows:

Years Ending December 31st,	Amount
2019	$12,330
2020	12,330
2021	10,389
2022	7,664
2023	3,729
Thereafter	—
Future minimum lease payments	46,442
Less amount representing interest	(2,386)
Present value of net minimum lease payments	44,056
Less current portion	(11,309)
Capital lease obligations	$32,747

Note 10 – Income Taxes

The provision for income taxes consists of the following:

	December 31,
	2018	2017
Current income tax expense:
Federal	$334,526	$310,395
State	70,783	84,891
Total current income tax expense	405,309	395,286
Deferred income tax expense (benefit):
Federal	(82,241)	(113,424)
State	(14,060)	(15,637)
Total deferred income tax expense (benefit)	(96,301)	(129,061)

Total income tax expense	$309,008	$266,225

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

The reconciliation of income taxes calculated at the statutory rates to our effective tax rate is as follows:

	December 31,
	2018	2017
Expected tax expense	$196,428	$32,357
State tax provision, net	41,227	2,855
Permanent differences	6,765	10,984
Minority interest	30,924	115,947
Change in tax rate	—	40,177
Other, net	33,664	63,905

Total income tax expense	$309,008	$266,225

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows:

	December 31,
	2018	2017
Deferred tax assets (liabilities):
Accruals, stock-based compensation and other	$162,430	$212,354
Property and equipment	(67,676)	(33,384)
Intangibles assets	81,169	(99,348)
Net deferred tax assets (liabilities)	175,923	79,622

Note 11 – Stock Buyback Plan

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market at the quoted market price on the date of repurchase. Activity under the Stock Buyback Plan by year is as follows:

	Number of Shares	Cost of Shares	Average Cost per Share
Balance, January 1, 2017	242,935	$524,892	$2.16
Shares purchased during 2017	76,854	199,638	2.60
Balance, December 31, 2017	319,789	724,530	2.27
Shares purchased during 2018	185,070	384,531	2.08
Balance, December 31, 2018	504,859	$1,109,061	$2.20

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

Note 12 – Stock-Based Compensation

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

The amount of stock-based compensation expense is as follows:

	Year ended December 31,
	2018	2017
Stock options	$94,751	$58,814
Restricted stock awards	66,377	110,319
Total	$161,128	$169,133

As of December 31, 2018, the estimated unrecognized compensation cost from unvested awards which will be recognized ratably over the remaining vesting phase is as follows:

Years ended December 31st:	Unvested stock options	Unvested restricted stock awards	Total unrecognized compensation expense
2019	$159,950	$15,674	$175,624
2020	110,072	4,251	114,323
2022	66,770	706	67,476
	$336,792	$20,631	$357,423

The Company estimated the fair value of stock options using the Black-Scholes-Merton option-pricing model with the following assumptions:

	2018	2017
Number of options awarded to purchase common shares	183,750	None
Risk-free interest rate	2.6 - 3.0%	N/A
Expected volatility	115.9% - 154.3%	N/A
Assumed dividend yield	N/A	N/A
Expected life of options from the date of grant	9.8 years	N/A

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Our 2006 Plan provided for the issuance of a maximum of 3,000,000 shares of our common stock. The 2006 Plan terminated in September 2016. As of December 31, 2018, the 2006 Plan had 194,251 awards outstanding.

Our 2016 Plan was ratified by our shareholders in May 2016 and provides for the issuance of a maximum of 5,000,000 shares of our common stock, of which 4,711,318 shares were still available for issuance as of December 31, 2018.

Stock Option Activity

The Company generally grants stock options to directors, eligible employees and officers as a part of its equity incentive plan. Restrictions and vesting periods for the stock option grants are set forth in the award agreements. A stock option grant represents an option to purchase a defined number of shares of the Company’s common stock to be released from restrictions upon completion of the vesting period. The awards typically vest in equal increments over one to three years. Stock option activity during 2018 and 2017 is summarized as follows:

				Weighted avg.
		Weighted avg.	Weighted avg.	remaining
	Number of	exercise price	grant date fair value	contractual life	Aggregate
	awards	per share	per share	(in years)	intrinsic value
Outstanding, January 1, 2017	273,586	$1.22	$1.22	7.05	$217,892
Granted	—	—	—	—
Exercised	(7,001)	$1.17	$1.24	5.51
Expired/Forfeited	—	$—	$—	—
Outstanding, December 31, 2017	266,585	$1.23	$1.22	6.06	$462,508
Granted	183,750	$1.91	$1.85	9.68
Exercised	—	$—	$—	—
Expired/Forfeited	(15,884)	$1.85	$1.83	7.86
Outstanding, December 31, 2018	434,451	$1.49	$1.47	6.91	$230,039
Exercisable, December 31, 2018	227,377	$1.11	$1.11	4.61	$199,866
Unvested, December 31, 2018	207,074	$1.91	$1.85	9.44	$30,172

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of our common stock on December 31, 2018 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2018.

During the year ended December 31, 2018, a total of 15,884 options were forfeited, 8,318 of which were unvested. The options were forfeited upon the employees’ termination from the Company. During the year ended December 31, 2017, no stock-based awards were forfeited.

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

The following table summarizes activity for restricted stock awards for the fiscal years presented:

		Weighted avg.
	Number of	grant date
	options	fair value
Non-vested restricted shares, January 1, 2017	136,000	$2.44
Granted	—	$—
Vested	(18,250)	$2.09
Forfeited	(18,750)	$2.18
Non-vested restricted shares, December 31, 2017	99,000	$2.56
Granted	5,000	$2.55
Vested	(74,000)	$2.63
Forfeited	—	$—
Non-vested restricted shares, December 31, 2018	30,000	$2.38

Note 13 – Basic and Diluted Net Income per Share

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

The following is a reconciliation of the share data used in the basic and diluted income per share computations:

	Year ended December 31,
	2018	2017
Basic:
Weighted average shares outstanding	24,825,933	24,673,912

Diluted:
Weighted average shares outstanding	24,825,933	24,673,912
Weighted average effects of dilutive securities	163,524	168,334
Total	24,989,457	24,842,246

Antidilutive securities:	270,700	94,000

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

The effect of the inclusion of the antidilutive shares would have resulted in an increase in earnings per share. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Note 14 – Related Party Transactions

In 2018 and 2017, we recorded total net revenue of approximately $7,900 and $7,900, respectively, from related parties. The related parties consisted of a business owned by the father of Leann Saunders, our President, and businesses owned by members of our Board of Directors.

The Company leases its corporate headquarters from a company in which our CEO and President have a 24.3% jointly-held ownership interest (Note 15). Under the related party arrangement, approximately $490,600 and $271,700 in rent expense for our corporate headquarters was included under selling, general and administrative expenses in the consolidated statements of income for the years ended December 31, 2018 and 2017, respectively.

Note 15 – Commitments and Contingencies

Operating Leases, Deferred Rent & Lease Incentive Obligation

The Company relocated its headquarters within Castle Rock, Colorado, during the third quarter 2016 and entered into a new lease agreement for approximately 8,000 square feet of office space. This space is being leased from The Move, LLC in which our CEO and President, each a related party to the Company, have a 24.3% jointly-held ownership interest. The lease agreement has an initial term of five years plus two renewal periods, which the Company is more likely than not to renew. In August 2017, the Company amended its lease agreement with The Move, LLC to provide for an additional 7,700 square feet of office space commencing on December 1, 2017. Total rental payments beginning December 1, 2017 increased from $18,000 to approximately $35,100 per month. The rental payments include common area charges and are subject to annual increases over the term of the lease. The Company recognizes rent expense on a straight-line basis over the non-cancelable lease term and option renewal periods.

Prior to 2018, the Company recorded leasehold improvements of approximately $425,000, which included approximately $163,000 in lease incentives. During the year ended December 31, 2018, the Company has recorded an additional $370,500 in leasehold improvements in connection with the August 2017 amended lease agreement, which included approximately $230,200 in lease incentives to build out the new additional square footage. Leasehold improvements are included in property and equipment on the consolidated balance sheets. Lease incentives have been included in other long-term liabilities and will reduce rent expense on a straight-line basis over 15 years. Lease incentives are excluded from minimum lease payments in the schedule below.

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

In connection with our acquisition of SureHarvest, we added two locations in California: Soquel and Modesto. Our office space in Soquel expired on November 30, 2018 and was extended until February 28, 2019. It requires rental payments of approximately $2,700 per month. In addition to primary rent, this lease requires additional payments for operating costs and other common area maintenance costs. The monthly rental payments for our leased space in Modesto was approximately $600 and the lease agreement was month-to-month. We ceased using the Modesto location in July 2018.

In connection with our acquisition of JVF, we added one additional location in Pleasanton, California. The lease expired November 30, 2018. Rental payments were approximately $2,200 per month. In addition to primary rent, this lease required additional payments for operating costs and other common area maintenance costs.

In December 2018, we entered into a new lease agreement and relocated our offices in Soquel, Modesto and Pleasanton, California to San Ramon, California. The lease is for a period of sixty-six months and expires on May 1, 2024. Rental payments are approximately $5,900 per month, which includes common area charges, and are subject to annual increases over the term of the lease.

Rent expense for the years ended December 31, 2018 and 2017 was approximately $548,300 and $371,800, respectively. Future minimum lease payments are as follows:

Years ended December 31st:	Total
2019	$420,370
2020	421,590
2021	432,079
2022	447,264
2023	460,682
Thereafter	3,327,705
Total lease commitments	$5,509,690

Legal Proceedings

From time to time, we may become involved in various legal actions, administrative proceedings and claims in the ordinary course of business. We generally record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable.

Employee Benefit Plan

The Company has established a 401(k) plan for the benefit of our employees. The plan covers substantially all of our employees who have attained age 21. We may make a discretionary matching contribution in an amount that is determined by our Board of Directors. If a matching contribution is made, the amount cannot exceed the elective deferral contributions. For the years ended December 31, 2018 and 2017, we made aggregate matching contributions of approximately $174,700 and $164,100, respectively.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Contingently Redeemable Non-Controlling Interest

On December 28, 2016, we entered into an Asset Purchase Agreement (the “SureHarvest Purchase Agreement”), by and among the Company, SureHarvest Services LLC (the “Buyer” or “SureHarvest”); and SureHarvest, Inc., a California corporation (the “Seller”). We purchased the business assets of the Seller for total consideration of approximately $2.66 million, comprised of approximately $1,122,000 in cash and 850,852 shares of common stock of WFCF valued at approximately $1,534,900. Additionally, we issued the Seller a 40% membership interest in SureHarvest, with the Company holding a 60% interest.

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

The table below reflects the activity of the contingently redeemable non-controlling interest:

Balance, January 1, 2017	$1,888,135
Net loss attributable to non-controlling interest in SureHarvest for the year to date period ended December 31, 2017	(313,370)
Balance, December 31, 2017	$1,574,765
Net loss attributable to non-controlling interest in SureHarvest for the year to date period ended December 31, 2018	(125,758)
Balance, December 31, 2018	$1,449,007

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 16 – Supplemental Cash Flow Information

	Year ended December 31,
	2018	2017
Cash paid during the year:
Interest expense	$4,837	$1,591
Income taxes	$759,300	$195,606

Non-cash investing and financing activities:
Common stock issued in connection with acquisition of Sow Organic	$433,131	$—
Common stock issued in connection with investment in Progressive Beef	$91,115	$—
Common stock issued in connection with acquisition of JVF Consulting	$315,291	$—
Equipment acquired under a capital lease	$19,809	$18,033
Lease incentive obligation	$230,220	$—
Common stock issued in connection with acquisition of A Bee Organic	$—	$98,221
Common stock issued for acquisition-related consulting fees	$—	$25,000
Vehicle acquired under note payable	$—	$54,165

Note 17 – Segments

With each acquisition, we assess the need to disclose discrete information related to our operating segments. Because of the similarities of certain of our acquisitions that provide certification and verification services, we aggregate operations into one verification and certification reportable segment. The operating segments included in the aggregated verification and certification segment include IMI Global, ICS, and Validus. The factors considered in determining this aggregated reporting segment include the economic similarity of the businesses, the nature of services provided, production processes, types of customers and distribution methods.

The Company also determined that it has a software sales and related consulting reportable segment. SureHarvest, which includes Sow Organic and JVF Consulting, is the sole operating segment. This segment includes software license, maintenance, support and software-related consulting service revenues.

The Company’s chief operating decision maker (the Company’s CEO) allocates resources and assesses the performance of its operating segments. Segment management makes decisions, measures performance, and manages the business utilizing internal reporting operating segment information. Performance of operating segments are based on net sales, gross profit, selling, general and administrative expenses and most importantly, operating income.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

The Company eliminates intercompany transfers between segments for management reporting purposes. The following table shows information for reportable operating segments and provides a reconciliation to consolidated totals:

	Year ended December 31, 2018				Year ended December 31, 2017
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Other	Consolidated Totals
Assets:
Intangible and other assets, net	$1,464,435	$2,387,686	$—	$3,852,121	$1,690,872	$2,257,658	$—	$3,948,530
Goodwill	1,133,122	2,010,612	—	3,143,734	1,279,762	1,372,488	—	2,652,250
Total assets	9,178,009	5,285,929	—	14,463,938	8,986,554	4,354,741	—	13,341,295

Revenues:
Verification and certification service revenue	$13,743,311	$—	$—	$13,743,311	$12,335,195	$—	$—	$12,335,195
Product sales	2,266,771	—	—	2,266,771	1,709,397	—	—	1,709,397
Software license, maintenance and support services revenue	—	993,161	—	993,161	—	769,574	—	769,574
Software-related consulting service revenue	—	800,316	—	800,316	—	634,326	—	634,326
Total revenues	$16,010,082	$1,793,477	$—	$17,803,559	$14,044,592	$1,403,900	$—	$15,448,492
Costs of revenues:
Costs of verification and certification services	7,564,946	—	—	7,564,946	6,808,547	—	—	6,808,547
Costs of products	1,438,648	—	—	1,438,648	1,047,747	—	—	1,047,747
Costs of software license, maintenance and support services	—	644,746	—	644,746	—	500,426	—	500,426
Costs of software-related consulting services	—	411,468	—	411,468	—	271,012	—	271,012
Total costs of revenues	9,003,594	1,056,214	—	10,059,808	7,856,294	771,438	—	8,627,732
Gross profit	7,006,488	737,263	—	7,743,751	6,188,298	632,462	—	6,820,760
Depreciation & amortization	320,094	622,324	—	942,418	288,045	566,135	—	854,180
Other operating expenses	5,245,707	681,073	—	5,926,780	5,036,017	848,381	—	5,884,398
Segment operating income (loss)	$1,440,687	$(566,134)	$—	$874,553	$864,236	$(782,054)	$—	$82,182
Other items to reconcile segment operating income (loss) to net income attributable to WFCF:
Other expense (income)	—	—	(109,433)	(109,433)	—	—	(12,987)	(12,987)
Income tax expense	—	—	309,008	309,008	—	—	266,225	266,225
Net loss attributable to non-controlling interest	—	125,758	—	125,758	—	313,370	—	313,370
Net income attributable to WFCF	$1,440,687	$(440,376)	$(199,575)	$800,736	$864,236	$(468,684)	$(253,238)	$142,314

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive and financial officers, have conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and financial officers concluded, as a result of the material weaknesses in internal control over financial reporting discussed below, that our disclosure controls and procedures were not effective as of the end of the period covered by this report. However, we believe that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Material Weaknesses in Internal Control over Financial Reporting and Remediation Plan

In connection with the audit of our consolidated financial statements for the year ended December 31, 2018, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

●	In July 2018, management concluded that a material weakness existed with respect to management placing undue reliance on their third-party specialist’s valuation of restricted stock issued in connection with our business acquisitions. This impacts equity and the calculation of goodwill. Since such time, management has implemented the following measure to remediate the material weakness related to the process of valuation in connection with our business acquisitions. Management implemented a review process that is performed in collaboration with outside legal counsel and third-party valuation specialists, where valuations of our business acquisitions are considered and analyzed to determine if discounts on the issuance of restricted stock has been appropriately considered. The valuations are further reviewed and approved by management to ensure the underlying information used by the valuation specialist is complete and accurate and that the valuation is consistent with generally accepted accounting principles. Based on our assessment, we consider that the material weakness related to the process of valuation of restricted stock issued in connection with our business acquisitions has been fully remediated as of December 31, 2018 as the remedial measures have operated effectively for a sufficient period of time for management to conclude, through testing, that the applicable controls have operated effectively for a sufficient period of time.

●	As a smaller reporting company, we have limited accounting and financial reporting personnel and other resources with which to address our internal controls over financial reporting. Due to limited accounting personnel, we did not apply the appropriate level of review, oversight and segregation of duties to the accounting and financial reporting function. This resulted in the identification of a material weakness in our internal control over financial reporting. We are in the process of hiring additional accounting personnel. Additionally, we are in the process of implementing more robust review, supervision and monitoring of the financial reporting process also intended to remediate the identified material weakness.

●	The Company lacked effective procedures for ensuring review and approval related to journal entries. Due to the related risks associated with financial reporting, this deficiency has been deemed an individual material weakness.

●	We also identified a material weakness related to general information technology controls in the areas of user access to systems that support the Company’s financial reporting processes. We did not implement a procedure or control to periodically review the access granted in order to ensure that users of our information systems had the appropriate access relative to the user’s job responsibilities. We did not restrict and maintain network access accounts to only employees in the information technology department and had no compensating controls. With the acquisition of JVF Consulting in August 2018, we added 3 additional information technology professionals with knowledge of security, networking and infrastructure.

The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company expects that the remediation of these material weaknesses will be completed prior to the end of fiscal year 2019.

In light of these material weaknesses, in preparing our financial statements for the year ended December 31, 2018, we performed additional analyses and procedures to ensure that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. There have been no material misstatements identified in the financial statements as a result of these deficiencies.

Management believes that the foregoing efforts will effectively remediate the material weaknesses. As we continue to evaluate and work to improve our internal control over financial reporting, management may determine to take additional measures to address the material weaknesses or to modify the remediation plans described above.

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and can only provide reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are described above under the heading “Material Weakness in Internal Control over Financial Reporting and Remediation Plan.”

Except as described above, there have not been any other changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to directors required by Item 10 will be included in our definitive proxy statement with respect to our 2019 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed within 120 days after the close of the 2018 fiscal year, and is hereby incorporated by reference.

Information relating to compliance with Section 16(a) of the Exchange Act required by Item 10 will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2018 fiscal year, and is hereby incorporated by reference.

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

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2018 fiscal year, and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2018 fiscal year, and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2018 fiscal year, and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2018 fiscal year, and is hereby incorporated by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Document Name
2.1	Asset Purchase and Contribution Agreement, dated as of September 16, 2013, by and among Praedium Ventures, LLC; the Members of Praedium Ventures, LLC; Where Food Comes From, Inc. and Validus Verification Services LLC	Incorporated by reference from Registrant’s Current Report on Form 8-K filed September 19, 2013
2.2	Asset Purchase Agreement, dated as of December 28, 2016, by and among Where Food Comes From, Inc., SureHarvest Services, LLC, SureHarvest, Inc. and Jeff Dlott	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 30, 2016
2.3	Asset Purchase Agreement, dated as of May 16, 2018, between Where Food Comes From, Inc. and Sow Organic, LLC	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed August 14, 2018
2.4	Purchase Agreement, dated as of August 9, 2018, between Where Food Comes From, Inc. and Prgressive Beef, LLC	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed November 13, 2018
3.1	Articles of Incorporation	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006
3.2	Articles of Amendment	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 5, 2012
3.3	By-laws of the Registrant	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006
4.1	Form of the Registrant’s Common Stock Certificate	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed June 22, 2006
10.1	2006 Equity Incentive Plan*	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006
10.2	2016 Equity Incentive Plan*	Incorporated by reference from Registrant’s Current Report on Form 8-K filed May 10, 2016
10.3	Employment Agreement dated January 1, 2006 between the Registrant and John K. Saunders *	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006
10.4	Employment Agreement dated January 1, 2006 between the Registrant and Leann Saunders *	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006
10.5	Purchase and Exchange Agreement, dated as of February 29, 2012, by and among Integrated Management Information, Inc. and International Certification Services, Inc.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 2, 2012
10.6	Shareholders’ Agreement, dated as of February 29, 2012, by and among Integrated Management Information, Inc. and International Certification Services, Inc. and the selling shareholders.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 2, 2012
10.7	Amended and Restated Operating Agreement of Validus Verification Services LLC, dated as of September 16, 2013	Incorporated by reference from Registrant’s Current Report on Form 8-K filed September 19, 2013
10.8	Lease Agreement between Move LLC and Where Food Comes From, Inc.	Incorporated by reference from Registrant’s Annual Report on Form 10-K filed February 28, 2017
10.9	First Amendment to Lease Agreement between Move LLC and Where Food Comes From, Inc.	Incorporated by reference from Registrant’s Annual Report on Form 10-K filed April 2, 2018
10.10	Employment Agreement, effective December 28, 2016, by and between SureHarvest Services, LLC and Jeff Dlott *	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 30, 2016

16.1	Letter of GHP Horwath, P.C. dated December 22, 2016	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 22, 2016
16.2	Letter of EKS&H, LLLP dated May 24, 2018	Incorporated by reference from Registrant’s Current Report on Form 8-K filed May 25, 2018
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Crowe LLP	Filed herewith
23.2	Consent of EKS&H LLLP	Filed herewith
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

* Indicates a management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2019	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Name: John K. Saunders
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John K. Saunders	Chairman and CEO	March 29, 2019
John K. Saunders	(Principal Executive Officer)

/s/ Leann Saunders	President and Director	March 29, 2019
Leann Saunders

/s/ Dannette Henning	Chief Financial Officer	March 29, 2019
Dannette Henning	(Principal Financial Officer)

/s/ Tom Heinen	Director	March 29, 2019
Tom Heinen

/s/ Pete Lapaseotes	Director	March 29, 2019
Pete Lapaseotes

/s/ Adam Larson	Director	March 29, 2019
Adam Larson

/s/ Graeme P. Rein	Director	March 29, 2019
Graeme P. Rein

/s/ Michael D. Smith	Director	March 29, 2019
Michael D. Smith

/s/ Dr. Gary Smith	Director	March 29, 2019
Dr. Gary Smith

/s/ Robert VanSchoick	Director	March 29, 2019
Robert VanSchoick