Form 10-Q
period 2019-03-31
Where Food Comes From, Inc.
filed 2019-05-14
CIK 1360565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly period ended March 31, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________

Commission File No. 333-133624

WHERE FOOD COMES FROM, INC.

(exact name of registrant as specified in its charter)

Colorado	43-1802805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer:	☐	Accelerated filer:	☐
Non-accelerated filer:	☐	Smaller reporting company:	☒
Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	WFCF	OTC Markets Group

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 10, 2019, was 24,921,498.

Where Food Comes From, Inc.

Table of Contents

March 31, 2019

Where Food Comes From, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
	2019	2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,452,477	$1,482,391
Accounts receivable, net of allowance	2,005,766	2,205,162
Short-term investments in certificates of deposit	246,506	245,597
Prepaid expenses and other current assets	428,619	439,424
Total current assets	5,133,368	4,372,574
Property and equipment, net	1,765,595	1,675,472
Operating lease right-of-use assets	3,359,810	—
Long-term investments in certificates of deposit	254,246	252,999
Investment in Progressive Beef	991,115	991,115
Intangible and other assets, net	3,698,000	3,852,121
Goodwill	3,143,734	3,143,734
Deferred tax assets, net	203,923	175,923
Total assets	$18,549,791	$14,463,938

Liabilities and Equity
Current liabilities:
Accounts payable	$691,562	$533,925
Accrued expenses and other current liabilities	567,935	419,619
Customer deposits and deferred revenue	1,362,882	727,854
Current portion of notes payable	10,299	10,173
Current portion of finance lease obligations	7,303	11,309
Current portion of operating lease obligations	210,847	—
Total current liabilities	2,850,828	1,702,880
Notes payable, net of current portion	30,440	32,220
Finance lease obligations, net of current portion	31,968	32,747
Operating lease obligation, net of current portion	3,647,424	—
Deferred rent liability	—	119,187
Lease incentive obligation	—	362,088
Total liabilities	6,560,660	2,249,122

Commitments and contingencies

Contingently redeemable non-controlling interest	1,405,172	1,449,007

Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized;
none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized;
25,473,115 (2019) and 25,473,115 (2018) shares issued, and
24,921,498 (2019) and 24,968,256 (2018) shares outstanding	25,473	25,473
Additional paid-in-capital	11,075,966	11,031,264
Treasury stock of 551,617 (2019) and 504,859 (2018) shares	(1,192,484)	(1,109,061)
Retained earnings	675,004	818,133
Total equity	10,583,959	10,765,809
Total liabilities and stockholders' equity	$18,549,791	$14,463,938

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
	2019		2018
Revenues:
Verification and certification service revenue		$2,811,694		$2,796,194
Product sales		641,058		353,894
Software license, maintenance and support services revenue		295,029		287,444
Software-related consulting service revenue		206,759		183,270
Total revenues		3,954,540		3,620,802
Costs of revenues:
Costs of verification and certification services		1,562,090		1,450,609
Costs of products		443,185		225,975
Costs of software license, maintenance and support services		154,003		137,434
Costs of software-related consulting services		129,536		75,461
Total costs of revenues		2,288,814		1,889,479
Gross profit		1,665,726		1,731,323
Selling, general and administrative expenses		1,966,339		1,704,474
(Loss)/income from operations		(300,613)		26,849
Other expense (income):
Dividend income from Progressive Beef		(30,000)		—
Other income, net		(2,696)		(2,918)
Gain on sale of assets		(1,000)		—
Interest expense		3,047		1,079
(Loss)/income before income taxes		(269,964)		28,688
Income tax (benefit)/expense		(83,000)		8,000
Net (loss)/income		(186,964)		20,688
Net loss attributable to non-controlling interest		43,835		14,796
Net (loss)/income attributable to Where Food Comes From, Inc.		$(143,129)		$35,484

Per share - net (loss)/income attributable to Where Food Comes From, Inc.:
Basic	$	*	$	*
Diluted	$	*	$	*

Weighted average number of common shares outstanding:
Basic		24,957,082		24,648,610
Diluted		24,957,082		24,845,002
* less than $0.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
	2019	2018
Operating activities:
Net (loss)/income	$(186,964)	$20,688
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	260,121	272,500
Lease incentive obligation	—	(2,709)
Gain on sale of assets	(1,000)	—
Stock-based compensation expense	44,702	37,902
Deferred tax benefit	(28,000)	(46,000)
Bad debt expense	—	8,900
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable	199,396	366,515
Short-term investments	(2,156)	(1,916)
Prepaid expenses and other assets	10,805	(71,951)
Accounts payable	157,637	1,713
Accrued expenses and other current liabilities	148,316	111,671
Customer deposits and deferred revenue	635,028	617,352
Right of use assets and liabilities, net	14,062	—
Net cash provided by operating activities	1,251,947	1,314,665

Investing activities:
Proceeds from sale of assets	1,000	—
Purchases of property, equipment and software development costs	(196,373)	(152,949)
Purchases of other long-term assets	—	(1,350)
Net cash used in investing activities	(195,373)	(154,299)

Financing activities:
Repayments of notes payable	(1,654)	(2,312)
Repayments of finance lease obligations	(1,411)	(1,862)
Stock repurchase under Stock Buyback Plan	(83,423)	(39,648)
Net cash used in financing activities	(86,488)	(43,822)
Net change in cash	970,086	1,116,544
Cash at beginning of period	1,482,391	2,705,778
Cash at end of period	$2,452,477	$3,822,322

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statement of Equity

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total
Balance at December 31, 2017	24,652,895	24,972	10,353,037	(724,530)	17,397	$9,670,876
Stock-based compensation expense	—	—	37,902	—	—	37,902
Repurchase of common shares under Stock Buyback Plan	(15,680)	—	—	(39,648)	—	(39,648)
Net income attributable to Where Food Comes From, Inc.	—	—	—	—	35,484	35,484
Balance at March 31, 2018	24,637,215	$24,972	$10,390,939	$(764,178)	$52,881	$9,704,614

Balance at December 31, 2018	24,968,256	$25,473	$11,031,264	$(1,109,061)	$818,133	$10,765,809

Stock-based compensation expense	—	—	44,702	—	—	44,702
Repurchase of common shares under Stock Buyback Plan	(46,758)	—	—	(83,423)	—	(83,423)
Net loss attributable to Where Food Comes From, Inc.	—	—	—	—	(143,129)	(143,129)
Balance at March 31, 2019	24,921,498	$25,473	$11,075,966	$(1,192,484)	$675,004	$10,583,959

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

Basis of Presentation

Our unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the results of operations, financial position and cash flows of Where Food Comes From, Inc. and its subsidiaries, International Certification Services, Inc. (“ICS”), Validus Verifications Services, LLC (“Validus”), Sterling Solutions (“Sterling”), SureHarvest Services, Inc. (“SureHarvest”), A Bee Organic, Sow Organic and JVF Consulting (collectively referred to as “we,” “us,” and “our” throughout this Form 10-Q). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues, costs and expenses during the reporting period. All significant intercompany transactions and amounts have been eliminated. The results of businesses acquired are included in the consolidated financial statements from the date of the acquisition. Actual results could differ from the estimates.

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2018, included in our Form 10-K filed on March 29, 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the quarter ended March 31, 2019 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and a lease liability for all leases that are not short-term in nature. Accounting for finance leases is substantially unchanged. Topic 842 is effective for fiscal years beginning after December 15, 2018. We adopted the new lease standard as of January 1, 2019 using a modified retrospective transition. Under the effective date method, financial results reported in periods prior to 2019 are unchanged. We also elected the package of practical expedients, which among other things, does not require reassessment of lease classification.

To assist in quantifying the impact on our consolidated financial statements and supplementing our existing disclosures, we designed internal controls over the adoption and implemented a software solution to manage and account for our leases. The adoption had a significant impact on our consolidated balance sheet due to the recognition of approximately $3.9 million of operating lease liabilities with corresponding right-of-use (“ROU”) assets for operating leases of $3.44 million as of January 1, 2019. The difference between the lease liability and the ROU asset primarily represents the existing deferred rent liabilities balances before adoption, resulting from historical straight-lining of operating leases. Balances for deferred rent and lease incentive obligation, which were historically presented separately, were cleared to zero and reclassed to our operating ROU assets.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. Under this ASU, share based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to Accounting Standards Codification (“ASC”) 718 upon vesting which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. This ASU is effective for fiscal years beginning after December 15, 2018. The Company adopted the new guidance on January 1, 2019 and it did not have any effect on its consolidated financial statements.

Recently Issued Accounting Pronouncements

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

Note 2 – Business Acquisitions

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

Sow Organic, LLC:	May 16, 2018
Software acquired	$156,000
Identifiable intangible assets:	—
Tradenames and trademarks	48,000
Non-compete agreements	84,000
Customer relationships	162,000
Goodwill	433,131
Total consideration	$883,131

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

JVF Consulting, LLC:	August 30, 2018
Software acquired	$207,000
Identifiable intangible assets:
Tradenames and trademarks	87,000
Non-compete agreements	37,000
Customer relationships	104,000
Goodwill	380,290
Total consideration	$815,290

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

The following is a reconciliation of the share data used in the basic and diluted income per share computations:

	Three months ended March 31,
	2019	2018
Basic:
Weighted average shares outstanding	24,957,082	24,648,610

Diluted:
Weighted average shares outstanding	24,957,082	24,648,610
Weighted average effects of dilutive securities	—	196,392
Total	24,957,082	24,845,002

Antidilutive securities:	265,700	124,000

The effect of the inclusion of the antidilutive shares would have resulted in an increase in earnings per share. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Note 4 – Investment in Progressive Beef, LLC

On August 9, 2018, the Company purchased a ten percent membership interest in Progressive Beef, LLC (“Progressive Beef”) for an aggregate purchase price of approximately $991,000. The purchase price was payable in cash of $900,000 and 50,340 shares of common stock of WFCF valued at approximately $91,100 based upon the closing price of our stock on August 9, 2018, of $1.81 per share. Where Food Comes From is the primary certifier for Progressive Beef. For the first quarter ended March 31, 2019, the Company received dividend income from Progressive Beef of $30,000 representing a distribution of their earnings. The income is reflected within the “other (expense) income” section of the Company’s Consolidated Statement of Income for the quarter ended March 31, 2019. The investment is accounted for as a financial instrument under ASC 321 and the Company has elected to apply the practical expedient to value the investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The Company completed a qualitative assessment and determined that there were no impairment indicators as of March 31, 2019.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Note 5 – Intangible and Other Assets

The following table summarizes our intangible and other assets:

	March 31,	December 31,
	2019	2018
Intangible assets subject to amortization:
Tradenames and trademarks	$417,307	$417,307
Accreditations	85,395	85,395
Customer relationships	3,350,551	3,350,551
Patents	970,100	970,100
Non-compete agreements	121,000	121,000
	4,944,353	4,944,353
Less accumulated amortization	1,731,679	1,577,558
	3,212,674	3,366,795
Tradenames/trademarks (not subject to amortization)	465,000	465,000
	3,677,674	3,831,795
Other assets	20,326	20,326
Intangible and other assets:	$3,698,000	$3,852,121

Note 6 – Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities as of:

	March 31,	December 31,
	2019	2018
Income and sales taxes payable	$25,800	$19,978
Payroll related accruals	224,572	147,798
Professional fees and other expenses	317,563	251,843
	$567,935	$419,619

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

Note 7 – Notes Payable

Notes Payable consist of the following:

	March 31,	December 31,
	2019	2018
Vehicle note	$40,739	$42,393
Less current portion of notes payable and other long-term debt	(10,299)	(10,173)
Notes payable and other long-term debt	$30,440	$32,220

In September 2017, we entered into a note payable of $54,165 for the purchase of a vehicle. Interest and principal payments are due in equal monthly installments of $1,087 over five years beginning October 2017. This note bears an interest rate of 7.44% per annum and is fully secured by the vehicle.

Unison Revolving Line of Credit

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2020. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. As of March 31, 2019 and December 31, 2018, the effective interest rate was 7.0%. The LOC is collateralized by all the business assets of ICS. As of March 31, 2019, and December 31, 2018, there were no amounts outstanding under this LOC.

Note 8 – Stock-Based Compensation

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

The amount of stock-based compensation expense is as follows:

	Three months ended March 31,
	2019	2018
Stock options	$38,744	$16,431
Restricted stock awards	5,958	21,471
Total	$44,702	$37,902

During first quarter 2018, the Company awarded stock options to purchase 25,000 shares of the Company’s common stock at an exercise price of $2.55 per share to one of our business consultants. No awards were granted during the first quarter 2019.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

The Company estimated the fair value of stock options using the Black-Scholes-Merton option pricing model with the following assumptions:

	Three months ended March 31,
	2019	2018
Number of options awarded to purchase common shares	None	25,000
Risk-free interest rate	N/A	2.60%
Expected volatility	N/A	154.3%
Assumed dividend yield	N/A	N/A
Expected life of options from the date of grant	N/A	9.8 years

The estimated unrecognized compensation cost from unvested awards which will be recognized ratably over the remaining vesting phase is as follows:

Years ended December 31st:	Unvested stock options	Unvested restricted stock awards	Total unrecognized compensation expense
2019 (remaining nine months)	118,789	9,716	128,505
2020	110,072	4,251	114,323
2021	66,770	706	67,476
	$295,631	$14,673	$310,304

Equity Incentive Plans

Our 2016 Equity Incentive Plan (the “Equity Incentive Plan”) provides for the issuance of stock-based awards to employees, officers, directors and consultants. The Plan permits the granting of stock awards and stock options. The vesting of stock-based awards is generally subject to the passage of time and continued employment through the vesting period.

Stock Option Activity

Stock option activity under our Equity Incentive Plan is summarized as follows:

				Weighted avg.
		Weighted avg.	Weighted avg.	remaining
	Number of	exercise price	grant date fair	contractual life	Aggregate
	awards	per share	value per share	(in years)	intrinsic value
Outstanding, December 31, 2018	434,451	$1.49	$1.47	6.91	$230,039
Granted	—	$—	$—	—
Exercised	—	$—	$—	—
Expired/Forfeited	—	$—	$—	—
Outstanding, March 31, 2019	434,451	$1.49	$1.47	6.67	$226,039
Exercisable, March 31, 2019	235,710	$1.16	$1.16	4.52	$197,593
Unvested, March 31, 2019	198,741	$1.89	$1.83	9.21	$28,447

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on March 31, 2019 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on March 31, 2019.

Restricted Stock Activity

Restricted stock activity under our Equity Incentive Plan is summarized as follows:

Weighted avg.
	Number of	grant date
	options	fair value
Non-vested restricted shares, December 31, 2018	30,000	$2.38
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Non-vested restricted shares, March 31, 2019	30,000	$2.38

Note 9 – Income Taxes

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

The provision or benefit for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three months ended March 31, 2019 we recorded an income tax benefit of $83,000 compared to income tax expense of $8,000 for the 2018 period.

Note 10 – Revenue Recognition

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

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements
(Unaudited)

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

Revenue attributable to each of our identified revenue categories is disaggregated in the table below.

	Three months ended March 31, 2019				Three months ended March 31, 2018
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated
Verification and certification service revenue	$2,811,694	$—	$—	$2,811,694	$2,796,194	$—	$—	$2,796,194
Product sales	641,058	—	—	641,058	353,894	—	—	353,894
Software license, maintenance and support services revenue	—	343,566	(48,537)	295,029	—	287,444	—	287,444
Software-related consulting service revenue	—	221,223	(14,464)	206,759	—	183,270	—	183,270
Total revenues	$3,452,752	$564,789	$(63,001)	$3,954,540	$3,150,088	$470,714	$—	$3,620,802

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

As of March 31, 2019, and December 31, 2018, accounts receivable from contracts with customers, net of allowance for doubtful accounts, were approximately $2,005,800 and $2,205,200, respectively.

As of March 31, 2019, and December 31, 2018, deposits and deferred revenue from contracts with customers were approximately $1,362,900 and $727,900, respectively. The balance of the contract liabilities at March 31, 2019 and December 31, 2018 are expected to be recognized as revenue within one year or less of the invoice date.

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

The ending balance at March 31, 2019 and December 31, 2018 of capitalized assets attributable to the set-up costs incurred to fulfill software subscription and hosting contracts was not material. No set-up costs related to our software subscription and hosting services were incurred for the first quarter ended March 31, 2019 or the year-ended December 31, 2018.

In addition, amortization of capitalized set-up costs for the first quarter ended March 31, 2019 or the year ended December 31, 2018 was not material, and no impairment loss was incurred related to capitalized set-up costs.

Commissions and other costs to obtain a contract are expensed as incurred as our contracts are typically completed in one year or less, and where applicable, we generally would incur these costs whether or not we ultimately obtain the contract.

Note 11 – Leases

We adopted ASU 2016-02: Leases (Topic 842) as of January 1, 2019. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (ROU) assets, current operating lease liabilities and noncurrent operating lease liabilities in our consolidated balance sheet. Finance leases are included in property and equipment, current finance lease obligations and long-term finance lease obligations in our consolidated balance sheet.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

As the discount rates in the Company's lease are not implicit, the Company estimated the incremental borrowing rate based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term.

Our lease term includes options to extend the lease when it is reasonably certain that we will exercise that option. Leases with a term of 12 months or less are not recorded on the balance sheet. Our lease agreements do not contain any residual value guarantees.

We have operating and finance leases for corporate offices, other regional offices, and certain equipment. Our leases have remaining lease terms of 1 year to 15 years, some of which include multiple options to extend the leases for up to 5 years each.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The components of lease expense were as follows:

Three months ended
March 31, 2019
Operating lease cost	$119,697
Finance lease cost
Amortization of ROU assets	$2,267
Interest on finance lease obligations	$2,006
Total net lease cost	$123,970

Included in the table above, is $92,200 of operating lease cost for our corporate headquarters. This space is being leased from The Move, LLC. Our CEO and President, each a related party to WFCF, have a 24.3% jointly-held ownership interest in The Move, LLC.

Rent expense for the quarter ended March 31, 2018 was $126,200.

Supplemental balance sheet information related to leases was as follows:

	March 31, 2019
Operating leases:	Related Party	Other	Total
Operating lease ROU assets	$3,059,939	$299,871	$3,359,810

Current operating lease liabilities	$144,078	$66,769	$210,847
Noncurrent operating lease liabilities	3,379,897	267,527	3,647,424
Total operating lease liabilities	$3,523,975	$334,296	$3,858,271

Finance leases:	March 31, 2019
Property and equipment, at cost	$47,367
Accumulated amortization	(15,794)
Property and equipment, net	$31,573

Current obligations of finance leases	$7,303
Finance leases, net of current obligations	31,968
Total finance lease liabilities	$39,271

Weighted average remaining lease term (in years):
Operating leases	11.7
Finance leases	3.6

Weighted average discount rate:
Operating leases	5.8%
Finance leases	20.9%

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Supplemental cash flow and other information related to leases was as follows:

Three months ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$100,110
Operating cash flows from finance leases	$2,006
Financing cash flows from finance leases	$1,411

Maturities of lease liabilities were as follows:

Years Ending December 31st,	Operating Leases	Finance Leases
2019 (remaining nine months)	$321,306	$10,861
2020	422,164	15,705
2021	434,829	14,143
2022	447,874	10,984
2023	461,310	5,609
Thereafter	3,308,155	—
Total lease payments	5,395,638	57,302
Less amount representing interest	(1,537,637)	(18,031)
Total lease obligations	3,858,271	39,271
Less current portion	(210,847)	(7,303)
Long-term lease obligations	$3,647,424	$31,968

As previously reported in the 2018 Form 10-K under ASC Topic 840, future minimum lease payments under the Company’s operating lease agreements that had initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2018 were as follows:

Years ended December 31st:	Total
2019	$420,370
2020	421,590
2021	432,079
2022	447,264
2023	460,682
Thereafter	3,327,705
Total lease commitments	$5,509,690

Note 12 – Commitments and Contingencies

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

The table below reflects the activity of the contingently redeemable non-controlling interest:

Balance, December 31, 2018	$1,449,007
Net loss attributable to non-controlling interest in SureHarvest for the year to date period ended March 31, 2019	(43,835)
Balance, March 31, 2019	$1,405,172

Note 13 – Segments

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The Company eliminates intercompany transfers between segments for management reporting purposes. The following table shows information for reportable operating segments:

	Three months ended March 31, 2019				Three months ended March 31, 2018
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Intangible and other assets, net	$1,424,275	$2,273,725	$—	$3,698,000	$1,591,786	$2,166,298	$—	$3,758,084
Goodwill	1,133,122	2,010,612	—	3,143,734	1,279,762	1,372,488	—	2,652,250
Total assets	13,031,344	5,518,447	—	18,549,791	9,830,255	4,253,835	—	14,084,090

Revenues:
Verification and certification service revenue	$2,811,694	$—	$—	$2,811,694	$2,796,194	$—	$—	$2,796,194
Product sales	641,058	—	—	641,058	353,894	—	—	353,894
Software license, maintenance and support services revenue	—	343,566	(48,537)	295,029	—	287,444	—	287,444
Software-related consulting service revenue	—	221,223	(14,464)	206,759	—	183,270	—	183,270
Total revenues	$3,452,752	$564,789	$(63,001)	$3,954,540	$3,150,088	$470,714	$—	$3,620,802
Costs of revenues:
Costs of verification and certification services	1,594,763	—	(32,673)	1,562,090	1,450,609	—	—	1,450,609
Costs of products	443,185	—	—	443,185	225,975	—	—	225,975
Costs of software license, maintenance and support services	—	154,003	—	154,003	—	137,434	—	137,434
Costs of software-related consulting services	—	129,536	—	129,536	—	75,461	—	75,461
Total costs of revenues	2,037,948	283,539	(32,673)	2,288,814	1,676,584	212,895	—	1,889,479
Gross profit	1,414,804	281,250	(30,328)	1,665,726	1,473,504	257,819	—	1,731,323
Depreciation & amortization	81,938	178,183	—	260,121	77,997	138,046	—	216,043
Other operating expenses	1,510,592	225,954	(30,328)	1,706,218	1,332,397	156,034	—	1,488,431
Segment operating (loss)/income	$(177,726)	$(122,887)	$—	$(300,613)	$63,110	$(36,261)	$—	$26,849
Other items to reconcile segment operating income (loss) to net income attributable to WFCF:
Other expense (income)	—	—	(30,649)	(30,649)	—	—	(1,839)	(1,839)
Income tax (benefit)/expense	—	—	(83,000)	(83,000)	—	—	8,000	8,000
Net loss attributable to non-controlling interest	—	43,835	—	43,835	—	—	14,796	14,796
Net (loss)/income attributable to WFCF	$(177,726)	$(79,052)	$113,649	$(143,129)	$63,110	$(36,261)	$8,635	$35,484

Note 14 – Supplemental Cash Flow Information

	Three months ended March 31,
	2019	2018
Cash paid during the year:
Interest expense	$3,047	$1,079
Income taxes	$—	$7,283

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Form 10−K for the fiscal year ended December 31, 2018. The following discussion and analysis includes historical and certain forward−looking information that should be read together with the accompanying consolidated financial statements, related footnotes and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward−looking statements.

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

Current Marketplace Opportunities

Because of growing demand for increased transparency into food production practices, we believe there are three main market drivers to promote forward momentum for our business:

Market Driver #1 - Consumer awareness and expectations

●	Per the August 2017 edition of Global Organic Food Market produced by TechSci Research, the global organic food market stood at $110.25 billion in 2016 and is projected to grow at a compounded annual growth rate of 16.15%, in value terms, during 2017 – 2022, to reach $262.85 billion by 2022. Growing awareness regarding health benefits of organic food consumption, rising per capita spending on organic food products and increasing health concerns due to the growing number of chemical poisoning cases are expected to drive global organic food market in the coming years. In addition, continuing product innovations and aggressive marketing strategies adopted by major players and online retailers would positively influence the global organic food market during forecast period.

●	Per the 2018 U.S. Grocery Shopper Trends produced by the Food Marketing Institute, shoppers evaluate a food retailer by how well it supports an overarching goal of eating well. Eating well means meeting one’s needs, pleasures and values through food experiences delivering health, taste or discovery and mindful connections. As consumers navigate a landscape of increasing choice around their sources for food, shopping well has come to mean more than just meeting eating needs within budget. Shopping well affords engagement with food discovery and ethical sourcing, even as it prompts shoppers to evolve their eating well aspirations. Shoppers continue to look “beyond the shelf” in their purchase decisions. Grass-fed beef has seen more engagement since last year’s study, as have local and fair-trade products, amidst an otherwise consistent picture of sustainable and ethical shopper behaviors. Shoppers also report a higher reliance on their food store to ensure food safety, with less reliance on the Food and Drug Administration. Consumers believe it is especially important for retailers to provide detailed information (transparency) about the products they sell.

Market Driver #2 - Global competitiveness among retailers

●	Producers, restaurant chains and retailers with dominant market shares and large buying power, like Dannon, McDonald’s and Wal-Mart, are leading the way in prioritizing sustainable food supply initiatives in response to consumer demands. With information literally at our fingertips, Google searches and smart phone apps are making it easier to expose where sustainable food supply chains are, and where they are not.

●	Producers, packers, distributors and retailers understand that verification, identification and traceability are key competitive differentiators. Oftentimes, it is necessary for export into international markets, including Korea, Russia, China and the European Union.

Market Driver #3 - Government regulation

●	The Animal Disease Traceability Rule promulgated by the USDA primarily covers beef cattle 18 months of age or older. Under the final rule, unless specifically exempted, livestock moved interstate must be officially identified and accompanied by an interstate certificate of veterinary inspection or other documentation, such as owner-shipper statements or brand certificates. Although animal disease traceability does not prevent disease, an efficient and accurate traceability system reduces the number of animals and response time involved in a disease investigation.

●	Cattle export verification (“EV”) requirements to China include source and age verification with the use of a program compliant ear tag. In addition, China bans the use of synthetic growth promotants, including ractopamine. So, although there is not a formal non-hormone component to the EV requirements for the supply chain, due to China’s residue testing, packers seek non-hormone treated cattle and/or verified natural cattle to ensure continued market access. China is the world's second largest buyer of beef.

●	The development of the U.S. Hemp Authority Certified program demonstrates commitment toward high standards and transparency with hemp cultivation. The 2014 Farm Bill allowed farmers to start pilot programs for hemp alongside their agricultural programs. As of 2018, a new bill allows farmers to grow hemp with all the protections traditional farming receives. This Farm Bill allows farmers to legally grow hemp, which means more CBD products on the shelves. Through this bill, hemp will no longer be considered a controlled substance but rather take its place alongside all other types of traditional farming.

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

Liquidity and Capital Resources

At March 31, 2019, we had cash, cash equivalents and certificates of deposits (classified as short-term and long-term investments) of approximately $2,953,200 compared to approximately $1,981,000 at December 31, 2018. Our working capital at March 31, 2019 was approximately $2,282,500 compared to $2,669,700 at December 31, 2018.

Net cash provided by operating activities for the three months ended March 31, 2019 was approximately $1,251,900 compared to net cash provided of $1,314,700 during the same period in 2018. Net cash provided by operating activities is driven by our net income (loss) and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock-based compensation expense, and deferred taxes.

Net cash used in investing activities for the three months ended March 31, 2019, was $195,400 compared to $154,300 used in the 2018 period. Net cash used in the 2019 and 2018 period was primarily attributable to routine purchases of property, equipment and software development costs.

Net cash used in financing activities for the three months ended March 31, 2019, was $86,500 compared to $43,800 used in the 2018 period. Net cash used in both the 2019 and 2018 periods was primarily due to the repurchase of common shares under the Stock Buyback Plan.

The primary driver of our operating cash flow is our third-party verification solutions, specifically the gross margin generated from services provided. Therefore, we focus on the elements of those operations, including revenue growth and long-term projects that ensure a steady stream of operating profits to enable us to meet our cash obligations. On a weekly basis, we review the performance of each of our revenue streams focusing on third-party verification solutions compared with prior periods and our operating plan. We believe that our various sources of capital, including cash flow from operating activities, overall improvement in our annual performance, and our ability to obtain additional financing, are adequate to finance current operations as well as the repayment of current debt obligations. We are not aware of any other event or trend that would negatively affect our liquidity. In the event such a trend develops, we believe that there are sufficient financing avenues available to us and from our internal cash-generating capabilities to adequately manage our ongoing business.

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

Debt Facility

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2020. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due upon maturity. As of March 31, 2019, and December 31, 2018, the effective interest rate was 7.0%. The LOC is collateralized by all the business assets of International Certification Services, Inc. (“ICS”). As of March 31, 2019, and December 31, 2018, there were no amounts outstanding under this LOC.

Off-Balance Sheet Arrangements

As of March 31, 2019, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Three months ended March 31, 2019 compared to the same period in fiscal year 2018

The following table shows information for reportable operating segments:

	Three months ended March 31, 2019				Three months ended March 31, 2018
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Intangible and other assets, net	$1,424,275	$2,273,725	$—	$3,698,000	$1,591,786	$2,166,298	$—	$3,758,084
Goodwill	1,133,122	2,010,612	—	3,143,734	1,279,762	1,372,488	—	2,652,250
Total assets	13,031,344	5,518,447	—	18,549,791	9,830,255	4,253,835	—	14,084,090

Revenues:
Verification and certification service revenue	$2,811,694	$—	$—	$2,811,694	$2,796,194	$—	$—	$2,796,194
Product sales	641,058	—	—	641,058	353,894	—	—	353,894
Software license, maintenance and support services revenue	—	343,566	(48,537)	295,029	—	287,444	—	287,444
Software-related consulting service revenue	—	221,223	(14,464)	206,759	—	183,270	—	183,270
Total revenues	$3,452,752	$564,789	$(63,001)	$3,954,540	$3,150,088	$470,714	$—	$3,620,802
Costs of revenues:
Costs of verification and certification services	1,594,763	—	(32,673)	1,562,090	1,450,609	—	—	1,450,609
Costs of products	443,185	—	—	443,185	225,975	—	—	225,975
Costs of software license, maintenance and support services	—	154,003	—	154,003	—	137,434	—	137,434
Costs of software-related consulting services	—	129,536	—	129,536	—	75,461	—	75,461
Total costs of revenues	2,037,948	283,539	(32,673)	2,288,814	1,676,584	212,895	—	1,889,479
Gross profit	1,414,804	281,250	(30,328)	1,665,726	1,473,504	257,819	—	1,731,323
Depreciation & amortization	81,938	178,183	—	260,121	77,997	138,046	—	216,043
Other operating expenses	1,510,592	225,954	(30,328)	1,706,218	1,332,397	156,034	—	1,488,431
Segment operating (loss)/income	$(177,726)	$(122,887)	$—	$(300,613)	$63,110	$(36,261)	$—	$26,849
Other items to reconcile segment operating income (loss) to net income attributable to WFCF:
Other expense (income)	—	—	(30,649)	(30,649)	—	—	(1,839)	(1,839)
Income tax (benefit)/expense	—	—	(83,000)	(83,000)	—	—	8,000	8,000
Net loss attributable to non-controlling interest	—	43,835	—	43,835	—	—	14,796	14,796
Net (loss)/income attributable to WFCF	$(177,726)	$(79,052)	$113,649	$(143,129)	$63,110	$(36,261)	$8,635	$35,484

Verification and Certification Segment

Verification and certification service revenues consist of fees charged for verification audits and other verification and certification related services that the Company performs for customers. Fees earned from our WFCF labeling program are also included in our verification and certification revenues as it represents a value-added extension of our source verification. Verification and certification service revenue for the three months ended March 31, 2019 increased approximately $15,500, or 0.6% compared to 2018. The increase is due to an increase in new verification customers, as well as an increase in product offerings.

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. Product sales for the three months ended March 31, 2019 increased approximately $287,200, or 81.1% compared to the same period in 2018. Overall, our product sales have increased primarily in response to the growth of the China export market and the requirement for source and age verification using an identification tag at birth for cattle.

Costs of revenues for our verification and certification segment for the three months ended March 31, 2019 were approximately $2.04 million compared to approximately $1.68 million for the same period in 2018. Gross margin for the three months ended March 31, 2019 decreased to 41.0% compared to 46.8% in 2018 primarily due to competitive pricing offered to dairy calf ranches for significantly higher purchase volumes of cattle identification ear tags. Our margins are generally impacted by various costs such as cost of products, salaries and benefits, insurance, and taxes.

Other operating expenses for the three months ended March 31, 2019 increased approximately 13.4% compared to the same period in 2018. Overall, the increase in other operating expenses is due to increased marketing efforts, more specifically, we had a larger presence at the 2019 Annual Cattle Industry Convention and Trade Show hosted by the National Cattlemen’s Beef Association. We also incurred additional expenses due to a company-wide auditor conference we hosted at our corporate headquarters and increasing public company compliance costs.

Software Sales and Related Consulting Segment

Software license, maintenance and support services revenue is a revenue stream specific to our acquisitions of SureHarvest, Sow Organic and JVF Consulting. We employ a SaaS revenue model that bundles annual software licenses with ongoing software enhancements and upgrades and a wide range of professional services that generate incremental revenue specific to the food and agricultural industry. For the three months ended March 31, 2019, software license, maintenance and support services revenue increased approximately 19.5% over 2018 predominately due to a significant increase in the number of billable hours of staff focused on software enhancements and upgrades.

Software-related consulting service revenue primarily represents fees earned from professional appearances, customer education and training related services. Software-related consulting service revenue for the three months ended March 31, 2019 increased approximately 20.7% compared to the same period in 2018. The increase is predominately due to growth in customer education and training services.

Costs of revenues for our software sales and related consulting segment for the three months ended March 31, 2019 were approximately $283,500 compared to approximately $212,900 for the same period in 2018. Gross margin for the three months ended March 31, 2019 decreased to 49.8% compared to 54.8% for the same period in 2018. The decrease was predominately due to additional costs absorbed from the Sow Organic and JVF acquisitions.

Other operating expenses for the three months ended March 31, 2019 increased approximately 44.8% compared to the same period in 2018. The increase is predominately due to additional fixed costs absorbed from the Sow Organic and JVF acquisitions.

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

Dividend Income from Progressive Beef

On August 9, 2018, the Company purchased a ten percent membership interest in Progressive Beef, LLC (“Progressive Beef”) for an aggregate purchase price of approximately $991,000. For the three months ended March 31, 2019, the Company received dividend income of $30,000 from Progressive Beef representing a distribution of their earnings.

Income Tax Expense

The provision or benefit for income taxes is recorded at the end of each interim period based on the Company's best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three months ended March 31, 2019, we recorded income tax benefit of $83,000 compared to income tax expense of $8,000 for the same period in 2018.

Net Income and Per Share Information

As a result of the foregoing, net loss attributable to WFCF shareholders for the three months ended March 31, 2019 was approximately $143,100, or less than a penny per basic and diluted common share, compared to net income of $35,500, or less than a penny per basic and diluted common share for the same period in 2018.

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

●	As a smaller reporting company, we have limited accounting and financial reporting personnel and other resources with which to address our internal controls over financial reporting. Due to limited accounting personnel, we did not apply the appropriate level of review, oversight and segregation of duties to the accounting and financial reporting function. This resulted in the identification of a material weakness in our internal control over financial reporting. As of March 31, 2019, we have hired additional accounting personnel. Additionally, we are in the process of implementing more robust review, supervision and monitoring of the financial reporting process also intended to remediate the identified material weakness.

●	The Company lacked effective procedures for ensuring review and approval related to journal entries. Due to the related risks associated with financial reporting, this deficiency has been deemed an individual material weakness. As of March 31, 2019, we have strengthened controls around the journal entry process, including limiting access and ensuring all journal entries are reviewed and approved by appropriate personnel.

●	We also identified a material weakness related to general information technology controls in the areas of user access to systems that support the Company’s financial reporting processes. We did not implement a procedure or control to periodically review the access granted in order to ensure that users of our information systems had the appropriate access relative to the user’s job responsibilities. We did not restrict and maintain network access accounts to only employees in the information technology department and had no compensating controls. With the acquisition of JVF Consulting in August 2018, we added 3 additional information technology professionals with knowledge of security, networking and infrastructure. These individuals are committed to ensuring user access is documented, properly approved and routinely monitored to determine appropriateness.

The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company expects that the remediation of these material weaknesses will be completed prior to the end of fiscal year 2019.

In light of these material weaknesses, in preparing our financial statements for the quarter ended March 31, 2019, we performed additional analyses and procedures to ensure that our consolidated financial statements included in this Form 10-Q have been prepared in accordance with U.S. GAAP. There have been no material misstatements identified in the financial statements as a result of these deficiencies.

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

The changes in our internal control over financial reporting that occurred prior to and during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are described above under the heading “Material Weakness in Internal Control over Financial Reporting and Remediation Plan.”

With the adoption of ASC Topic 842 as further described in Note 1 and Note 11 to the Consolidated Financial Statements in Part I of this Quarterly Report, we designed internal controls over the adoption and implemented a software solution to manage and account for our leases. This enabled us in quantifying the impact on our consolidated financial statements and supplementing our existing disclosures.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2018 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2019, there have been no material changes to the risks disclosed in our most recent Annual Report on Form 10−K. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Activity for the quarter ended March 31, 2019 is as follows:

	Number of Shares	Cost of Shares	Average Cost per Share
Shares purchased - January 2019	8,401	$16,406	$1.95
Shares purchased - February 2019	1,500	2,750	$1.83
Shares purchased - March 2019	36,857	64,267	$1.74
Total	46,758	83,423	$1.78

ITEM 6. EXHIBITS

(a) Exhibits

Number	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2019	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

By:	/s/ Dannette Henning
Chief Financial Officer

