Form 10-Q
period 2019-06-30
Where Food Comes From, Inc.
filed 2019-08-14
CIK 1360565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2019

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

Registrant’s telephone number, including area code:

(303) 895-3002

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	WFCF	OTC Markets Group

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

Yes ☐     No ☒

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 7, 2019, was 24,789,771.

Where Food Comes From, Inc.

Table of Contents

June 30, 2019

Where Food Comes From, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2019	2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,600,399	$1,482,391
Accounts receivable, net of allowance	2,632,370	2,205,162
Short-term investments in certificates of deposit	255,514	245,597
Prepaid expenses and other current assets	359,869	439,424
Total current assets	5,848,152	4,372,574
Property and equipment, net	1,686,848	1,675,472
Right-of-use assets	3,321,617	—
Long-term investments in certificates of deposit	—	252,999
Investment in Progressive Beef	991,115	991,115
Intangible and other assets, net	3,547,898	3,852,121
Goodwill	3,143,734	3,143,734
Deferred tax assets, net	225,923	175,923
Total assets	$18,765,287	$14,463,938

Liabilities and Equity
Current liabilities:
Accounts payable	$741,701	$533,925
Accrued expenses and other current liabilities	829,700	492,601
Deferred revenue	1,143,158	654,872
Current portion of notes payable	10,492	10,173
Current portion of finance lease obligations	8,044	11,309
Current portion of operating lease obligations	208,312	—
Total current liabilities	2,941,407	1,702,880
Notes payable, net of current portion	27,728	32,220
Finance lease obligations, net of current portion	29,671	32,747
Operating lease obligation, net of current portion	3,594,569	—
Deferred rent liability	—	119,187
Lease incentive obligation	—	362,088
Total liabilities	6,593,375	2,249,122

Commitments and contingencies

Contingently redeemable non-controlling interest	1,348,537	1,449,007

Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 25,473,115 (2019) and 25,473,115 (2018) shares issued, and 24,826,150 (2019) and 24,968,256 (2018) shares outstanding	25,473	25,473
Additional paid-in-capital	11,123,062	11,031,264
Treasury stock of 646,965 (2019) and 504,859 (2018) shares	(1,361,253)	(1,109,061)
Retained earnings	1,036,093	818,133
Total equity	10,823,375	10,765,809
Total liabilities and stockholders’ equity	$18,765,287	$14,463,938

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,
	2019	2018
Revenues:
Verification and certification service revenue	$3,743,241	$3,507,757
Product sales	635,333	496,312
Software license, maintenance and support services revenue	299,934	263,316
Software-related consulting service revenue	209,751	170,923
Total revenues	4,888,259	4,438,308
Costs of revenues:
Costs of verification and certification services	2,097,274	1,850,555
Costs of products	398,073	319,970
Costs of software license, maintenance and support services	161,610	168,511
Costs of software-related consulting services	142,900	87,546
Total costs of revenues	2,799,857	2,426,582
Gross profit	2,088,402	2,011,726
Selling, general and administrative expenses	1,685,188	1,770,468
Income from operations	403,214	241,258
Other expense (income):
Dividend income from Progressive Beef	(30,000)	—
Other income, net	(2,471)	(5,122)
Interest expense	2,142	1,315
Income before income taxes	433,543	245,065
Income tax expense	129,089	80,000
Net income	304,454	165,065
Net loss attributable to non-controlling interest	56,635	11,774
Net income attributable to Where Food Comes From, Inc.	$361,089	$176,839

Per share - net income attributable to Where Food Comes From, Inc.:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Weighted average number of common shares outstanding:
Basic	24,708,923	24,718,430
Diluted	24,908,174	24,896,195

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Operations

(Unaudited)

	Six months ended June 30,
	2019	2018
Revenues:
Verification and certification service revenue	$6,554,935	$6,303,951
Product sales	1,276,391	850,206
Software license, maintenance and support services revenue	594,963	550,760
Software-related consulting service revenue	416,510	354,193
Total revenues	8,842,799	8,059,110
Costs of revenues:
Costs of verification and certification services	3,659,364	3,301,164
Costs of products	841,258	545,945
Costs of software license, maintenance and support services	315,613	305,945
Costs of software-related consulting services	272,436	163,007
Total costs of revenues	5,088,671	4,316,061
Gross profit	3,754,128	3,743,049
Selling, general and administrative expenses	3,651,527	3,474,942
Income from operations	102,601	268,107
Other expense (income):
Dividend income from Progressive Beef	(60,000)	—
Other income, net	(5,167)	(8,040)
Gain on sale of assets	(1,000)	—
Interest expense	5,189	2,394
Income before income taxes	163,579	273,753
Income tax expense	46,089	88,000
Net income	117,490	185,753
Net loss attributable to non-controlling interest	100,470	26,570
Net income attributable to Where Food Comes From, Inc.	$217,960	$212,323

Per share - net income attributable to Where Food Comes From, Inc.:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Weighted average number of common shares outstanding:
Basic	24,833,002	24,683,264
Diluted	25,032,253	24,871,523

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
	2019	2018

Operating activities:
Net income	$117,490	$185,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	545,227	501,603
Lease incentive obligation	—	(5,418)
Gain on sale of assets	(1,000)	—
Stock-based compensation expense	91,798	80,021
Deferred tax benefit	(50,000)	(35,000)
Bad debt expense	15,000	10,097
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable	(442,208)	(90,377)
Short-term investments	(9,917)	(5,904)
Prepaid expenses and other assets	79,555	2,767
Accounts payable	207,776	82,256
Accrued expenses and other current liabilities	337,099	142,139
Deferred revenue	488,286	250,909
Right of use assets and liabilities, net	(10)	—
Net cash provided by operating activities	1,379,096	1,118,846

Investing activities:
Acquisition of Sow Organic	—	(450,000)
Proceeds from sale of assets	1,000	—
Purchases of property, equipment and software development costs	(252,381)	(162,869)
Proceeds from maturity of short-term investments	252,999	—
Redemption (purchases) of other long-term assets	—	(1,350)
Net cash provided by (used in) investing activities	1,618	(614,219)

Financing activities:
Repayments of notes payable	(4,173)	(4,664)
Repayments of finance lease obligations	(6,341)	(3,739)
Stock repurchase under Stock Buyback Plan	(252,192)	(140,850)
Net cash used in financing activities	(262,706)	(149,253)
Net change in cash	1,118,008	355,374
Cash at beginning of period	1,482,391	2,705,778
Cash at end of period	$2,600,399	$3,061,152

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statement of Equity

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total
Balance at January 1, 2018	24,652,895	$24,972	$10,353,037	$(724,530)	$17,397	$9,670,876

Stock-based compensation expense	—	—	37,902	—	—	37,902
Repurchase of common shares under Stock Buyback Plan	(15,680)	—	—	(39,648)	—	(39,648)
Net income attributable to Where Food Comes From, Inc.	—	—	—	—	35,484	35,484
Balance at March 31, 2018	24,637,215	$24,972	$10,390,939	$(764,178)	$52,881	$9,704,614

Effect of acquisition fair value adjustment	—	—	(321,937)	—	—	(321,937)
Stock-based compensation expense	—	—	42,119	—	—	42,119
Issuance of common shares in acquisition of Sow Organic LLC	217,654	218	432,913	—	—	433,131
Repurchase of common shares under Stock Buyback Plan	(49,700)	—	—	(101,202)	—	(101,202)
Net income attributable to Where Food Comes From, Inc.	—	—	—	—	176,839	176,839
Balance at June 30, 2018	24,805,169	$25,190	$10,544,034	$(865,380)	$229,720	$9,933,564

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statement of Equity

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total
Balance at January 1, 2019	24,968,256	$25,473	$11,031,264	$(1,109,061)	$818,133	$10,765,809

Stock-based compensation expense	—	—	44,702	—	—	44,702
Repurchase of common shares under Stock Buyback Plan	(46,758)	—	—	(83,423)	—	(83,423)
Net income attributable to Where Food Comes From, Inc.	—	—	—	—	(143,129)	(143,129)
Balance at March 31, 2019	24,921,498	$25,473	$11,075,966	$(1,192,484)	$675,004	$10,583,959

Stock-based compensation expense	—	—	47,096	—	—	47,096
Repurchase of common shares under Stock Buyback Plan	(95,348)	—	—	(168,769)	—	(168,769)
Net income attributable to Where Food Comes From, Inc.	—	—	—	—	361,089	361,089
Balance at June 30, 2019	24,826,150	$25,473	$11,123,062	$(1,361,253)	$1,036,093	$10,823,375

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

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2018, included in our Form 10-K filed on March 29, 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform to current year presentation. Net income and shareholders’ equity were not affected by these reclassifications. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

To assist in quantifying the impact on our consolidated financial statements and supplementing our existing disclosures, we designed internal controls over the adoption and implemented a software solution to manage and account for our leases. The adoption had a significant impact on our consolidated balance sheet due to the recognition of approximately $3.90 million of operating lease liabilities with corresponding right-of-use (“ROU”) assets for operating leases of $3.44 million as of January 1, 2019. The difference between the lease liability and the ROU asset primarily represents the existing deferred rent liabilities balances before adoption, resulting from historical straight-lining of operating leases. Balances for deferred rent and lease incentive obligation, which were historically presented separately, were cleared to zero and reclassed to our operating ROU asset.

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

The following is a reconciliation of the share data used in the basic and diluted income per share computations:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Basic:
Weighted average shares outstanding	24,708,923	24,718,430	24,833,002	24,683,264

Diluted:
Weighted average shares outstanding	24,708,923	24,718,430	24,833,002	24,683,264
Weighted average effects of dilutive securities	199,251	177,765	199,251	188,259
Total	24,908,174	24,896,195	25,032,253	24,871,523

Antidilutive securities:	265,700	124,000	265,700	124,000

The effect of the inclusion of the antidilutive shares would have resulted in an increase in earnings per share. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Note 4 - Investment in Progressive Beef, LLC

On August 9, 2018, the Company purchased a ten percent membership interest in Progressive Beef, LLC (“Progressive Beef”) for an aggregate purchase price of approximately $991,000. The purchase price was payable in cash of $900,000 and 50,340 shares of common stock of WFCF valued at approximately $91,100 based upon the closing price of our stock on August 9, 2018, of $1.81 per share. Where Food Comes From is the primary certifier for Progressive Beef. For the three months ended June 30, 2019, the Company received dividend income from Progressive Beef of $30,000 representing a distribution of their earnings. For the six months ended June 30, 2019, the Company received dividend income totaling $60,000.  The income is reflected within the “other (expense) income” section of the Company’s Consolidated Statement of Income for the three and six months ended June 30, 2019. The investment is accounted for as a financial instrument under ASC 321 and the Company has elected to apply the practical expedient to value the investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The Company completed a qualitative assessment and determined that there were no impairment indicators as of June 30, 2019.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 5 – Intangible and Other Assets

The following table summarizes our intangible and other assets:

	June 30,	December 31,	Estimated
	2019	2018	Useful Life
Intangible assets subject to amortization:
Tradenames and trademarks	$417,307	$417,307	2.5 - 8.0 years
Accreditations	85,395	85,395	5.0 years
Customer relationships	3,350,551	3,350,551	3.0 - 15.0 years
Patents	970,100	970,100	4.0 years
Non-compete agreements	121,000	121,000	5.0 years
	4,944,353	4,944,353
Less accumulated amortization	1,881,781	1,577,558
	3,062,572	3,366,795
Tradenames/trademarks (not subject to amortization)	465,000	465,000
	3,527,572	3,831,795
Other assets	20,326	20,326
Intangible and other assets:	$3,547,898	$3,852,121

Note 6 – Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities as of:

	June 30,	December 31,
	2019	2018
Income and sales taxes payable	$22,967	$19,978
Payroll related accruals	460,495	147,798
Customer deposits	112,306	72,982
Professional fees and other expenses	233,932	251,843
	$829,700	$492,601

Note 7 – Notes Payable

Notes Payable consist of the following:

	June 30,	December 31,
	2019	2018
Vehicle note	$38,220	$42,393
Less current portion of notes payable and other long-term debt	(10,492)	(10,173)
Notes payable and other long-term debt	$27,728	$32,220

In September 2017, we entered into a note payable of $54,165 for the purchase of a vehicle. Interest and principal payments are due in equal monthly installments of $1,087 over five years beginning October 2017. This note bears an interest rate of 7.44% per annum and is fully secured by the vehicle.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Unison Revolving Line of Credit

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2020.  The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily.  Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity.  As of June 30, 2019 and December 31, 2018, the effective interest rate was 7.0%. The LOC is collateralized by all the business assets of ICS.  As of June 30, 2019, and December 31, 2018, there were no amounts outstanding under this LOC.

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

The amount of stock-based compensation expense is as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Stock options	$41,138	$19,944	$79,881	$36,375
Restricted stock awards	5,958	22,175	11,917	43,646
Total	$47,096	$42,119	$91,798	$80,021

During three months ended March 31, 2018, the Company awarded stock options to purchase 25,000 shares of the Company’s common stock at an exercise price of $2.55 per share to one of our business consultants. No awards were granted during the three and six months ended June 30, 2019.

The Company estimated the fair value of stock options using the Black-Scholes-Merton option pricing model with the following assumptions:

	Six months ended June 30,
	2019	2018
Number of options awarded to purchase common shares	None	25,000
Risk-free interest rate	N/A	2.60%
Expected volatility	N/A	154.3%
Assumed dividend yield	N/A	N/A
Expected life of options from the date of grant	N/A	9.8 years

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The estimated unrecognized compensation cost from unvested awards which will be recognized ratably over the remaining vesting phase is as follows:

Years ended December 31st:	Unvested stock options	Unvested restricted stock awards	Total unrecognized compensation expense
2019 (remaining six months)	72,348	3,757	76,105
2020	108,436	4,251	112,687
2021	65,953	706	66,659
	$246,737	$8,714	$255,451

Equity Incentive Plans

Our 2016 Equity Incentive Plan (the “Equity Incentive Plan”) provides for the issuance of stock-based awards to employees, officers, directors and consultants. The Plan permits the granting of stock awards and stock options.  The vesting of stock-based awards is generally subject to the passage of time and continued employment through the vesting period.

Stock Option Activity

Stock option activity under our Equity Incentive Plan is summarized as follows:

				Weighted avg.
		Weighted avg.	Weighted avg.	remaining
	Number of	exercise price	grant date fair	contractual life	Aggregate
	awards	per share	value per share	(in years)	intrinsic value
Outstanding, December 31, 2018	434,451	$1.49	$1.47	6.91	$230,039
Granted	—	$—	$—	—	$—
Exercised	—	$—	$—	—	$—
Expired/Forfeited	—	$—	$—	—	$—
Outstanding, June 30, 2019	434,451	$1.49	$1.47	6.42	$157,717
Exercisable, June 30, 2019	235,710	$1.16	$1.16	4.27	$157,717
Unvested, June 30, 2019	198,741	$1.89	$1.83	8.96	$—

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on June 30, 2019 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on June 30, 2019.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Restricted Stock Activity

Restricted stock activity under our Equity Incentive Plan is summarized as follows:

Weighted avg.
	Number of	grant date
	options	fair value
Non-vested restricted shares, December 31, 2018	30,000	$2.38
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Non-vested restricted shares, June 30, 2019	30,000	$2.38

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

The provision or benefit for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year.  For the three and six months ended June 30, 2019 we recorded an income tax expense of approximately $129,100 and $46,100, respectively, compared to income tax expense of $80,000 and $88,000 for the same 2018 periods.

Note 10 - Revenue Recognition

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

Revenue attributable to each of our identified revenue categories is disaggregated in the table below.

	Three months ended June 30, 2019				Three months ended June 30, 2018
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Revenues:
Verification and certification service revenue	$3,743,241	$—	$—	$3,743,241	$3,507,757	$—	$—	$3,507,757
Product sales	635,333	—	—	635,333	496,312	—	—	496,312
Software license, maintenance and support services revenue	—	338,674	(38,740)	299,934	—	263,316	—	263,316
Software-related consulting service revenue	—	242,808	(33,057)	209,751	—	170,923	—	170,923
Total revenues	$4,378,574	$581,482	$(71,797)	$4,888,259	$4,004,069	$434,239	$—	$4,438,308

	Six months ended June 30, 2019				Six months ended June 30, 2018
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Revenues:
Verification and certification service revenue	$6,554,935	$—	$—	$6,554,935	$6,303,951	$—	$—	$6,303,951
Product sales	1,276,391	—	—	1,276,391	850,206	—	—	850,206
Software license, maintenance and support services revenue	—	682,240	(87,277)	594,963	—	550,760	—	550,760
Software-related consulting service revenue	—	464,031	(47,521)	416,510	—	354,193	—	354,193
Total revenues	$7,831,326	$1,146,271	$(134,798)	$8,842,799	$7,154,157	$904,953	$—	$8,059,110

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

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

As of June 30, 2019, and December 31, 2018, accounts receivable from contracts with customers, net of allowance for doubtful accounts, were approximately $2,632,400 and $2,205,200, respectively.

As of June 30, 2019, and December 31, 2018, deposits and deferred revenue from contracts with customers were approximately $1,255,500 and $727,900, respectively. The balance of the contract liabilities at June 30, 2019 and December 31, 2018 are expected to be recognized as revenue within one year or less of the invoice date.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The following table reflects the changes in our contract liabilities during the three month period ended June 30, 2019:

Deferred revenue:
Unearned revenue March 31, 2019	$1,274,032
Unearned billings	515,138
Revenue recognized	(646,012)
Unearned revenue June 30, 2019	$1,143,158

The following table reflects the changes in our contract liabilities during the six month period ended June 30, 2019:

Deferred revenue:
Unearned revenue January 1, 2019	$654,872
Unearned billings	1,753,172
Revenue recognized	(1,264,886)
Unearned revenue June 30, 2019	$1,143,158

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

The ending balance at June 30, 2019 and December 31, 2018 of capitalized assets attributable to the set-up costs incurred to fulfill software subscription and hosting contracts was not material. No set-up costs related to our software subscription and hosting services were incurred for the three months ended June 30, 2019 or the year-ended December 31, 2018.

In addition, amortization of capitalized set-up costs for the three months ended June 30, 2019 or the year ended December 31, 2018 was not material, and no impairment loss was incurred related to capitalized set-up costs.

Commissions and other costs to obtain a contract are expensed as incurred as our contracts are typically completed in one year or less, and where applicable, we generally would incur these costs whether or not we ultimately obtain the contract.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 11 – Leases

We adopted ASU 2016-02: Leases (Topic 842) as of January 1, 2019. We determine if an arrangement is a lease at inception. Operating leases are included in the right-of-use (ROU) assets, current operating lease liabilities and noncurrent operating lease liabilities in our consolidated balance sheet. Finance leases are included in property and equipment, current finance lease obligations and long-term finance lease obligations in our consolidated balance sheet.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term.

As the discount rates in the Company’s lease are not implicit, the Company estimated the incremental borrowing rate based on the rate of interest the Company would have to pay to borrow a similar amount on a collateralized basis over a similar term.

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

The components of lease expense were as follows:

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Operating lease cost	$117,842	$237,539
Finance lease cost
Amortization of assets	2,266	4,533
Interest on finance lease obligations	1,954	3,960
Total net lease cost	$122,062	$246,032

Included in the table above, is $106,600 and $198,800 for the three and six months ended June 30, 2019, respectively, of operating lease cost for our corporate headquarters. This space is being leased from The Move, LLC. Our CEO and President, each a related party to WFCF, have a 24.3% jointly-held ownership interest in The Move, LLC.

Rent expense for the three and six months ended June 30, 2018 was $154,900 and $281,100, respectively.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	June 30, 2019
Operating leases:	Related Party	Other	Total
Right of use asset	$3,017,704	$274,607	$3,292,311

Current operating lease liabilities	148,698	59,614	208,312
Noncurrent operating lease liabilities	3,341,434	253,135	3,594,569
Total operating lease liabilities	$3,490,132	$312,749	$3,802,881

Finance leases:	June 30, 2019
Right of use asset, at cost	$47,367
Accumulated amortization	(18,061)
Right of use asset, net	$29,306

Current obligations of finance leases	$8,044
Finance leases, net of current obligations	29,671
Total finance lease liabilities	$37,715

Weighted average remaining lease term (in years):
Operating leases	11.5
Finance leases	3.4

Weighted average discount rate:
Operating leases	5.8%
Finance leases	21.0%

Supplemental cash flow and other information related to leases was as follows:

Six months ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$210,645
Operating cash flows from finance leases	$3,960
Financing cash flows from finance leases	$2,968

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Maturities of lease liabilities were as follows:

Years Ending December 31st,	Operating Leases	Finance Leases
2019 (remaining six months)	$211,351	$7,350
2020	422,164	15,705
2021	434,829	14,143
2022	447,874	10,984
2023	461,310	5,610
Thereafter	3,308,155	—
Total lease payments	5,285,683	53,792
Less amount representing interest	(1,482,802)	(16,077)
Total lease obligations	3,802,881	37,715
Less current portion	(208,312)	(8,044)
Long-term lease obligations	$3,594,569	$29,671

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

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

The table below reflects the activity of the contingently redeemable non-controlling interest:

Balance, December 31, 2018	$1,449,007
Net loss attributable to non-controlling interest in SureHarvest for the year to date period ended June 30, 2019	(100,470)
Balance, June 30, 2019	$1,348,537

Note 13 - Segments

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The Company eliminates intercompany transfers between segments for management reporting purposes. The following table shows information for reportable operating segments:

	Three months ended June 30, 2019				Three months ended June 30, 2018
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Intangible and other assets, net	$1,384,114	$2,163,784	$—	$3,547,898	$2,124,367	$1,629,938	$—	$3,754,305
Goodwill	1,133,122	2,010,612	—	3,143,734	1,427,499	1,197,191	—	2,624,690
Total assets	13,242,580	5,522,707	—	18,765,287	11,921,178	2,117,717	—	14,038,895

Revenues:
Verification and certification service revenue	$3,743,241	$—	$—	$3,743,241	$3,507,757	$—	$—	$3,507,757
Product sales	635,333	—	—	635,333	496,312	—	—	496,312
Software license, maintenance and support services revenue	—	338,674	(38,740)	299,934	—	263,316	—	263,316
Software-related consulting service revenue	—	242,808	(33,057)	209,751	—	170,923	—	170,923
Total revenues	$4,378,574	$581,482	$(71,797)	$4,888,259	$4,004,069	$434,239	$—	$4,438,308
Costs of revenues:
Costs of verification and certification services	2,127,574	—	(30,300)	2,097,274	1,850,555	—	—	1,850,555
Costs of products	398,073	—	—	398,073	319,970	—	—	319,970
Costs of software license, maintenance and support services	—	161,610	—	161,610	—	168,511	—	168,511
Costs of software-related consulting services	—	142,900	—	142,900	—	87,546	—	87,546
Total costs of revenues	2,525,647	304,510	(30,300)	2,799,857	2,170,525	256,057	—	2,426,582
Gross profit	1,852,927	276,972	(41,497)	2,088,402	1,833,544	178,182	—	2,011,726
Depreciation & amortization	102,651	182,457	—	285,108	90,971	138,134	—	229,105
Other operating expenses	1,205,472	236,105	(41,497)	1,400,080	1,409,474	131,888	—	1,541,362
Segment operating (loss)/income	$544,804	$(141,590)	$—	$403,214	$333,099	$(91,840)	$—	$241,258
Other items to reconcile segment operating income (loss) to net income attributable to WFCF:
Other expense (income)	(30,326)	(3)	—	(30,329)	(3,938)	131	—	(3,807)
Income tax (benefit)/expense	—	—	129,089	129,089	—	—	80,000	80,000
Net loss attributable to non-controlling interest	—	56,635	—	56,635	—	11,774	—	11,774
Net (loss)/income attributable to WFCF	$575,130	$(84,952)	$(129,089)	$361,089	$337,036	$(80,197)	$(80,000)	$176,839

	Six months ended June 30, 2019				Six months ended June 30, 2018
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Intangible and other assets, net	$1,384,114	$2,163,784	$—	$3,547,898	$2,124,367	$1,629,938	$—	$3,754,305
Goodwill	1,133,122	2,010,612	—	3,143,734	1,427,499	1,197,191	—	2,624,690
Total assets	13,242,580	5,522,707	—	18,765,287	11,921,178	2,117,717	—	14,038,895

Revenues:
Verification and certification service revenue	$6,554,935	$—	$—	$6,554,935	$6,303,951	$—	$—	$6,303,951
Product sales	1,276,391	—	—	1,276,391	850,206	—	—	850,206
Software license, maintenance and support services revenue	—	682,240	(87,277)	594,963	—	550,760	—	550,760
Software-related consulting service revenue	—	464,031	(47,521)	416,510	—	354,193	—	354,193
Total revenues	$7,831,326	$1,146,271	$(134,798)	$8,842,799	$7,154,157	$904,953	$—	$8,059,110
Costs of revenues:
Costs of verification and certification services	3,722,337	—	(62,973)	3,659,364	3,301,164	—	—	3,301,164
Costs of products	841,258	—	—	841,258	545,945	—	—	545,945
Costs of software license, maintenance and support services	—	315,613	—	315,613	—	305,945	—	305,945
Costs of software-related consulting services	—	272,436	—	272,436	—	163,007	—	163,007
Total costs of revenues	4,563,595	588,049	(62,973)	5,088,671	3,847,109	468,952	—	4,316,061
Gross profit	3,267,731	558,222	(71,825)	3,754,128	3,307,048	436,001	—	3,743,049
Depreciation & amortization	184,588	360,639	—	545,227	225,426	276,180	—	501,605
Other operating expenses	2,710,104	468,021	(71,825)	3,106,300	2,685,415	287,922	—	2,973,336
Segment operating (loss)/income	$373,039	$(270,438)	$—	$102,601	$396,208	$(128,101)	$—	$268,107
Other items to reconcile segment operating income (loss) to net income attributable to WFCF:
Other expense (income)	(59,975)	(1,003)	—	(60,978)	(6,506)	860	—	(5,646)
Income tax (benefit)/expense	—	—	46,089	46,089	—	—	88,000	88,000
Net loss attributable to non-controlling interest	—	100,470	—	100,470	—	26,570	—	26,570
Net (loss)/income attributable to WFCF	$433,014	$(168,965)	$(46,089)	$217,960	$402,714	$(102,390)	$(88,000)	$212,323

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 14 – Supplemental Cash Flow Information

	Six months ended June 30,
	2019	2018
Cash paid during the year:
Interest expense	$6,309	$2,394
Income taxes	$70,900	$304,765

The company has not engaged in any non-cash transactions for the three or six months ended June 30, 2019.  See Note 2 – Business Acquisitions for more information on the acquisition of Sow Organic during the three month period ended June 30, 2018 for 217,654 shares of stock valued at $433,100.  There were no other non-cash transactions during the six months ended June 30, 2018.

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

Liquidity and Capital Resources

At June 30, 2019, we had cash, cash equivalents and certificates of deposits (classified as short-term and long-term investments) of approximately $2,855,900 compared to approximately $1,981,000 at December 31, 2018. Our working capital at June 30, 2019 was approximately $2,906,700 compared to $2,669,700 at December 31, 2018.

Net cash provided by operating activities for the six months ended June 30, 2019 was approximately $1,379,100 compared to net cash provided of $1,118,800 during the same period in 2018. Net cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock-based compensation expense, and deferred taxes.

Net cash provided by investing activities for the six months ended June 30, 2019, was approximately $1,600 compared to cash used in investing activities of $614,200 used in the 2018 period. Net cash provided by the 2019 period was primarily attributable to the redemption of a $250,000 certificate of deposit offset by routine purchases of property, equipment and software development costs. The 2018 period net cash used was attributable to the acquisition of Sow Organic which utilized $450,000 of cash during the three months ended June 30, 2018.

Net cash used in financing activities for the six months ended June 30, 2019, was approximately $262,700 compared to $149,300 used in the 2018 period. Net cash used in both the 2019 and 2018 periods was primarily due to the repurchase of common shares under the Stock Buyback Plan.

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

Debt Facility

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2020. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due upon maturity. As of June 30, 2019, and December 31, 2018, the effective interest rate was 7.0%. The LOC is collateralized by all the business assets of International Certification Services, Inc. (“ICS”). As of June 30, 2019, and December 31, 2018, there were no amounts outstanding under this LOC.

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2019 compared to the same period in fiscal year 2018

The following table shows information for reportable operating segments:

	Three months ended June 30, 2019				Three months ended June 30, 2018
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Intangible and other assets, net	$1,384,114	$2,163,784	$—	$3,547,898	$2,124,367	$1,629,938	$—	$3,754,305
Goodwill	1,133,122	2,010,612	—	3,143,734	1,427,499	1,197,191	—	2,624,690
Total assets	13,242,580	5,522,707	—	18,765,287	11,921,178	2,117,717	—	14,038,895

Revenues:
Verification and certification service revenue	$3,743,241	$—	$—	$3,743,241	$3,507,757	$—	$—	$3,507,757
Product sales	635,333	—	—	635,333	496,312	—	—	496,312
Software license, maintenance and support services revenue	—	338,674	(38,740)	299,934	—	263,316	—	263,316
Software-related consulting service revenue	—	242,808	(33,057)	209,751	—	170,923	—	170,923
Total revenues	$4,378,574	$581,482	$(71,797)	$4,888,259	$4,004,069	$434,239	$—	$4,438,308
Costs of revenues:
Costs of verification and certification services	2,127,574	—	(30,300)	2,097,274	1,850,555	—	—	1,850,555
Costs of products	398,073	—	—	398,073	319,970	—	—	319,970
Costs of software license, maintenance and support services	—	161,610	—	161,610	—	168,511	—	168,511
Costs of software-related consulting services	—	142,900	—	142,900	—	87,546	—	87,546
Total costs of revenues	2,525,647	304,510	(30,300)	2,799,857	2,170,525	256,057	—	2,426,582
Gross profit	1,852,927	276,972	(41,497)	2,088,402	1,833,544	178,182	—	2,011,726
Depreciation & amortization	102,651	182,457	—	285,108	90,971	138,134	—	229,105
Other operating expenses	1,205,472	236,105	(41,497)	1,400,080	1,409,474	131,888	—	1,541,362
Segment operating (loss)/income	$544,804	$(141,590)	$—	$403,214	$333,099	$(91,840)	$—	$241,258
Other items to reconcile segment operating income (loss) to net income attributable to WFCF:
Other expense (income)	(30,326)	(3)	—	(30,329)	(3,938)	131	—	(3,807)
Income tax (benefit)/expense	—	—	129,089	129,089	—	—	80,000	80,000
Net loss attributable to non-controlling interest	—	56,635	—	56,635	—	11,774	—	11,774
Net (loss)/income attributable to WFCF	$575,130	$(84,952)	$(129,089)	$361,089	$337,036	$(80,197)	$(80,000)	$176,839

	Six months ended June 30, 2019				Six months ended June 30, 2018
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Intangible and other assets, net	$1,384,114	$2,163,784	$—	$3,547,898	$2,124,367	$1,629,938	$—	$3,754,305
Goodwill	1,133,122	2,010,612	—	3,143,734	1,427,499	1,197,191	—	2,624,690
Total assets	13,242,580	5,522,707	—	18,765,287	11,921,178	2,117,717	—	14,038,895

Revenues:
Verification and certification service revenue	$6,554,935	$—	$—	$6,554,935	$6,303,951	$—	$—	$6,303,951
Product sales	1,276,391	—	—	1,276,391	850,206	—	—	850,206
Software license, maintenance and support services revenue	—	682,240	(87,277)	594,963	—	550,760	—	550,760
Software-related consulting service revenue	—	464,031	(47,521)	416,510	—	354,193	—	354,193
Total revenues	$7,831,326	$1,146,271	$(134,798)	$8,842,799	$7,154,157	$904,953	$—	$8,059,110
Costs of revenues:
Costs of verification and certification services	3,722,337	—	(62,973)	3,659,364	3,301,164	—	—	3,301,164
Costs of products	841,258	—	—	841,258	545,945	—	—	545,945
Costs of software license, maintenance and support services	—	315,613	—	315,613	—	305,945	—	305,945
Costs of software-related consulting services	—	272,436	—	272,436	—	163,007	—	163,007
Total costs of revenues	4,563,595	588,049	(62,973)	5,088,671	3,847,109	468,952	—	4,316,061
Gross profit	3,267,731	558,222	(71,825)	3,754,128	3,307,048	436,001	—	3,743,049
Depreciation & amortization	184,588	360,639	—	545,227	225,426	276,180	—	501,605
Other operating expenses	2,710,104	468,021	(71,825)	3,106,300	2,685,415	287,922	—	2,973,336
Segment operating (loss)/income	$373,039	$(270,438)	$—	$102,601	$396,208	$(128,101)	$—	$268,107
Other items to reconcile segment operating income (loss) to net income attributable to WFCF:
Other expense (income)	(59,975)	(1,003)	—	(60,978)	(6,506)	860	—	(5,646)
Income tax (benefit)/expense	—	—	46,089	46,089	—	—	88,000	88,000
Net loss attributable to non-controlling interest	—	100,470	—	100,470	—	26,570	—	26,570
Net (loss)/income attributable to WFCF	$433,014	$(168,965)	$(46,089)	$217,960	$402,714	$(102,390)	$(88,000)	$212,323

Verification and Certification Segment

Verification and certification service revenues consist of fees charged for verification audits and other verification and certification related services that the Company performs for customers. Fees earned from our WFCF labeling program are also included in our verification and certification revenues as it represents a value-added extension of our source verification. Verification and certification service revenue for the three and six months ended June 30, 2019 increased approximately $235,500, or 6.7% and $251,000 or 4.0%, respectively, compared to 2018. The increase is due to an increase in new verification customers, as well as an increase in product offerings.

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. Product sales for the three and six months ended June 30, 2019 increased approximately $139,000, or 28.0% and $426,200 or 50.1%, respectively, compared to the same period in 2018. Overall, our product sales have increased primarily in response to the growth of the China export market and the requirement for source and age verification using an identification tag at birth for cattle.

Costs of revenues for our verification and certification segment for the three and six months ended June 30, 2019 were approximately $2.5 million and $4.6 million, respectively, compared to approximately $2.2 million and $3.8 million for the same period in 2018. Gross margin for the three and six months ended June 30, 2019 decreased to 42.3% and 41.7%, respectively, compared to 45.8% and 46.2% in 2018 primarily due to competitive pricing offered to dairy calf ranches for significantly higher purchase volumes of cattle identification ear tags. Our margins are generally impacted by various costs such as cost of products, salaries and benefits, insurance, and taxes.

Other operating expenses for the three months ended June 30, 2019 decreased approximately 14.5% while the six months ended June 30, 2019 increased 0.9%, compared to the same three and six month periods in 2018. During the three months ended June 30, 2018, certain marketing events occurred which did not recur during the three months ended June 30, 2019 and will not recur during the fiscal year of 2019.

Software Sales and Related Consulting Segment

Software license, maintenance and support services revenue is a revenue stream specific to our acquisitions of SureHarvest, Sow Organic and JVF Consulting. We employ a SaaS revenue model that bundles annual software licenses with ongoing software enhancements and upgrades and a wide range of professional services that generate incremental revenue specific to the food and agricultural industry. For the three and six months ended June 30, 2019, software license, maintenance and support services revenue increased approximately 28.6% and 23.9%, respectively, over 2018 predominately due to a significant increase in the number of billable hours of staff focused on software enhancements and upgrades.

Software-related consulting service revenue primarily represents fees earned from professional appearances, customer education and training related services. Software-related consulting service revenue for the three and six months ended June 30, 2019 increased approximately 42.1% and 31.0%, respectively, compared to the same period in 2018. The increase is predominately due to growth in customer education and training services.

Costs of revenues for our software sales and related consulting segment for the three and six months ended June 30, 2019 were approximately $304,500 and $588,000, respectively, compared to approximately $256,100 and $469,000 for the same period in 2018. Gross margin for the three and six months ended June 30, 2019 improved to 47.6% and 48.7%, respectively, compared to 41.0% and 48.2% for the same period in 2018.

Other operating expenses for the three and six months ended June 30, 2019 increased approximately 79.0% and 62.6%, respectively, compared to the same period in 2018. The increase is predominately due to additional fixed costs absorbed from the Sow Organic and JVF acquisitions.

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

Dividend Income from Progressive Beef

On August 9, 2018, the Company purchased a ten percent membership interest in Progressive Beef, LLC (“Progressive Beef”) for an aggregate purchase price of approximately $991,000. For the three and six months ended June 30, 2019, the Company received dividend income of $30,000 and $60,000, respectively, from Progressive Beef representing a distribution of their earnings.

Income Tax Expense

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three and six months ended June 30, 2019, we recorded income tax expense of $129,100 and $46,100 compared to income tax expense of $80,000 and $88,000 for the same period in 2018.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the three and six months ended June 30, 2019 was approximately $361,100 and $218,000, respectively, or $0.01 and $0.01 per basic and diluted common share, respectively, compared to net income of approximately $176,800 and $212,300, or $0.01 per basic and diluted common share for the same periods in 2018.

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

●	As a smaller reporting company, we have limited accounting and financial reporting personnel and other resources with which to address our internal controls over financial reporting. Due to limited accounting personnel, we did not apply the appropriate level of review, oversight and segregation of duties to the accounting and financial reporting function. This resulted in the identification of a material weakness in our internal control over financial reporting. As of June 30, 2019, we have hired additional accounting personnel. Additionally, we have implemented a more robust review, supervision and monitoring of the financial reporting process also intended to remediate the identified material weakness.

●	The Company lacked effective procedures for ensuring review and approval related to journal entries. Due to the related risks associated with financial reporting, this deficiency has been deemed an individual material weakness. As of June 30, 2019, we have strengthened controls around the journal entry process, including limiting access and ensuring all journal entries are reviewed and approved by appropriate personnel.

●	We also identified a material weakness related to general information technology controls in the areas of user access to systems that support the Company’s financial reporting processes. We did not implement a procedure or control to periodically review the access granted in order to ensure that users of our information systems had the appropriate access relative to the user’s job responsibilities. We did not restrict and maintain network access accounts to only employees in the information technology department and had no compensating controls. With the acquisition of JVF Consulting in August 2018, we added 3 additional information technology professionals with knowledge of security, networking and infrastructure. These individuals ensure user access is documented, properly approved and routinely monitored to determine appropriateness.

The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. The Company expects that the remediation of these material weaknesses will be completed prior to the end of fiscal year 2019.

In light of these material weaknesses, in preparing our financial statements for the three months ended June 30, 2019, we performed additional analyses and procedures to ensure that our consolidated financial statements included in this Form 10-Q have been prepared in accordance with U.S. GAAP. There have been no material misstatements identified in the financial statements as a result of these deficiencies.

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

The changes in our internal control over financial reporting that occurred prior to and during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are described above under the heading “Material Weakness in Internal Control over Financial Reporting and Remediation Plan.”

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2018 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2019, there have been no material changes to the risks disclosed in our most recent Annual Report on Form 10−K. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Activity for the three months ended June 30, 2019 is as follows:

	Number of Shares	Cost of Shares	Average Cost per Share
Shares purchased - April 2019	9,850	19,752	$2.01
Shares purchased - May 2019	26,000	46,031	$1.77
Shares purchased - June 2019	59,498	102,986	$1.73
Total	95,348	168,769	$1.77

ITEM 6.  EXHIBITS

(a) Exhibits

Number	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2019	Where Food Comes From, Inc.
	By:	/s/ John K. Saunders
Chief Executive Officer

By:	/s/ Dannette Henning
Chief Financial Officer