Form 10-Q
period 2019-09-30
Where Food Comes From, Inc.
filed 2019-11-14
CIK 1360565

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2019

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

(303) 895-3002

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.         Yes ☒                   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).       Yes ☒                                No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 4, 2019, was 24,733,302.

Where Food Comes From, Inc.

Table of Contents

September 30, 2019

Where Food Comes From, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
	2019	2018
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$3,420,278	$1,482,391
Accounts receivable, net of allowance	2,972,579	2,205,162
Short-term investments in certificates of deposit	256,802	245,597
Prepaid expenses and other current assets	205,841	439,424
Total current assets	6,855,500	4,372,574
Property and equipment, net	1,569,480	1,675,472
Right-of-use assets	3,331,344	—
Long-term investments in certificates of deposit	—	252,999
Investment in Progressive Beef	991,115	991,115
Intangible and other assets, net	3,397,797	3,852,121
Goodwill	3,143,734	3,143,734
Deferred tax assets, net	248,923	175,923
Total assets	$19,537,893	$14,463,938

Liabilities and Equity
Current liabilities:
Accounts payable	$1,014,904	$533,925
Accrued expenses and other current liabilities	1,133,594	492,601
Deferred revenue	951,826	654,872
Current portion of notes payable	10,689	10,173
Current portion of finance lease obligations	8,054	11,309
Current portion of operating lease obligations	232,903	—
Total current liabilities	3,351,970	1,702,880
Notes payable, net of current portion	24,966	32,220
Finance lease obligations, net of current portion	23,798	32,747
Operating lease obligation, net of current portion	3,588,040	—
Deferred rent liability	—	119,187
Lease incentive obligation	—	362,088
Total liabilities	6,988,774	2,249,122

Commitments and contingencies

Contingently redeemable non-controlling interest	1,267,178	1,449,007

Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 25,498,115 (2019) and 25,473,115 (2018) shares issued, and 24,784,625 (2019) and 24,968,256 (2018) shares outstanding	25,498	25,473
Additional paid-in-capital	11,159,709	11,031,264
Treasury stock of 713,490 (2019) and 504,859 (2018) shares	(1,480,281)	(1,109,061)
Retained earnings	1,577,015	818,133
Total equity	11,281,941	10,765,809
Total liabilities and stockholders' equity	$19,537,893	$14,463,938

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

 Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,
	2019	2018
Revenues:
Verification and certification service revenue	$4,759,383	$3,906,996
Product sales	1,086,272	783,303
Software license, maintenance and support services revenue	226,816	208,541
Software-related consulting service revenue	160,011	226,538
Total revenues	6,232,482	5,125,378
Costs of revenues:
Costs of verification and certification services	2,673,200	2,098,462
Costs of products	696,579	489,149
Costs of software license, maintenance and support services	153,452	183,942
Costs of software-related consulting services	122,224	117,303
Total costs of revenues	3,645,455	2,888,856
Gross profit	2,587,027	2,236,522
Selling, general and administrative expenses	1,973,032	1,819,019
Income from operations	613,995	417,503
Other expense (income):
Dividend income from Progressive Beef	(30,000)	(100,000)
Other income, net	(2,028)	(3,516)
Interest expense	2,459	1,361
Income before income taxes	643,564	519,658
Income tax expense	184,001	169,000
Net income	459,563	350,658
Net loss attributable to non-controlling interest	81,359	26,691
Net income attributable to Where Food Comes From, Inc.	$540,922	$377,349

Per share - net income attributable to Where Food Comes From, Inc.:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

Weighted average number of common shares outstanding:
Basic	24,791,534	24,900,919
Diluted	24,971,625	25,074,477

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

 Consolidated Statements of Operations

(Unaudited)

	Nine months ended September 30,
	2019	2018
Revenues:
Verification and certification service revenue	$11,314,318	$10,210,947
Product sales	2,362,663	1,633,509
Software license, maintenance and support services revenue	821,779	759,301
Software-related consulting service revenue	576,521	580,731
Total revenues	15,075,281	13,184,488
Costs of revenues:
Costs of verification and certification services	6,332,564	5,399,626
Costs of products	1,537,837	1,035,094
Costs of software license, maintenance and support services	469,065	489,887
Costs of software-related consulting services	394,660	280,310
Total costs of revenues	8,734,126	7,204,917
Gross profit	6,341,155	5,979,571
Selling, general and administrative expenses	5,624,559	5,293,961
Income from operations	716,596	685,610
Other expense (income):
Dividend income from Progressive Beef	(90,000)	(100,000)
Other income, net	(7,195)	(11,556)
Gain on sale of assets	(1,000)	—
Interest expense	7,648	3,755
Income before income taxes	807,143	793,411
Income tax expense	230,090	257,000
Net income	577,053	536,411
Net loss attributable to non-controlling interest	181,829	53,261
Net income attributable to Where Food Comes From, Inc.	$758,882	$589,672

Per share - net income attributable to Where Food Comes From, Inc.:
Basic	$0.03	$0.02
Diluted	$0.03	$0.02

Weighted average number of common shares outstanding:
Basic	24,879,556	24,756,262
Diluted	25,062,349	24,938,699

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
	2019	2018

Operating activities:
Net income	$577,053	$536,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	802,416	742,780
Lease incentive obligation	—	(8,127)
Gain on sale of assets	(1,000)	—
Stock-based compensation expense	128,470	125,239
Deferred tax (benefit) expense	(73,000)	57,376
Bad debt expense	26,803	10,000
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable	(794,220)	(674,398)
Short-term investments	(11,205)	(3,196)
Prepaid expenses and other assets	233,583	(62,403)
Accounts payable	480,979	278,425
Accrued expenses and other current liabilities	640,993	544,473
Deferred revenue	296,954	71,831
Right of use assets and liabilities, net	26,793	—
Net cash provided by operating activities	2,334,619	1,618,411

Investing activities:
Acquisition of Sow Organic	—	(450,000)
Acquisition of JVF Consulting	—	(500,000)
Investment in Progressive Beef	—	(900,000)
Proceeds from sale of assets	1,000	—
Purchases of property, equipment and software development costs	(268,269)	(325,227)
Proceeds from maturity of short-term investments	252,999	250,000
Redemption (purchases) of other long-term assets	—	(1,350)
Net cash used in investing activities	(14,270)	(1,926,577)

Financing activities:
Repayments of notes payable	(6,738)	(7,062)
Repayments of finance lease obligations	(4,504)	(5,918)
Stock repurchase under Stock Buyback Plan	(371,220)	(140,850)
Net cash used in financing activities	(382,462)	(153,830)
Net change in cash	1,937,887	(461,996)
Cash at beginning of period	1,482,391	2,705,778
Cash at end of period	$3,420,278	$2,243,782

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statement of Equity

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total

Balance at January 1, 2018	24,652,895	$24,972	$10,353,037	$(724,530)	$17,397	$9,670,876

Stock-based compensation expense	—	—	37,902	—	—	37,902
Repurchase of common shares under Stock Buyback Plan	(15,680)	—	—	(39,648)	—	(39,648)
Net income attributable to Where Food Comes From, Inc.	—	—	—	—	35,484	35,484
Balance at March 31, 2018	24,637,215	$24,972	$10,390,939	$(764,178)	$52,881	$9,704,614

Effect of acquisition fair value adjustment	—	—	(321,937)	—	—	(321,937)
Stock-based compensation expense	—	—	42,119	—	—	42,119
Issuance of common shares in acquisition of Sow Organic LLC	217,654	218	432,913	—	—	433,131
Repurchase of common shares under Stock Buyback Plan	(49,700)	—	—	(101,202)	—	(101,202)
Net income attributable to Where Food Comes From, Inc.	—	—	—	—	176,839	176,839
Balance at June 30, 2018	24,805,169	$25,190	$10,544,034	$(865,380)	$229,720	$9,933,564

Stock-based compensation expense	—	—	45,218	—	—	45,218
Issuance of common shares for investment in Progressive Beef LLC	50,340	50	91,065	—	—	91,115
Issuance of common shares in acquisition of JVF Consulting LLC	158,437	159	315,132	—	—	315,291
Vesting of restricted shares issued to employees	74,000	74	(74)	—	—	—
Net income attributable to Where Food Comes From, Inc.	—	—	—	—	377,349	377,349
Balance at September 30, 2018	25,087,946	$25,473	$10,995,375	$(865,380)	$607,069	$10,762,537

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statement of Equity

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total

Balance at January 1, 2019	24,968,256	$25,473	$11,031,264	$(1,109,061)	$818,133	$10,765,809

Stock-based compensation expense	—	—	44,702	—	—	44,702
Repurchase of common shares under Stock Buyback Plan	(46,758)	—	—	(83,423)	—	(83,423)
Net loss attributable to Where Food Comes From, Inc.	—	—	—	—	(143,129)	(143,129)
Balance at March 31, 2019	24,921,498	$25,473	$11,075,966	$(1,192,484)	$675,004	$10,583,959

Stock-based compensation expense	—	—	47,096	—	—	47,096
Repurchase of common shares under Stock Buyback Plan	(95,348)	—	—	(168,769)	—	(168,769)
Net income attributable to Where Food Comes From, Inc.	—	—	—	—	361,089	361,089
Balance at June 30, 2019	24,826,150	$25,473	$11,123,062	$(1,361,253)	$1,036,093	$10,823,375

Stock-based compensation expense	—	—	36,672	—	—	36,672
Vesting of restricted shares to Employees	25,000	25	(25)	—	—	—
Repurchase of common shares under Stock Buyback Plan	(66,525)	—	—	(119,028)	—	(119,028)
Net income attributable to Where Food Comes From, Inc.	—	—	—	—	540,922	540,922
Balance at September 30, 2019	24,784,625	$25,498	$11,159,709	$(1,480,281)	$1,577,015	$11,281,941

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

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2018, included in our Form 10-K filed on March 29, 2019. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform to current year presentation. Net income and shareholders’ equity were not affected by these reclassifications. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

In September 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. Under this ASU, share based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to Accounting Standards Codification (“ASC”) 718 upon vesting which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. This ASU is effective for fiscal years beginning after December 15, 2018. The Company adopted the new guidance on January 1, 2019 and it did not have any effect on its consolidated financial statements.

Recently Issued Accounting Pronouncements

In September 2016 the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. The Company is currently required to adopt the new standard in 2023.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

In April 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” which removes Step 2 from the goodwill impairment test. As a result, under the ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  The Company is required to adopt the new standard in 2020.

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

In August 2018 the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal Use Software - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which amends the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract to align with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The company does not expect the new guidance to have an impact on its consolidated financial statements.

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

The following is a reconciliation of the share data used in the basic and diluted income per share computations:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Basic:
Weighted average shares outstanding	24,791,534	24,900,919	24,879,556	24,756,262

Diluted:
Weighted average shares outstanding	24,791,534	24,900,919	24,879,556	24,756,262
Weighted average effects of dilutive securities	180,091	173,558	182,793	182,437
Total	24,971,625	25,074,477	25,062,349	24,938,699

Antidilutive securities:	283,459	202,750	283,459	202,750

The effect of the inclusion of the antidilutive shares would have resulted in an increase in earnings per share. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Note 4 - Investment in Progressive Beef, LLC

On August 9, 2018, the Company purchased a ten percent membership interest in Progressive Beef, LLC (“Progressive Beef”) for an aggregate purchase price of approximately $991,000. The purchase price was payable in cash of $900,000 and 50,340 shares of common stock of WFCF valued at approximately $91,100 based upon the closing price of our stock on August 9, 2018, of $1.81 per share. Where Food Comes From is the primary certifier for Progressive Beef. For the three months ended September 30, 2019, the Company received dividend income from Progressive Beef of $30,000 representing a distribution of their earnings. For the nine months ended September 30, 2019, the Company received dividend income totaling $90,000.  The income is reflected within the “other (expense) income” section of the Company’s Consolidated Statement of Income for the three and nine months ended September 30, 2019. The investment is accounted for as a financial instrument under ASC 321 and the Company has elected to apply the practical expedient to value the investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The Company completed a qualitative assessment and determined that there were no impairment indicators as of September 30, 2019.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 5 – Intangible and Other Assets

The following table summarizes our intangible and other assets:

	September 30,	December 31,	Estimated
	2019	2018	Useful Life
Intangible assets subject to amortization:
Tradenames and trademarks	$417,307	$417,307	2.5 - 8.0 years
Accreditations	85,395	85,395	5.0 years
Customer relationships	3,350,551	3,350,551	3.0 - 15.0 years
Patents	970,100	970,100	4.0 years
Non-compete agreements	121,000	121,000	5.0 years
	4,944,353	4,944,353
Less accumulated amortization	2,031,882	1,577,558
	2,912,471	3,366,795
Tradenames/trademarks (not subject to amortization)	465,000	465,000
	3,377,471	3,831,795
Other assets	20,326	20,326
Intangible and other assets:	$3,397,797	$3,852,121

Note 6 – Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities as of:

	September 30,	December 31,
	2019	2018
Income and sales taxes payable	$36,616	$19,978
Payroll related accruals	814,184	147,798
Customer deposits	113,279	72,982
Professional fees and other expenses	169,515	251,843
	$1,133,594	$492,601

Note 7 – Notes Payable

Notes Payable consist of the following:

	September 30,	December 31,
	2019	2018

Vehicle note	$35,655	$42,393
Less current portion of notes payable and other long-term debt	(10,689)	(10,173)
Notes payable and other long-term debt	$24,966	$32,220

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

In September 2017, we entered into a note payable of $54,165 for the purchase of a vehicle. Interest and principal payments are due in equal monthly installments of $1,087 over five years beginning October 2017. This note bears an interest rate of 7.44% per annum and is fully secured by the vehicle.

Unison Revolving Line of Credit

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2020.  The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily.  Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity.  As of September 30, 2019 and December 31, 2018, the effective interest rate was 6.5% and 7.0%, respectively. The LOC is collateralized by all the business assets of ICS.  As of September 30, 2019, and December 31, 2018, there were no amounts outstanding under this LOC.

Note 8 – Stock-Based Compensation

In addition to cash compensation, the Company may compensate certain service providers, including employees, directors, consultants, and other advisors, with equity-based compensation in the form of stock options and restricted stock awards.  The Company recognizes all equity-based compensation as stock-based compensation expense based on the fair value of the compensation measured at the grant date. For stock options, fair value is calculated at the date of grant using the Black-Scholes-Merton option pricing model.  For restricted stock awards, fair value is the closing stock price for the Company’s common stock on the grant date. The expense is recognized over the vesting period of the grant.  For the periods presented, all stock-based compensation expense was classified as a component within selling, general and administrative expense in the Company’s consolidated statements of operations.

The amount of stock-based compensation expense is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Stock options	$33,975	$28,445	$113,857	$64,820
Restricted stock awards	2,697	16,773	14,613	60,419
Total	$36,672	$45,218	$128,470	$125,239

During three months ended March 31, 2018, the Company awarded stock options to purchase 25,000 shares of the Company’s common stock at an exercise price of $2.55 per share to one of our business consultants. During the three months ended September 30, 2019, the Company awarded stock options to purchase 10,000 shares of the Company’s common stock at an exercise price of $1.71 per share to the members on the Company’s Board of Directors.  No other stock options were awarded during the nine months ended September 30, 2019.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The Company estimated the fair value of stock options using the Black-Scholes-Merton option pricing model with the following assumptions:

	Nine months ended September 30,
	2019	2018
Number of options awarded to purchase common shares	10,000	105,750
Risk-free interest rate	1.50%	2.6% - 2.8%
Expected volatility	100.3%	149.3 - 154.3%
Assumed dividend yield	N/A	N/A
Expected life of options from the date of grant	9.8 years	9.8 years

The estimated unrecognized compensation cost from unvested awards which will be recognized ratably over the remaining vesting phase is as follows:

Years ended December 31st:	Unvested stock options	Unvested restricted stock awards	Total unrecognized compensation expense
2019 (remaining three months)	36,909	1,061	37,970
2020	113,378	4,251	117,629
2021	70,896	706	71,602
2022	3,722	—	3,722
	$224,905	$6,018	$230,923

Equity Incentive Plans

Our 2016 Equity Incentive Plan (the “Equity Incentive Plan”) provides for the issuance of stock-based awards to employees, officers, directors and consultants. The Plan permits the granting of stock awards and stock options.  The vesting of stock-based awards is generally subject to the passage of time and continued employment through the vesting period.

Stock Option Activity

Stock option activity under our Equity Incentive Plan is summarized as follows:

				Weighted avg.
		Weighted avg.	Weighted avg.	remaining
	Number of	exercise price	grant date fair	contractual life	Aggregate
	awards	per share	value per share	(in years)	intrinsic value

Outstanding, December 31, 2018	434,451	$1.49	$1.47	6.91	$230,039
Granted	10,000	$1.53	$1.71	10.00	$—
Exercised	—	$—	$—	—	$—
Expired/Forfeited	(7,325)	$1.83	$1.86	—	$—
Outstanding, September 30, 2019	437,126	$1.46	$1.49	6.23	$148,775
Exercisable, September 30, 2019	256,919	$1.21	$1.22	4.43	$148,775
Unvested, September 30, 2019	180,207	$1.81	$1.88	8.78	$—

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on September 30, 2019 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on September 30, 2019.

Restricted Stock Activity

Restricted stock activity under our Equity Incentive Plan is summarized as follows:

		Weighted avg.
	Number of	grant date
	options	fair value
Non-vested restricted shares, December 31, 2018	30,000	$2.38
Granted	—	$—
Vested	(25,000)	$2.35
Forfeited	—	$—
Non-vested restricted shares, September 30, 2019	5,000	$2.55

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

The provision or benefit for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year.  For the three and nine months ended September 30, 2019 we recorded an income tax expense of approximately $184,000 and $230,100, respectively, compared to income tax expense of $169,000 and $257,000 for the same 2018 periods.

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

Revenue attributable to each of our identified revenue categories is disaggregated in the table below.

	Three months ended September 30, 2019				Three months ended September 30, 2018
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Revenues:
Verification and certification service revenue	$4,759,383	$—	$—	$4,759,383	$3,906,996	$—	$—	$3,906,996
Product sales	1,086,272	—	—	1,086,272	783,303	—	—	783,303
Software license, maintenance and support services revenue	—	286,816	(60,000)	226,816	—	208,541	—	208,541
Software-related consulting service revenue	—	196,723	(36,712)	160,011	—	226,538	—	226,538
Total revenues	$5,845,655	$483,539	$(96,712)	$6,232,482	$4,690,299	$435,079	$—	$5,125,378

	Nine months ended September 30, 2019				Nine months ended September 30, 2018
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Revenues:
Verification and certification service revenue	$11,314,318	$—	$—	$11,314,318	$10,210,947	$—	$—	$10,210,947
Product sales	2,362,663	—	—	2,362,663	1,633,509	—	—	1,633,509
Software license, maintenance and support services revenue	—	969,056	(147,277)	821,779	—	759,301	—	759,301
Software-related consulting service revenue	—	660,755	(84,234)	576,521	—	580,731	—	580,731
Total revenues	$13,676,981	$1,629,811	$(231,511)	$15,075,281	$11,844,456	$1,340,032	$—	$13,184,488

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

As of September 30, 2019, and December 31, 2018, accounts receivable from contracts with customers, net of allowance for doubtful accounts, were approximately $2,972,600 and $2,205,200, respectively.

As of September 30, 2019, and December 31, 2018, deposits and deferred revenue from contracts with customers were approximately $1,065,100 and $727,900, respectively. The balance of the contract liabilities at September 30, 2019 and December 31, 2018 are expected to be recognized as revenue within one year or less of the invoice date.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The following table reflects the changes in our contract liabilities during the three month period ended September 30, 2019:

Deferred revenue:
Unearned revenue June 30, 2019	$1,143,158
Unearned billings	434,005
Revenue recognized	(625,337)
Unearned revenue September 30, 2019	$951,826

The following table reflects the changes in our contract liabilities during the nine month period ended September 30, 2019:

Deferred revenue:
Unearned revenue January 1, 2019	$654,872
Unearned billings	2,187,176
Revenue recognized	(1,890,222)
Unearned revenue September 30, 2019	$951,826

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

The ending balance at September 30, 2019 and December 31, 2018 of capitalized assets attributable to the set-up costs incurred to fulfill software subscription and hosting contracts was not material. No set-up costs related to our software subscription and hosting services were incurred for the three months ended September 30, 2019 or the year-ended December 31, 2018.

In addition, amortization of capitalized set-up costs for the three months ended September 30, 2019 or the year ended December 31, 2018 was not material, and no impairment loss was incurred related to capitalized set-up costs.

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

The components of lease expense were as follows:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease cost	$115,674	$353,267
Finance lease cost
Amortization of assets	2,025	6,558
Interest on finance lease obligations	1,763	5,723
Total net lease cost	$119,462	$365,548

Included in the table above, is $92,200 and $276,600 for the three and nine months ended September 30, 2019, respectively, of operating lease cost for our corporate headquarters. This space is being leased from The Move, LLC. Our CEO and President, each a related party to WFCF, have a 24.3% jointly-held ownership interest in The Move, LLC.

Rent expense for the three and nine months ended September 30, 2018 was $154,200 and $435,300, respectively.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Supplemental balance sheet information related to leases was as follows:

	September 30, 2019
Operating leases:	Related Party	Other	Total
Right of use asset	$2,975,520	$332,869	$3,308,389

Current operating lease liabilities	153,456	79,447	232,903
Noncurrent operating lease liabilities	3,301,204	286,836	3,588,040
Total operating lease liabilities	$3,454,660	$366,283	$3,820,943

Finance leases:	September 30, 2019
Right of use asset, at cost	$43,041
Accumulated amortization	(20,086)
Right of use asset, net	$22,955

Current obligations of finance leases	$8,054
Finance leases, net of current obligations	23,798
Total finance lease liabilities	$31,852

Weighted average remaining lease term (in years):
Operating leases	11.2
Finance leases	3.2

Weighted average discount rate:
Operating leases	5.8%
Finance leases	20.8%

Supplemental cash flow and other information related to leases was as follows:

Nine months ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$319,586
Operating cash flows from finance leases	$5,723
Financing cash flows from finance leases	$4,504

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Maturities of lease liabilities were as follows:

Years Ending December 31st,	Operating Leases	Finance Leases
2019 (remaining three months)	$110,773	$3,705
2020	448,992	13,597
2021	461,657	12,355
2022	465,758	10,050
2023	461,310	4,514
Thereafter	3,308,155	—
Total lease payments	5,256,645	44,221
Less amount representing interest	(1,435,702)	(12,369)
Total lease obligations	3,820,943	31,852
Less current portion	(232,903)	(8,054)
Long-term lease obligations	$3,588,040	$23,798

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

Following the thirty-nine-month anniversary of the effective date of the SureHarvest Purchase Agreement, the Company shall have the option, but not the obligation, to purchase all the units (the 40% interest) of SureHarvest held by the Seller, and the Seller shall have the option, but not the obligation, to require the Company to purchase all the units of SureHarvest held by the Seller.  The purchase price for the units shall be equal to the amount the selling holders of the units would be entitled to receive upon a liquidation of SureHarvest assuming all of the assets of SureHarvest are sold for a purchase price equal to the product of eight and half times trailing twelve-month earnings before income taxes, depreciation and amortization, as defined, subject to an $8 million ceiling.

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

The table below reflects the activity of the contingently redeemable non-controlling interest:

Balance, December 31, 2018	$1,449,007
Net loss attributable to non-controlling interest in SureHarvest for the year to date period ended September 30, 2019	(181,829)
Balance, September 30, 2019	$1,267,178

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The Company eliminates intercompany transfers between segments for management reporting purposes.  The following table shows information for reportable operating segments:

	Three months ended September 30, 2019				Three months ended September 30, 2018
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Intangible and other assets, net	$1,343,955	$2,053,842	$—	$3,397,797	$2,883,887	$1,983,577	$—	$4,867,464
Goodwill	1,133,122	2,010,612	—	3,143,734	1,840,956	1,372,488	—	3,213,444
Total assets	14,214,110	5,323,783	—	19,537,893	14,274,121	1,229,225	—	15,503,346

Revenues:
Verification and certification service revenue	$4,759,383	$—	$—	$4,759,383	$3,906,996	$—	$—	$3,906,996
Product sales	1,086,272	—	—	1,086,272	783,303	—	—	783,303
Software license, maintenance and support services revenue	—	286,816	(60,000)	226,816	—	208,541	—	208,541
Software-related consulting service revenue	—	196,723	(36,712)	160,011	—	226,538	—	226,538
Total revenues	$5,845,655	$483,539	$(96,712)	$6,232,482	$4,690,299	$435,079	$—	$5,125,378
Costs of revenues:
Costs of verification and certification services	2,733,350	—	(60,150)	2,673,200	2,098,462	—	—	2,098,462
Costs of products	696,579	—	—	696,579	489,149	—	—	489,149
Costs of software license, maintenance and support services	—	153,452	—	153,452	—	183,942	—	183,942
Costs of software-related consulting services	—	122,224	—	122,224	—	117,303	—	117,303
Total costs of revenues	3,429,929	275,676	(60,150)	3,645,455	2,587,611	301,245	—	2,888,856
Gross profit	2,415,726	207,863	(36,562)	2,587,027	2,102,688	133,834	—	2,236,522
Depreciation & amortization	78,620	178,568	—	257,188	102,944	138,230	—	241,174
Other operating expenses	1,519,708	232,698	(36,562)	1,715,844	1,442,568	135,277	—	1,577,845
Segment operating (loss)/income	$817,398	$(203,403)	$—	$613,995	$557,176	$(139,673)	$—	$417,503
Other items to reconcile segment operating income (loss) to net income attributable to WFCF:
Other expense (income)	(29,563)	(6)	—	(29,569)	(102,155)	—	—	(102,155)
Income tax (benefit)/expense	—	—	184,001	184,001	—	—	169,000	169,000
Net loss attributable to non-controlling interest	—	81,359	—	81,359	—	26,691	—	26,691
Net (loss)/income attributable to WFCF	$846,961	$(122,038)	$(184,001)	$540,922	$659,331	$(112,982)	$(169,000)	$377,349

	Nine months ended September 30, 2019				Nine months ended September 30, 2018
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Intangible and other assets, net	$1,343,955	$2,053,842	$—	$3,397,797	$2,883,887	$1,983,577	$—	$4,867,464
Goodwill	1,133,122	2,010,612	—	3,143,734	1,840,956	1,372,488	—	3,213,444
Total assets	14,214,110	5,323,783	—	19,537,893	14,274,121	1,229,225	—	15,503,346

Revenues:
Verification and certification service revenue	$11,314,318	$—	$—	$11,314,318	$10,210,947	$—	$—	$10,210,947
Product sales	2,362,663	—	—	2,362,663	1,633,509	—	—	1,633,509
Software license, maintenance and support services revenue	—	969,056	(147,277)	821,779	—	759,301	—	759,301
Software-related consulting service revenue	—	660,755	(84,234)	576,521	—	580,731	—	580,731
Total revenues	$13,676,981	$1,629,811	$(231,511)	$15,075,281	$11,844,456	$1,340,032	$—	$13,184,488
Costs of revenues:
Costs of verification and certification services	6,455,687	—	(123,123)	6,332,564	5,399,626	—	—	5,399,626
Costs of products	1,537,837	—	—	1,537,837	1,035,094	—	—	1,035,094
Costs of software license, maintenance and support services	—	469,065	—	469,065	—	489,887	—	489,887
Costs of software-related consulting services	—	394,660	—	394,660	—	280,310	—	280,310
Total costs of revenues	7,993,524	863,725	(123,123)	8,734,126	6,434,720	770,197	—	7,204,917
Gross profit	5,683,457	766,086	(108,388)	6,341,155	5,409,736	569,835	—	5,979,571
Depreciation & amortization	263,209	539,207	—	802,416	328,370	414,410	—	742,780
Other operating expenses	4,229,813	700,718	(108,388)	4,822,143	4,127,982	423,199	—	4,551,181
Segment operating (loss)/income	$1,190,435	$(473,839)	$—	$716,596	$953,384	$(267,774)	$—	$685,610
Other items to reconcile segment operating income (loss) to net income attributable to WFCF:
Other expense (income)	(89,538)	(1,009)	—	(90,547)	(108,661)	860	—	(107,801)
Income tax (benefit)/expense	—	—	230,090	230,090	—	—	257,000	257,000
Net loss attributable to non-controlling interest	—	181,829	—	181,829	—	53,261	—	53,261
Net (loss)/income attributable to WFCF	$1,279,973	$(291,001)	$(230,090)	$758,882	$1,062,045	$(215,373)	$(257,000)	$589,672

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 14 – Supplemental Cash Flow Information

	Nine months ended September 30,
	2019	2018
Cash paid during the year:
Interest expense	$8,768	$3,755
Income taxes	$131,268	$418,965

Non-cash investing and financing activites:
Common stock issued in connection with acquisition of Sow Organic	$—	$433,131
Common stock issued in connection with investment in Progressive Beef	$—	$91,115
Common Stock issued in connection with acquisition of JVF Consulting	$—	$315,291
Equipment acquired under a capital lease	$—	$19,809
Lease incentive obligation	$—	$230,220

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

Liquidity and Capital Resources

At September 30, 2019, we had cash, cash equivalents and certificates of deposits (classified as short-term and long-term investments) of approximately $3,677,100 compared to approximately $1,981,000 at December 31, 2018. Our working capital at September 30, 2019 was approximately $3,503,500 compared to $2,669,700 at December 31, 2018.

Net cash provided by operating activities for the nine months ended September 30, 2019 was approximately $2,334,600 compared to net cash provided of $1,618,400 during the same period in 2018. Net cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock-based compensation expense, and deferred taxes.

Net cash used in investing activities for the nine months ended September 30, 2019, was approximately $14,300 compared to cash used in investing activities of $1,926,600 used in the 2018 period. Net cash used during the 2019 period was primarily attributable to routine purchases of property, equipment and software development costs offset by the redemption of a $250,000 certificate of deposit. The 2018 period net cash used was attributable to business acquisitions (Sow Organic and JVF Consulting) and other business investments (Progressive Beef) which utilized $1,850,000 of cash, $135,600 for the purchase of a 2,300-square foot building located in Medina, North Dakota, which was previously leased, approximately $140,300 for leasehold improvements for the expansion of our Corporate Office, and approximately $49,400 for other routine purchases of property and equipment, offset by $250,000 in proceeds from the maturity of a certificate of deposit.

Net cash used in financing activities for the nine months ended September 30, 2019, was approximately $382,500 compared to $153,800 used in the 2018 period. Net cash used in both the 2019 and 2018 periods was primarily due to the repurchase of common shares under the Stock Buyback Plan.

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

Debt Facility

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2020.  The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily.  Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due upon maturity.  As of September 30, 2019, and December 31, 2018, the effective interest rate was 6.5% and 7.0%, respectively.  The LOC is collateralized by all the business assets of International Certification Services, Inc. (“ICS”).  As of September 30, 2019, and December 31, 2018, there were no amounts outstanding under this LOC.

Off-Balance Sheet Arrangements

As of September 30, 2019, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2019 compared to the same period in fiscal year 2018

The following table shows information for reportable operating segments:

	Three months ended September 30, 2019				Three months ended September 30, 2018
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Intangible and other assets, net	$1,343,955	$2,053,842	$—	$3,397,797	$2,883,887	$1,983,577	$—	$4,867,464
Goodwill	1,133,122	2,010,612	—	3,143,734	1,840,956	1,372,488	—	3,213,444
Total assets	14,214,110	5,323,783	—	19,537,893	14,274,121	1,229,225	—	15,503,346

Revenues:
Verification and certification service revenue	$4,759,383	$—	$—	$4,759,383	$3,906,996	$—	$—	$3,906,996
Product sales	1,086,272	—	—	1,086,272	783,303	—	—	783,303
Software license, maintenance and support services revenue	—	286,816	(60,000)	226,816	—	208,541	—	208,541
Software-related consulting service revenue	—	196,723	(36,712)	160,011	—	226,538	—	226,538
Total revenues	$5,845,655	$483,539	$(96,712)	$6,232,482	$4,690,299	$435,079	$—	$5,125,378
Costs of revenues:
Costs of verification and certification services	2,733,350	—	(60,150)	2,673,200	2,098,462	—	—	2,098,462
Costs of products	696,579	—	—	696,579	489,149	—	—	489,149
Costs of software license, maintenance and support services	—	153,452	—	153,452	—	183,942	—	183,942
Costs of software-related consulting services	—	122,224	—	122,224	—	117,303	—	117,303
Total costs of revenues	3,429,929	275,676	(60,150)	3,645,455	2,587,611	301,245	—	2,888,856
Gross profit	2,415,726	207,863	(36,562)	2,587,027	2,102,688	133,834	—	2,236,522
Depreciation & amortization	78,620	178,568	—	257,188	102,944	138,230	—	241,174
Other operating expenses	1,519,708	232,698	(36,562)	1,715,844	1,442,568	135,277	—	1,577,845
Segment operating (loss)/income	$817,398	$(203,403)	$—	$613,995	$557,176	$(139,673)	$—	$417,503
Other items to reconcile segment operating income (loss) to net income attributable to WFCF:
Other expense (income)	(29,563)	(6)	—	(29,569)	(102,155)	—	—	(102,155)
Income tax (benefit)/expense	—	—	184,001	184,001	—	—	169,000	169,000
Net loss attributable to non-controlling interest	—	81,359	—	81,359	—	26,691	—	26,691
Net (loss)/income attributable to WFCF	$846,961	$(122,038)	$(184,001)	$540,922	$659,331	$(112,982)	$(169,000)	$377,349

	Nine months ended September 30, 2019				Nine months ended September 30, 2018
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Intangible and other assets, net	$1,343,955	$2,053,842	$—	$3,397,797	$2,883,887	$1,983,577	$—	$4,867,464
Goodwill	1,133,122	2,010,612	—	3,143,734	1,840,956	1,372,488	—	3,213,444
Total assets	14,214,110	5,323,783	—	19,537,893	14,274,121	1,229,225	—	15,503,346

Revenues:
Verification and certification service revenue	$11,314,318	$—	$—	$11,314,318	$10,210,947	$—	$—	$10,210,947
Product sales	2,362,663	—	—	2,362,663	1,633,509	—	—	1,633,509
Software license, maintenance and support services revenue	—	969,056	(147,277)	821,779	—	759,301	—	759,301
Software-related consulting service revenue	—	660,755	(84,234)	576,521	—	580,731	—	580,731
Total revenues	$13,676,981	$1,629,811	$(231,511)	$15,075,281	$11,844,456	$1,340,032	$—	$13,184,488
Costs of revenues:
Costs of verification and certification services	6,455,687	—	(123,123)	6,332,564	5,399,626	—	—	5,399,626
Costs of products	1,537,837	—	—	1,537,837	1,035,094	—	—	1,035,094
Costs of software license, maintenance and support services	—	469,065	—	469,065	—	489,887	—	489,887
Costs of software-related consulting services	—	394,660	—	394,660	—	280,310	—	280,310
Total costs of revenues	7,993,524	863,725	(123,123)	8,734,126	6,434,720	770,197	—	7,204,917
Gross profit	5,683,457	766,086	(108,388)	6,341,155	5,409,736	569,835	—	5,979,571
Depreciation & amortization	263,209	539,207	—	802,416	328,370	414,410	—	742,780
Other operating expenses	4,229,813	700,718	(108,388)	4,822,143	4,127,982	423,199	—	4,551,181
Segment operating (loss)/income	$1,190,435	$(473,839)	$—	$716,596	$953,384	$(267,774)	$—	$685,610
Other items to reconcile segment operating income (loss) to net income attributable to WFCF:
Other expense (income)	(89,538)	(1,009)	—	(90,547)	(108,661)	860	—	(107,801)
Income tax (benefit)/expense	—	—	230,090	230,090	—	—	257,000	257,000
Net loss attributable to non-controlling interest	—	181,829	—	181,829	—	53,261	—	53,261
Net (loss)/income attributable to WFCF	$1,279,973	$(291,001)	$(230,090)	$758,882	$1,062,045	$(215,373)	$(257,000)	$589,672

Verification and Certification Segment

Verification and certification service revenues consist of fees charged for verification audits and other verification and certification related services that the Company performs for customers. Fees earned from our WFCF labeling program are also included in our verification and certification revenues as it represents a value-added extension of our source verification.  Verification and certification service revenue for the three and nine months ended September 30, 2019 increased approximately $852,400, or 21.8% and $1,103,400 or 10.8%, respectively, compared to 2018. The increase is due to an increase in new verification customers, as well as an increase in product offerings.

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. Product sales for the three and nine months ended September 30, 2019 increased approximately $303,000, or 38.7% and $729,200 or 44.6%, respectively, compared to the same period in 2018. Overall, our product sales have increased primarily in response to the growth of the China export market and the requirement for source and age verification using an identification tag at birth for cattle.

Costs of revenues for our verification and certification segment for the three and nine months ended September 30, 2019 were approximately $2.7 million and $6.5 million, respectively, compared to approximately $2.1 million and $5.4 million for the same period in 2018. Gross margin for the three and nine months ended September 30, 2019 decreased to 41.3% and 41.6%, respectively, compared to 44.8% and 45.7% in 2018 primarily due to competitive pricing offered to dairy calf ranches for significantly higher purchase volumes of cattle identification ear tags. Our margins are generally impacted by various costs such as cost of products, salaries and benefits, insurance, and taxes.

Other operating expenses for the three months ended September 30, 2019 increased approximately 5.3% while the nine months ended September 30, 2019 increased 2.5%, compared to the same three and nine month periods in 2018.  Overall, the increase in our selling, general and administrative expenses is due in part to continued increase in head count and increasing public company compliance costs.

Software Sales and Related Consulting Segment

Software license, maintenance and support services revenue is a revenue stream specific to our acquisitions of SureHarvest, Sow Organic and JVF Consulting. We employ a SaaS revenue model that bundles annual software licenses with ongoing software enhancements and upgrades and a wide range of professional services that generate incremental revenue specific to the food and agricultural industry. For the three and nine months ended September 30, 2019, software license, maintenance and support services revenue increased approximately 37.6% and 27.6%, respectively, over 2018 predominately due to a significant increase in the number of billable hours of staff focused on software enhancements and upgrades.

Software-related consulting service revenue primarily represents fees earned from professional appearances, customer education and training related services. Software-related consulting service revenue for the three months ended September 30, 2019 decreased approximately 13.2% while the same revenue for the nine months ended September 30, 2019 increased 13.8%, compared to the same period in 2018. The three month decrease is due to fluctuations in customer demand for consulting services. The nine month increase is predominately due to growth in customer education and training services.

Costs of revenues for our software sales and related consulting segment for the three and nine months ended September 30, 2019 were approximately $275,700 and $863,700, respectively, compared to approximately $301,200 and $770,200 for the same period in 2018. Gross margin for the three and nine months ended September 30, 2019 improved to 43.0% and 47.0%, respectively, compared to 30.8% and 42.5% for the same period in 2018. The three and nine month increase in gross margin is due to efficiency gains realized after consolidating business acquisitions during 2019.

Other operating expenses for the three and nine months ended September 30, 2019 increased approximately 72.0% and 65.6%, respectively, compared to the same period in 2018. The increase is predominately due to additional fixed costs absorbed from the Sow Organic and JVF acquisitions.

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

Dividend Income from Progressive Beef

On August 9, 2018, the Company purchased a ten percent membership interest in Progressive Beef, LLC (“Progressive Beef”) for an aggregate purchase price of approximately $991,000. For the three and nine months ended September 30, 2019, the Company received dividend income of $30,000 and $90,000, respectively, from Progressive Beef representing a distribution of their earnings.

Income Tax Expense

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year.  For the three and nine months ended September 30, 2019, we recorded income tax expense of approximately $184,000 and $230,100 compared to income tax expense of $169,000 and $257,000 for the same period in 2018.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the three and nine months ended September 30, 2019 was approximately $540,900 and $758,900, respectively, or $0.02 and $0.03 per basic and diluted common share, respectively, compared to net income of approximately $377,300 and $589,700, or $0.02 and $0.02 per basic and diluted common share for the same periods in 2018.

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

●

As a smaller reporting company, we have limited accounting and financial reporting personnel and other resources with which to address our internal controls over financial reporting. Due to limited accounting personnel, we did not apply the appropriate level of review, oversight and segregation of duties to the accounting and financial reporting function. This resulted in the identification of a material weakness in our internal control over financial reporting. As of September 30, 2019, we have hired additional accounting personnel. Additionally, we have implemented a more robust review, supervision and monitoring of the financial reporting process also intended to remediate the identified material weakness.

●

The Company lacked effective procedures for ensuring review and approval related to journal entries. Due to the related risks associated with financial reporting, this deficiency has been deemed an individual material weakness. As of September 30, 2019, we have strengthened controls around the journal entry process, including limiting access and ensuring all journal entries are reviewed and approved by appropriate personnel.

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

In light of these material weaknesses, in preparing our financial statements for the three months ended September 30, 2019, we performed additional analyses and procedures to ensure that our consolidated financial statements included in this Form 10-Q have been prepared in accordance with U.S. GAAP. There have been no material misstatements identified in the financial statements as a result of these deficiencies.

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

The changes in our internal control over financial reporting that occurred prior to and during the three months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting are described above under the heading “Material Weakness in Internal Control over Financial Reporting and Remediation Plan.”

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2018 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 30, 2019, there have been no material changes to the risks disclosed in our most recent Annual Report on Form 10−K. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

Activity for the three months ended September 30, 2019 is as follows:

	Number of Shares	Cost of Shares	Average Cost per Share

Shares purchased - July 2019	31,604	57,105	$1.81
Shares purchased - August 2019	23,964	43,323	$1.81
Shares purchased - September 2019	10,957	18,600	$1.70
Total	66,525	119,028	$1.79

ITEM 6.  EXHIBITS

(a) Exhibits

Number	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2019	Where Food Comes From, Inc.
	By:	/s/ John K. Saunders
Chief Executive Officer

By:	/s/ Dannette Henning
Chief Financial Officer