Form 10-K
period 2019-12-31
Where Food Comes From, Inc.
filed 2020-03-05
CIK 1360565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 28, 2019, the last business day of our most recently completed second fiscal quarter, was $21,689,707, based on the closing stock price on June 28, 2019 of $1.77.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 20, 2020 was 25,049,462.

DOCUMENTS INCORPORATED BY REFERENCE: Part III is incorporated by reference from the registrant’s Definitive Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed, pursuant to Regulation 14A, within 120 days after the close of the registrant’s 2019 fiscal year.

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

The Company’s original name – Integrated Management Information, Inc. (d.b.a. IMI Global) – was changed to Where Food Comes From, Inc. in 2012 to better reflect the Company’s mission.  Early growth was attributable to source and age verification services for beef producers that wanted access to markets overseas following the discovery of “mad cow” disease in the U.S.  Over the years, WFCF has expanded its portfolio to include verification and software services for most food groups and over 50 programs and organizations.  This growth has been achieved both organically and through the acquisition of other companies.

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

The Company also provides sustainability programs, compliance management and farming information management solutions to drive sustainable value creation. We employ a software-as-a-service (“SaaS”) revenue model that bundles annual software licenses with ongoing software enhancements and upgrades and a wide range of professional consulting services that generate incremental revenue specific to the food and agricultural industry.

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

Government Regulation: Regulations including the U.S. Department of Agriculture’s Animal Disease Traceability program, international export requirements, non-GMO and gluten-free testing requirements, and ingredient labeling regulations are all impacting product verification.

Growth Strategy

Due to organic growth in our portfolio of auditing standards, consumer demand and acquisitions, our sales have grown rapidly from $1.1 million in 2006 to $20.8 million in 2019, a 13-year compounded annual growth rate of approximately 25%.

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

●

To expand on the industry’s largest solutions portfolio. We currently are verifying or certifying to more than 50 certification standards or guidelines. To our knowledge, that is the most in the industry.

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

We purchased the business assets of the Seller in exchange for total consideration of approximately $2.66 million, comprised of approximately $1,122,000 in cash and 850,852 shares of common stock of WFCF valued at approximately $1,534,900 on December 28, 2016. Additionally, we issued the Seller a 40% membership interest in SureHarvest.

On December 17, 2019 the Company exercised its option to acquire the remaining 40% membership interest in SureHarvest for $1,000,000 in cash and 303,951 shares of common stock of WFCF valued at approximately $547,000 based on the closing price of our stock on December 17, 2019 of $1.80 per share.

SureHarvest develops software and provides services related to sustainability measurement and benchmarking, traceability, verification and certification to the food and agriculture industries. Its patented sustainability software solutions support more than 6,000 agri-food operations, including growers, packers, shippers, processors, wineries and trade associations. We believe that SureHarvest provides us with complementary solutions and services, a unique customer base and a valuable patent portfolio. It expands and diversifies our commodity reach with high value specialty crops, including wine grapes, almonds, hazelnuts, mushrooms, cut flowers, leafy greens and other fresh produce. Additionally, the SaaS model bundles annual software subscriptions with professional services to provide predictable, recurring revenue.

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

As consumers want more assurance about the trustworthiness of labeling claims, there is a growing trend for verification of practices around sustainability.  As the agriculture, livestock and food industries continue to mature and expand internationally, there is an increasing need to record, manage, report and verify information regarding the source, age, genetic background, animal husbandry, environmental stewardship, practices surrounding the people and community, and other credence attributes. We believe verification of labeling claims by an independent third-party can meet consumer demands and expectations. Third-party verification also benefits producers, processors, distributors, restaurants, and retailers by addressing marketplace differentiation and global competitiveness.

Current Marketplace Opportunities

Because of growing demand for increased transparency into food production practices, we believe there are three main market drivers to promote forward momentum for our business:

Market Driver #1 - Consumer awareness and expectations

●

Per the Global Organic Food Market Forecast and Opportunities, 2020 produced by TechSci Research, the global organic food market is projected to grow at a compounded annual growth rate of 16%, in value terms, during 2015 – 2020. Growing awareness regarding health benefits of organic food consumption, rising per capita spending on organic food products and increasing health concerns due to the growing number of chemical poisoning cases are expected to drive global organic food market in the coming years. Moreover, easy accessibility and product labelling are also expected to drive the global organic food market over the next five years.  In addition, continuing product innovations and aggressive marketing strategies adopted by major players and online retailers would positively influence the global organic food market during the forecast period.

●

Most consumers are concerned about where their food comes from.  Robust insight into food practice and processes within the entire supply chain is fundamental to reducing the risk inherent to manufacturing food and protecting consumers.  For example, before a hamburger lands on a customer’s plate, at least half a dozen businesses – ranches, feedlots, packers, processors, distribution centers, and restaurants – have had a hand in its creation and transportation.  Through verification using our in-house technology, we collect data to provide transparency to the supply chain and trust to the consumer.

Market Driver #2 - Global competitiveness and risk mitigation among producers and retailers

●

At the December 2019 Organic Grower Summit, Nikki Rodoni, CEO and founder of Measure to Improve, stated “More and more growers are being asked by food companies to communicate everything from fertilizer efficiency to water efficiency to energy efficiency, as well as social responsibility.  All of this is an effort by food companies to mitigate their risk in the supply chain and to also credibly market that their products are sustainably sourced.  All of this being driven by customers making a shift to more sustainable products.

●

Producers, restaurant chains and retailers with dominant market shares and large buying power, like Dannon, McDonald’s and Wal-Mart, are leading the way in prioritizing sustainable food supply initiatives in response to consumer demands.  With information literally at our fingertips, Google searches and smart phone apps are making it easier to expose where sustainable food supply chains are, and where they are not.  We believe our technology will play a key role in capturing data to improve yields and communicate our customer’s values, practices and other initiatives to consumers.

●

Producers, packers, distributors and retailers understand that verification, identification and traceability are key competitive differentiators. Oftentimes, it is necessary for export into international markets, including Korea, Russia, China and the European Union.

Market Driver #3 - Government regulation

●

On July 15, 2019 the European Council approved an agreement to establish a duty-free tariff rate quote (TRQ) exclusively for the United States.  Under the agreement, American ranchers will have an initial TRQ of 18,500 metric tons annually, valued at approximately $220 million.  Over seven years, the TRQ will grow to 35,000 metric tons valued at approximately $420 million.  American ranchers will be guaranteed a bigger share of Europe’s beef market, with annual duty-free exports expected to grow from $150 million (or 13,000 metric tons) currently to $420 million (or 35,000 metric tons) when the agreement is fully implemented.  We believe the EU quota will continue to fuel demand for non-hormone treated cattle (“NHTC”).

●

The Phase One economic and trade agreement signed by the United States and China on January 15, 2020, will provide U.S. exporters of beef, pork and poultry, as well as live breeding cattle with expanded access to China’s rapidly growing market.  While the requirements for source and age verification are unclear at the moment, programs including Source and Age, NHTC and VNB continue to be significant drivers in many export markets.  Because of the 2-3 year life cycle of cattle, we believe producers and packers will be more willing to invest in verified cattle to access all export market opportunities.

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

REVENUES

We offer a wide array of services, including verification, certification, consulting and SaaS, to help food producers, brands and consumers differentiate certain attributes and production methods in the marketplace. We sell our services directly to customers at various levels in the agriculture, food and livestock supply chain. Most of our service offerings can be bundled to provide a “one-stop shop” for customers that have multiple levels of verification and certification needs, such as source verification and food safety certification. Our customers include some of the largest U.S. beef and pork packers, organic producers and processors, and specialty retail chains. No single customer generated more than 10% of the Company’s consolidated revenue in 2019 or 2018.

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

The Company also determined that it has a software sales and related consulting reportable segment. SureHarvest, which includes Sow Organic and JVF Consulting, is the sole operating segment under the software sales and related consulting reportable segment. This segment includes software license, maintenance, support and software-related consulting service revenues.

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

Verification and Certification Segment

Our verification and certification service revenues consist of fees charged for verification audits and other verification and certification related services that the Company performs for customers. We include fees earned from our WFCF labeling program and consulting/program development services in our verification and certification revenues due to the immateriality of the revenue stream and because it represents a value-added extension of our source verification. We are recognized and utilized by numerous standard-setting bodies as an accredited verification or certification service provider.  We enable food producers and brands to make certain claims on live animals or packaged food products by verifying that they are meeting the standards or guidelines associated with the claim(s) they are making.  For the years ended December 31, 2019 and 2018, our third-party verification programs provided 74.9% and 77.2% of our total revenue, respectively.

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. While our product sales have lower profit margins than do our proprietary offerings, the products allow us to offer our customers a comprehensive solution. Approximately 15.9% and 12.7% of our total revenue was generated by the sale of hardware during the years ended December 31, 2019 and 2018, respectively.

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

COMPETITION

The competition for third-party verification services in the food and agriculture industry is growing more intense, especially within the organic market. As of December 31, 2019, we estimate that there are approximately eight key competitors serving the food and agricultural industry, including Quality Assurance International, California Certified Organic Farmers, Oregon Tilth, Organic Crop Improvement Association, Earth Claims, FoodChain ID, NSF International, SGS and SCS Global Services. Differentiation hinges upon understanding all facets of food verification and the complex compliance challenges to make product verifications efficient, cost-effective, and seamless. Our core business and expertise focus on the “on farm” verifications to a variety of standards, guidelines and criteria, including source verification, natural, animal care and well-being, and sustainability verification.

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

EMPLOYEES

As of December 31, 2019, we had 66 total employees, of which 58 were full-time employees. Our future success is substantially dependent upon the performance of our key senior management personnel, as well as our ability to attract and retain highly qualified technical personnel. Additional information regarding certain risks related to our employees is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

John Saunders, 48, founded the Company in 1998 and has served as the Chief Executive Officer since then. Mr. Saunders is also the Chairman of the Board of Directors of the Company and has served in this position since 1998. Previously, Mr. Saunders was a partner and consultant for Pathfinder Consulting Services, Inc. in Parker, Colorado. An expert in both technology and the livestock industry, Mr. Saunders is a graduate of Yale University.

Leann Saunders, 49, began working for the Company in 2003 and has been the President of the Company since 2008. Mrs. Saunders is also a Director on our Board of Directors and has served in this position since January 2012. Prior to 2003, Mrs. Saunders worked for PM Beef Holdings (“PM”), an integrated beef company, and developed a supply system for PM’s Ranch to Retail product line and managed PM’s USDA Process Verified program. She then served as the company’s Vice President of Marketing and Communications. Prior to joining PM in 1996, Mrs. Saunders worked for McDonald’s Corporation as a Purchasing Specialist, and Hudson Foods Corporation. Mrs. Saunders graduated with a B.S. in Agriculture Business and an M.S. in Beef Industry Leadership from Colorado State University. Mrs. Saunders sits on the Board of Directors for the International Stockmen’s Education Foundation and was the Chair for the United States Meat Export Federation for the 2015-2016 year.

Dannette Henning, 50, has been the Chief Financial Officer of the Company since January 2008. Prior to her appointment, she was engaged by the Company as a consultant beginning in November 2007. From 2004 to 2007, Mrs. Henning was the Corporate Controller for Einstein Noah Restaurant Group. From 2001 to 2003, she served as the Controller for Vari-L Company. Mrs. Henning’s previous experience includes financial management positions with KPMG Peat Marwick, DF&R Restaurant Company, and CSI/CDC Company. Mrs. Henning is a Certified Public Accountant with more than 25 years of professional experience. She received a B.B.A. degree in Accounting from the University of Texas at Arlington.

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

Today, infectious disease and viral outbreaks appear to be emerging more quickly than ever. For example, Porcine Epidemic Diarrhea Virus (PEDv) negatively impacted the pork/sow industry in 2014 and Highly Pathogenic Avian Influenza, more commonly known as Bird Flu, impacted poultry operations in 2016. The Coronavirus is causing financial panic in China and has caused GDP growth to hit a wall and imports of food related products to be halted. Additionally, contagious disease or viral outbreaks create increased bio-exclusion considerations in our business. While we have created innovative solutions that mitigate the risk of transferring disease, we can give no assurance that we will be successful in overcoming the potential negative impact to the results of our operations.

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

In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2018, we identified control deficiencies that constitute material weaknesses in the design and operation of our internal control over financial reporting. Control deficiencies could result in a future material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.  The controls were remediated during 2019 and no internal control deficiencies were identified in preparation of the Company’s consolidated financial statements for the year ended December 31, 2019.

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

As of February 19, 2020, John Saunders, our Chairman and CEO, and Leann Saunders, our President, beneficially owned in the aggregate approximately 28% of our common stock.  These officers, if they determine to vote in the same manner, would have a significant impact on the outcome of any matter requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions or terms of any liquidation.  This concentration of ownership may have the effect of delaying or preventing a change in control of our company that may be favored by other shareholders.  This could prevent transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

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

We have not paid any cash dividends.

We have not declared or paid any cash dividends on our common stock since our incorporation Payment of future cash dividends, if any, will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, contractual restrictions, business prospects and other factors that the Board of Directors considers relevant. In the absence of dividends, investors will only see a return on their investment if the value of our common stock appreciates.

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

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None.

ITEM 2.            PROPERTIES

The Company leases approximately 15,700 square feet of office space for its corporate headquarters.  Total rental payments are approximately $39,400 per month as of December 31, 2019, which includes common area charges, and are subject to annual increases over the term of the lease. The lease agreement has an initial term of five years plus two renewal periods, which the Company is likely to renew. This space is being leased from a company in which our CEO and President, each a related party to the Company, have a 24.3% jointly held ownership interest.

In September 2017, the Company entered into a lease agreement for our Urbandale, Iowa office space.  The lease is for a period of two years and expired on August 31, 2019. This lease was extended for an additional 3 years, terminating on August 31, 2022. Rental payments are approximately $3,000 per month, which includes common area charges, and are not subject to annual increases over the term of the lease.

The Company owns approximately ¾ acre on which a 2,300-square foot building is located, in Medina, North Dakota. Until January 12, 2018, the Company leased space in this building under a five-year lease with an expiration date of March 1, 2018. Under the lease, the Company was charged a monthly rental rate of approximately $150 plus all insurance, taxes and other costs based on actual expenses to maintain the building.  On January 12, 2018, the Company purchased the 2,300-square foot building and terminated the lease. The purchase price of approximately $135,600 was funded by cash on hand.

In connection with our acquisition of SureHarvest, we added two locations in California: Soquel and Modesto. Our office space in Soquel expired on November 30, 2018 and was extended until February 28, 2019. It required rental payments of approximately $2,700 per month. The monthly rental payments for our leased space in Modesto was approximately $600 and the lease agreement was month-to-month. We ceased using the Modesto location in July 2018.

In connection with our acquisition of JVF, we added one additional location in Pleasanton, California. The lease expired November 30, 2018. Rental payments were approximately $2,200 per month.

In December 2018, we entered into a new lease agreement and relocated our offices in Soquel, Modesto and Pleasanton, California to San Ramon, California. The lease is for a period of sixty-six months and expires on May 1, 2024. Rental payments are approximately $5,900 per month as of December 31, 2019, which includes common area charges, and are subject to annual increases over the term of the lease.

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

Stockholders

As of February 19, 2020, we estimate that there were 117 record holders of our common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals and entities are registered in the name of Cede & Co. A nominee of The Depository Trust Company, Cede & Co. is a securities depository for banks and brokerage firms.

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

In connection with the acquisition of the non-controlling interest in SureHarvest Services, LLC, we issued 303,951 shares of common stock of Where Food Comes From, Inc. valued at approximately $547,000 based upon the closing price of our stock on December 17, 2019, of $1.80 per share.

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

Issuer Purchases of Equity Securities

On September 30, 2019, our Board of Directors approved a plan to buy back up to ten million additional shares of our common stock from the open market (“Stock Buyback Plan”). Our Stock Buyback Plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. In the future, we may consider additional share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, and planned investment and financing needs.

Activity for the quarter ended December 31, 2019 is as follows:

	Number of Shares	Cost of Shares	Average Cost per Share

Shares purchased - October 2019	46,323	$77,637	$1.68
Shares purchased - November 2019	43,009	67,885	$1.58
Shares purchased - December 2019	21,900	38,688	$1.77
Total	111,232	$184,210	$1.66

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

RESULTS OF OPERATIONS

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

The following table shows information for reportable operating business segments:

	Year ended December 31, 2019				Year ended December 31, 2018
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Intangible and other assets, net	$1,303,795	$1,943,900		$3,247,695	$1,464,435	$2,387,686	$—	$3,852,121
Goodwill	1,133,122	1,812,613		2,945,735	1,133,122	2,010,612	—	3,143,734
Total assets	13,236,311	5,001,150		18,237,461	9,178,009	5,285,929	—	14,463,938

Revenues:
Verification and certification service revenue	$15,564,411	$—	$—	$15,564,411	$13,743,311	$—	$—	$13,743,311
Product sales	3,300,799	—	—	3,300,799	2,266,771	—	—	2,266,771
Software license, maintenance and support services revenue	—	1,273,820	(207,277)	1,066,543	—	993,161	—	993,161
Software-related consulting service revenue	—	947,524	(104,861)	842,663	—	800,316	—	800,316
Total revenues	$18,865,210	$2,221,344	$(312,138)	$20,774,416	$16,010,082	$1,793,477	$—	$17,803,559
Costs of revenues:
Costs of verification and certification services	8,628,292	—	(183,983)	8,444,309	7,564,946	—	—	7,564,946
Costs of products	2,148,564	—	—	2,148,564	1,438,648	—	—	1,438,648
Costs of software license, maintenance and support services	—	615,248	—	615,248	—	644,746	—	644,746
Costs of software-related consulting services	—	486,880	—	486,880	—	411,468	—	411,468
Total costs of revenues	10,776,856	1,102,128	(183,983)	11,695,001	9,003,594	1,056,214	—	10,059,808
Gross profit	8,088,354	1,119,216	(128,155)	9,079,415	7,006,488	737,263	—	7,743,751
Depreciation & amortization	373,583	722,877	—	1,096,460	320,094	622,324	—	942,418
Other operating expenses	5,624,489	934,250	(128,155)	6,430,584	5,245,707	681,073	—	5,926,780
Segment operating (loss)/income	$2,090,282	$(537,911)	$—	$1,552,371	$1,440,687	$(566,134)	$—	$874,553
Other items to reconcile segment operating income (loss) to net income attributable to WFCF:
Other expense (income)	(92,584)	161,985	—	69,401	—	—	(109,433)	(109,433)
Income tax (benefit)/expense	—	—	460,000	460,000	—	—	309,008	309,008
Net loss attributable to non-controlling interest	—	322,195	—	322,195	—	125,758	—	125,758
Net (loss)/income attributable to WFCF	$2,182,866	$(377,701)	$(460,000)	$1,345,165	$1,440,687	$(440,376)	$(199,575)	$800,736

Verification and Certification Segment

Verification and certification service revenues consist of fees charged for verification audits and other verification and certification related services that the Company performs for customers. Fees earned from our WFCF labeling program are also included in our verification and certification revenues as it represents a value-added extension of our source verification.  Verification and certification service revenue for the year ended December 31, 2019 increased approximately $1.82 million, or 13.3% compared to 2018. Overall, the increase is due to an increase in new verification customers, as well as an increase in product offerings. We continue to see increased demand from cattle producers in response to the re-opening of the export market to China as discussed in Item 1. “Business - Industry Background - Current Marketplace Opportunities.”

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. Product sales for the year ended December 31, 2019 increased approximately $1.0 million, or 45.6% compared to 2018. Overall, our product sales have increased primarily in response to the re-opening of the China export market and the requirement for source and age verification using an identification tag at birth for cattle.

Costs of revenues (for services and product sales) for the verification and certification segment for the year ended December 31, 2019 were approximately $10.6 million compared to approximately $9.0 million in 2018. Gross margin for the year ended December 31, 2019 decreased slightly to 42.2% compared to 43.8% in 2018. Our margins are impacted primarily due to competitive pricing offered to dairy calf ranches for significantly higher purchase volumes of cattle identification ear tags.  Our margins are generally impacted by various costs such as cost of products, salaries and benefits, insurance and taxes.

Selling, general and administrative expenses for the year ended December 31, 2019 increased 5.5% compared to 2018. Overall, the increase in our selling, general and administrative expenses is due in part to continued increase in head count and increasing public company compliance costs and professional fees due to implementing new accounting standards.

Software Sales and Related Consulting Segment

Software license, maintenance and support services revenue is a revenue stream specific to our acquisitions of SureHarvest, Sow Organic and JVF Consulting. We employ a SaaS revenue model that bundles annual software licenses with ongoing software enhancements and upgrades and a wide range of professional services that generate incremental revenue specific to the food and agricultural industry. For the year ended December 31, 2019, software license, maintenance and support services revenue increased approximately 7.4% over 2018 predominately due to an increase in the number of billable hours of staff focused on software enhancements and upgrades.

Software-related consulting service revenue primarily represents fees earned from professional appearances, customer education and training related services specific to our acquisition of SureHarvest. Software-related consulting service revenue for the year ended December 31, 2019 increased approximately 5.3% over 2018 predominately due to growth in customer education and training services.

Costs of revenues for our software sales and related consulting segment for the years ended December 31, 2019 and 2018 were approximately $1.1 million. For the year ended December 31, 2019, gross margin increased to 58.6% compared to 41.1% in 2018. The lower margin in 2018 was predominately due to additional costs absorbed from the Sow Organic and JVF acquisitions during 2018. Our margins in 2019 are impacted by changes in overall efficiency, as well as streamlining other costs of salaries and benefits, insurance, and taxes.

Selling, general and administrative expenses for the year ended December 31, 2019 increased 27.1% compared to 2018. The increase is predominately due to additional fixed costs absorbed from the Sow Organic and JVF acquisitions.

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

Dividend Income from Progressive Beef, LLC

On August 9, 2018, the Company purchased a ten percent membership interest in Progressive Beef, LLC (“Progressive Beef”) for an aggregate purchase price of approximately $991,000. The Company received dividend income of $120,00 and $100,000 during 2019 and 2018, respectively, from Progressive Beef representing a distribution of their earnings.

Income Tax Expense

For the year ended December 31, 2019, we recorded income tax expense of approximately $460,000 compared to approximately $309,000 for 2018. The effective tax rate for the year ended December 31, 2019 was 30.1% compared to a federal corporate rate of 21.0%. The increase is primarily related to expired/forfeited stock options and the minority interest in SureHarvest. The effective tax rate for the year ended December 31, 2018 was 31.4%.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the year ended December 31, 2019 was approximately $1,345,200 or $0.05 per basic and diluted common share, compared to approximately $800,700 or $0.03 per basic and diluted common share in 2018.

Liquidity and Capital Resources

At December 31, 2019, we had cash, cash equivalents and certificates of deposits (classified as short-term and long-term investments) of approximately $2.9 million compared to approximately $2.0 million at December 31, 2018. Our working capital at December 31, 2019 was approximately $3.1 million compared to approximately $2.7 million at December 31, 2018.

Net cash provided by operating activities during 2019 was approximately $2.9 million compared to net cash provided by operating activities of $1.2 million during the same period in 2018. Net cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock-based compensation expense, and deferred taxes. Fluctuations are primarily due to operating performance offset by the timing of cash receipts and cash disbursements.

Net cash used in investing activities during 2019 was approximately $1.1 million compared to net cash used in investing activities of approximately $2.0 million during 2018. Net cashed used in the 2019 period was primarily the $1.0 million cash paid in the acquisition of the non-controlling interest in SureHarvest.  Net cash used in the 2018 period was primarily attributable to business acquisitions (Sow Organic and JVF Consulting) and other business investments (Progressive Beef) for $1.9 million in cash, $0.1 million for the purchase of a 2,300-square foot building located in Medina, North Dakota, which was previously leased, approximately $0.1 million for leasehold improvements for the expansion of our Corporate Office, offset by $0.3 million in proceeds from the maturity of a certificate of deposit.

Net cash used in financing activities during 2019 was approximately $0.6 million compared to net cash used of $0.4 million in the 2018 period. Net cash used in the both the 2019 and 2018 period was primarily due to the repurchase of common shares under the Stock Buyback Plan.

Historically, our growth has been funded through a combination of convertible debt from private investors and private placement offerings and more recently cashflows from operations. We continually evaluate all funding options, including additional offerings of our securities to private, public and institutional investors and other credit facilities as they become available.

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

Debt Facility

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2020.  The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily.  Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due upon maturity.  As of December 31, 2019, and 2018, the effective interest rate was 6.25% and 7.0%, respectively.  The LOC is collateralized by all the business assets of International Certification Services, Inc. (“ICS”), a subsidiary of WFCF.  As of December 31, 2019, and 2018, there were no amounts outstanding under this LOC.

Off Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet arrangements of any type.

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

We had deferred revenue of approximately $0.6 million and $0.5 million at December 31, 2019 and 2018, respectively, primarily related to the annual certification period for certain of our third-party crop and other processed product audits. The balance of these contract liabilities at the beginning of the period is expected to be recognized as revenue during 2020.

Software Sales and Related Consulting Segment

We predominately offer software products via a SaaS model, which is an annual subscription-based model. Support services are generally included in the subscription. We also provide web-hosting services on an annual basis to all of our customers in conjunction with their software subscription.

We recognize revenue related to the SaaS arrangement over an annual subscription period utilizing a time-based output measure of progress that results in a straight-line attribution of revenue. We had deferred revenue of approximately $0.2 million at both December 31, 2019 and 2018, primarily due to the SaaS arrangements.

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

Calculating stock-based compensation expense using the Black-Scholes-Merton option-pricing model requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. We consider many factors when estimating expected forfeitures, including the types of awards, employee classification and historical experience. Actual forfeitures may differ substantially from our current estimate. Under this pricing model, which incorporates ranges of assumptions for inputs, our assumptions are as follows:

●	Dividend yield is based on our historical policy of not paying cash dividends.
●	Expected volatility assumptions were derived from our actual volatilities.
●	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant with maturity dates approximately equal to the expected term at the grant date.
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

As of December 31, 2019, we concluded that a valuation allowance against our deferred tax assets was not considered necessary. As of December 31, 2019, and 2018, the Company did not have an unrecognized tax liability. Changes in these estimates and assumptions could materially affect the tax provision as recorded.

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

As of December 31, 2019, we had approximately $2.9 million of goodwill.

During the fourth quarter of 2019, we performed a qualitative assessment on our ICS and Validus reporting units (within the Verification and Certification Services segment) and concluded that the fair value of the reporting units exceeded their carrying value.

Also, during the fourth quarter of 2019, we utilized a valuation expert to estimate the fair value of our SureHarvest reporting unit. SureHarvest, which includes Sow Organic and JVF Consulting, is the sole operating segment within the Software Sales and Related Consulting segment. We estimated fair value using a 14-year projection of discounted cash flows which incorporates planned growth rates, market-based discount rates and estimates of residual value. Additionally, we used a market-based, weighted-average cost of capital of 20.1% to discount the projected cash flows of those operations. As of December 31, 2019, the fair value did not exceed the carrying value of net assets by approximately 4.0%. An impairment of goodwill was recognized of $0.2 million during the year ended 2019.

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

As of December 31, 2019, there have been no changes to the indefinite life determination pertaining to these intangible assets. Based on the qualitative assessment on Validus reporting unit, we concluded that the likelihood of the indefinite lived asset being impaired was below a “more-likely-than-not” threshold.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Where Food Comes From, Inc.

Castle Rock, Colorado

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheet of Where Food Comes From, Inc. and its subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of operations, equity, and cash flows, for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Causey Demgen & Moore, P.C.

We have served as the Company’s auditors since 2019.

Denver, Colorado

March 5, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Where Food Comes From, Inc.

Castle Rock, Colorado

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheet of Where Food Comes From, Inc. (the “Company”) as of December 31, 2018, and the related consolidated statement of operations, equity, and cash flows, for the year ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Crowe LLP

We served as the Company’s auditors from 2018 to 2019.

Denver, Colorado

March 29, 2019

Where Food Comes From, Inc.

Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$2,637,665	$1,482,391
Accounts receivable, net of allowance	2,515,244	2,205,162
Short-term investments in certificates of deposit	258,097	245,597
Prepaid expenses and other current assets	450,346	439,424
Total current assets	5,861,352	4,372,574
Property and equipment, net	1,545,294	1,675,472
Right-of-use assets	3,268,343	—
Long-term investments in certificates of deposit	—	252,999
Investment in Progressive Beef	991,115	991,115
Intangible and other assets, net	3,247,695	3,852,121
Goodwill, net	2,945,734	3,143,734
Deferred tax assets, net	377,928	175,923
Total assets	$18,237,461	$14,463,938

Liabilities and Equity
Current liabilities:
Accounts payable	$1,022,835	$533,925
Accrued expenses and other current liabilities	673,768	492,601
Deferred revenue	797,033	654,872
Current portion of notes payable	—	10,173
Current portion of finance lease obligations	8,317	11,309
Current portion of operating lease obligations	239,519	—
Total current liabilities	2,741,472	1,702,880
Notes payable, net of current portion	—	32,220
Finance lease obligations, net of current portion	21,405	32,747
Operating lease obligation, net of current portion	3,525,462	—
Deferred rent liability	—	119,187
Lease incentive obligation	—	362,088
Total liabilities	6,288,339	2,249,122

Commitments and contingencies

Contingently redeemable non-controlling interest	—	1,449,007

Equity:
Preferred stock, $0.001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.001 par value; 95,000,000 shares authorized; 25,802,066 (2019) and 25,473,115 (2018) shares issued, and 24,977,344 (2019) and 24,968,256 (2018) shares outstanding	25,802	25,473
Additional paid-in-capital	11,424,512	11,031,264
Treasury stock of 824,722 (2019) and 504,859 (2018) shares	(1,664,490)	(1,109,061)
Retained earnings	2,163,298	818,133
Total equity	11,949,122	10,765,809
Total liabilities and stockholders’ equity	$18,237,461	$14,463,938

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Operations

	Year ended December 31,
	2019	2018
Revenues:
Verification and certification service revenue	$15,564,411	$13,743,311
Product sales	3,300,799	2,266,771
Software license, maintenance and support services revenue	1,066,543	993,161
Software-related consulting service revenue	842,663	800,316
Total revenues	20,774,416	17,803,559
Costs of revenues:
Costs of verification and certification services	8,444,309	7,564,946
Costs of products	2,148,564	1,438,648
Costs of software license, maintenance and support services	615,248	644,746
Costs of software-related consulting services	486,880	411,468
Total costs of revenues	11,695,001	10,059,808
Gross profit	9,079,415	7,743,751
Selling, general and administrative expenses	7,527,044	6,869,198
Income from operations	1,552,371	874,553
Other expense (income):
Dividend income from Progressive Beef	(120,000)	(100,000)
Gain on sale of assets	(9,326)	—
Impairment of goodwill	198,000	—
Other income, net	(9,330)	(14,270)
Interest expense	10,057	4,837
Income before income taxes	1,482,970	983,986
Income tax expense	460,000	309,008
Net income	1,022,970	674,978
Net loss attributable to non-controlling interest	322,195	125,758
Net income attributable to Where Food Comes From, Inc.	$1,345,165	$800,736

Per share - net income attributable to Where Food Comes From, Inc.:
Basic	$0.05	$0.03
Diluted	$0.05	$0.03

Weighted average number of common shares outstanding:
Basic	24,850,409	24,825,933
Diluted	25,027,247	24,989,457

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2019	2018

Operating activities:
Net income	$1,022,970	$674,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,096,460	942,418
Impairment of goodwill	198,000	—
Lease incentive obligation	—	(15,321)
Deferred rent liability	—	119,187
Write-off beneficial lease arrangement	—	56,457
Gain on sale of assets	(9,326)	—
Stock-based compensation expense	162,405	161,128
Deferred tax benefit	(97,645)	(96,301)
Bad debt expense	27,295	30,000
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable	(337,377)	(336,412)
Short-term investments	(12,500)	(5,390)
Prepaid expenses and other assets	(10,922)	(194,351)
Accounts payable	488,910	76,618
Accrued expenses and other current liabilities	181,167	(108,814)
Deferred revenue	142,161	(150,027)
Right of use assets and liabilities, net	23,333	—
Net cash provided by operating activities	2,874,931	1,154,170

Investing activities:
Acquisition of Sow Organic	—	(450,000)
Acquisition of JVF Consulting	—	(500,000)
Acquisition of non-controlling interest in SureHarvest Services, LLC, net of tax effect	(1,000,000)	—
Investment in Progressive Beef	—	(900,000)
Proceeds from sale of assets	1,000	—
Purchases of property, equipment and software development costs	(369,200)	(366,691)
Proceeds from maturity of short-term investments	252,999	250,000
Redemption (purchases) of other long-term assets	—	(8,131)
Net cash used in investing activities	(1,115,201)	(1,974,822)

Financing activities:
Repayments of notes payable	(42,393)	(9,505)
Repayments of finance lease obligations	(6,634)	(8,699)
Stock repurchase under Stock Buyback Plan	(555,429)	(384,531)
Net cash used in financing activities	(604,456)	(402,735)
Net change in cash	1,155,274	(1,223,387)
Cash at beginning of period	1,482,391	2,705,778
Cash at end of period	$2,637,665	$1,482,391

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statement of Equity

Years ended December 31, 2018 and 2019

	Common Stock		Additional Paid-in	Treasury	Retained
	Shares	Amount	Capital	Stock	Earnings	Total

Balance at January 1, 2018	24,652,895	$24,972	$10,353,037	$(724,530)	$17,397	$9,670,876

Effect of acquisition fair value adjustment	—	—	(321,937)	—	—	(321,937)
Stock-based compensation expense	—	—	161,128	—	—	161,128
Issuance of common shares in acquisition of Sow Organic LLC	217,654	218	432,913	—	—	433,131
Issuance of common shares for investment in Progressive Beef LLC	50,340	50	91,065	—	—	91,115
Issuance of common shares in acquisition of JVF Consulting LLC	158,437	159	315,132	—	—	315,291
Repurchase of common shares under Stock Buyback Plan	(185,070)	—	—	(384,531)	—	(384,531)
Vesting of restricted shares issued to employees	74,000	74	(74)	—	—	—
Net income attributable to Where Food Comes From, Inc.	—	—	—	—	800,736	800,736
Balance at December 31, 2018	24,968,256	$25,473	$11,031,264	$(1,109,061)	$818,133	$10,765,809

Stock-based compensation expense	—	—	162,405	—	—	162,405
Acquisition of non-controlling interest in SureHarvest Services, LLC, net of tax effect	303,951	304	230,868	—	—	231,172
Repurchase of common shares under Stock Buyback Plan	(319,863)	—	—	(555,429)	—	(555,429)
Vesting of restricted shares to Employees	25,000	25	(25)	—	—	—
Net income attributable to Where Food Comes From, Inc.	—	—	—	—	1,345,165	1,345,165
Balance at December 31, 2019	24,977,344	$25,802	$11,424,512	$(1,664,490)	$2,163,298	$11,949,122

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

Note 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

We place our cash with high quality financial institutions.  At times, cash balances may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limit; however, we have not experienced any losses related to balances that exceed such FDIC insurance limits (currently $250,000), and we believe our credit risk is minimal. At times, we may also invest in short-term investments with original maturities of three months or less, which we consider to be cash and cash equivalents, since they are readily convertible to cash.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

Short-Term Investments in certificates of deposit

Certificates of deposit with original maturities greater than three months and remaining maturities less than one year are classified as “short-term investments.”

Long-Term Investments in certificates of deposit

Certificates of deposit with original maturities greater than three months and remaining maturities greater than one year are classified as “long-term investments.” As of December 31, 2019, the previous long-term investments fully mature in May 2020 and have been reclassed to short-term investments in certificates of deposit.

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

We recognize revenue related to consulting services over time in accordance with ASC 606. This is because our performance does not create an asset with an alternative use, as consulting services, and, if applicable, any related software enhancements, are highly tailored to the farming industry specific to the given customer, and we have an enforceable right to payment, inclusive of profit, for performance completed to date. As a result, for our consulting services, we have elected to utilize the practical expedient that allows us to recognize revenue in the amount to which we have a right to invoice, as we believe that we have a right to consideration from a customer in an amount that corresponds directly with the value to the customer of our performance completed to date for the provision of consulting services.

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

Revenue attributable to each of our identified revenue categories is disaggregated in the table below.

	Year ended December 31, 2019				Year ended December 31, 2018
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Revenues:
Verification and certification service revenue	$15,564,411	$—	$—	$15,564,411	$13,743,311	$—	$—	$13,743,311
Product sales	3,300,799	—	—	3,300,799	2,266,771	—	—	2,266,771
Software license, maintenance and support services revenue	—	1,273,820	(207,277)	1,066,543	—	993,161	—	993,161
Software-related consulting service revenue	—	947,524	(104,861)	842,663	—	800,316	—	800,316
Total revenues	$18,865,210	$2,221,344	$(312,138)	$20,774,416	$16,010,082	$1,793,477	$—	$17,803,559

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

As of December 31, 2019, and January 1, 2019, accounts receivable from contracts with customers, net of allowance for doubtful accounts, were approximately $2.5 million and $2.2 million, respectively.

As of December 31, 2019, and January 1, 2019, deferred revenue from contracts with customers were approximately $0.8 million and $0.7 million, respectively. The balance of the contract liabilities at December 31, 2018 was recognized as revenue in 2019 and the balance at December 31, 2019 is expected to be recognized as revenue during 2020.

The following table reflects the changes in our contract liabilities during the year ended December 31, 2019:

Deferred revenue:
Unearned revenue January 1, 2019	$654,873
Unearned billings	2,683,647
Revenue recognized	(2,541,487)
Unearned revenue December 31, 2019	$797,033

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

Costs to fulfill a contract

Prior to August 2018, we incurred a fixed cost, payable to JVF Consulting, LLC, a third-party provider, to perform set-up activities for new (or first-year) customers that contract for our software subscription and hosting services. As discussed in Note 3, on August 30, 2018, we acquired JVF Consulting, which included three key employees. We concluded that those set-up activities performed by JVF did not transfer a good or service as defined in ASC 606 to our customers.

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

The ending balance at December 31, 2018 of capitalized assets attributable to the set-up costs incurred to fulfill software subscription and hosting contracts was not material. No set-up costs related to our software subscription and hosting services were incurred for the years-ended December 31, 2019 and 2018.

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

Accounts Receivable and Allowance for Doubtful Accounts

Our receivables are generally due from trade customers. Credit is extended based on our evaluation of the customer’s financial condition, and generally collateral is not required. Accounts receivable are generally due approximately 30 days from the invoice date and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts receivable that are outstanding longer than the contractual payment terms are considered past due.  We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss and payment history, the customer’s current ability to pay its obligations to us and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The allowance for doubtful accounts was approximately $75,700 and $65,400, at December 31, 2019 and 2018, respectively.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

No single customer accounted for greater than 10% of our accounts receivable balances at December 31, 2019 and 2018.

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

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

Research and Development and Software Development Costs

Research and development costs are charged to operations as incurred. We did not incur any research and development expense in 2019 and 2018.

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

Software development costs for external sale are capitalized once technological feasibility is achieved. Capitalized costs are amortized over the expected benefit period. We generally expense a significant portion of software development costs because technological feasibility occurs very late in the software development process. In connection with our acquisitions (Note 3), software developed for external sale with an estimated fair value of approximately $921,000 is included in property and equipment at both December 31, 2019 and 2018. During 2019 and 2018, the amortization of capitalized costs totaled approximately $256,000 and $222,000, respectively, and is included in depreciation expense (Note 4).

Advertising and Marketing Expenses

Advertising and marketing costs are expensed as incurred. Total advertising and marketing expenses for the years ended December 31, 2019 and 2018, were approximately $466,400 and $477,300, respectively.

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

The accounting standard related to income taxes applies to all tax positions and defines the confidence level that a tax position must meet in order to be recognized in the financial statements.  The accounting standard requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date.  If a tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits.  This standard also provides guidance on the presentation of tax matters and the recognition of potential Internal Revenue Service interest and penalties. As of December 31, 2019 and 2018, the Company did not have an unrecognized tax liability.

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. The Company did not incur any interest and penalties for the years ended December 31, 2019 and 2018.

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

Calculating stock-based compensation expense using the Black-Scholes-Merton option-pricing model requires the input of highly subjective assumptions, including the expected term of the stock-based awards, stock price volatility, and the pre-vesting option forfeiture rate. We consider many factors when estimating expected forfeitures, including the types of awards, employee classification and historical experience. Actual forfeitures may differ substantially from our current estimate. Under this pricing model, which incorporates ranges of assumptions for inputs, our assumptions are as follows:

●	Dividend yield is based on our historical policy of not paying cash dividends.
●	Expected volatility assumptions were derived from our actual volatilities.
●	The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the date of grant with maturity dates approximately equal to the expected term at the grant date.
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

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

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

The impact of adoption on our current period results is as follows:

	Year ended December 31, 2018
	Under ASC	Under ASC	Increase /
	606	605	(Decrease)
Revenues:
Verification and certification service revenue	$—	$170,340	$(170,340)
Costs and expenses:
Cost of verification and certification services	$—	$170,340	$(170,340)
Gross profit	$—	$—	$—
Net income (loss)	$—	$—	$—
Retained earnings	$—	$—	$—

Where Food Comes From, Inc.
Notes to the Consolidated Financial Statements

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

On January 1, 2019, we adopted ASU 2017-09, Leases, which requires lessees to recognize a right-of-use asset and a lease liability for all leases that are not short-term in nature. For a lessor, the accounting applied is also largely unchanged from previous guidance.  Additionally, we elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and will not restate prior periods. The adoption of this update did have a material impact on assets and liabilities on the balance sheet as the standard requires the recognition of a right of use asset and corresponding lease liability. However, the adoption dd not have a material impact to our consolidated results of operations or statement of cash flows.

On January 1, 2019, we adopted ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments made to nonemployees so the accounting for such payments is substantially the same as those made to employees. Under this ASU, share-based awards to nonemployees will be measured at fair value on the grant date of the awards, entities will need to assess the probability of satisfying performance conditions if any are present, and awards will continue to be classified according to Accounting Standards Codification (“ASC”) 718 upon vesting which eliminates the need to reassess classification upon vesting, consistent with awards granted to employees. The adoption of this update did not have a material impact on our Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In September 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. The Company is currently required to adopt the new standard in 2023.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 8420): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the requirements associated with the hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. The provisions of this ASU are effective for reporting periods after December 15, 2019; early adoption is permitted. The Company has performed its analysis and determined there will be no material impact to the Company’s financial statements with the implementation of this standard.

In August 2018 the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal Use Software - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which amends the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract to align with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. There will be no material impact to the Company’s financial statements with the implementation of this standard.

Note 3 – Business Acquisitions

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

JVF Consulting, LLC:	August 30, 2018	Adjustments	August 30, 2018 (as adjusted)
Software acquired	$250,000	(43,000)	$207,000
Identifiable intangible assets:
Tradenames and trademarks	5,290	81,710	87,000
Non-compete agreements	10,000	27,000	37,000
Customer relationships	100,000	4,000	104,000
Goodwill	450,000	(69,710)	380,290
Total consideration	$815,290		$815,290

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

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

SureHarvest Consulting, LLC

On December 17, 2019 the Company exercised its option to acquire the remaining 40% membership interest in SureHarvest for $1,000,000 in cash and 303,951 shares of common stock of WFCF valued at approximately $547,000 based on the closing price of our stock on December 17, 2019 of $1.80 per share. The Additional Paid-In Capital amount reflected on the Consolidated Statement of Equity includes adjustments for deferred income tax of approximately $102,000 and reversal of the previously recorded allocation of net losses attributable to the non-controlling interest of approximately $420,000.

Note 4 - Property and Equipment

The major categories of property and equipment are as follows as of December 31st:

	2019	2018

Automobiles	$115,127	$130,841
Furniture and office equipment	539,122	419,014
Software and tools	1,449,216	1,299,454
Website development and other enhancements	183,385	183,385
Building and leasehold improvements	992,386	984,058
Land	2,436	2,436
	3,281,672	3,019,188
Less accumulated depreciation	1,736,378	1,343,716
Property and equipment, net	$1,545,294	$1,675,472

Total depreciation expense for the years ended December 31, 2019 and 2018 was approximately $472,600 and $372,300, respectively. Depreciation expense for assets recorded under finance leases was approximately $22,000 and $8,967 for the years ended December 31, 2019 and 2018, respectively.

Note 5 - Investment in Progressive Beef, LLC

On August 9, 2018, the Company purchased a ten percent membership interest in Progressive Beef, LLC (“Progressive Beef”) for an aggregate purchase price of approximately $991,000. The purchase price was payable in cash of $900,000 and 50,340 shares of common stock of WFCF valued at approximately $91,100 based upon the closing price of our stock on August 9, 2018, of $1.81 per share. Where Food Comes From is the primary certifier for Progressive Beef. As of December 31, 2019 and 2018, the Company received dividend income of approximately $120,000 and $100,000, respectively, from Progressive Beef representing a distribution of their earnings. The income is reflected within the “other (expense) income” section of the Company’s Consolidated Statement of Income for the years ended December 31, 2019 and 2018. The investment is accounted for as a financial instrument under ASC 321 and the Company has elected to apply the practical expedient to value the investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The Company completed a qualitative assessment and determined that there were no impairment indicators as of December 31, 2019 and 2018.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 6 – Intangible and Other Assets

The following table summarizes our intangible assets as of:

	December 31,	December 31,	Estimated
	2019	2018	Useful Life
Intangible assets subject to amortization:
Tradenames and trademarks	$417,307	$417,307	2.5 - 8.0 years
Accreditations	85,395	85,395	5.0 years
Customer relationships	3,350,551	3,350,551	3.0 - 15.0 years
Patents	970,100	970,100	4.0 years
Non-compete agreements	121,000	121,000	5.0 years
	4,944,353	4,944,353
Less accumulated amortization	2,181,984	1,577,558
	2,762,369	3,366,795
Tradenames/trademarks (not subject to amortization)	465,000	465,000
	3,227,369	3,831,795
Other assets	20,326	20,326
Intangible and other assets:	$3,247,695	$3,852,121

We reviewed our long-lived assets for indicators of impairment in 2019 and 2018 and concluded in each year that no impairments exist.

Amortization expense for the years ended December 31, 2019 and 2018 was approximately $604,400 and $570,100, respectively.

As of December 31, 2019, future scheduled amortization of intangible assets is as follows:

Fiscal year ending December 31:

2020	579,925
2021	330,666
2022	318,106
2023	277,636
2024	266,403
Thereafter	989,634
$2,762,370

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 7 – Goodwill

Changes in the net carrying value of goodwill by segment are as follows:

	Verification and Certification Segment	Software Sales and Related Consulting Segment	Consolidated
January 1, 2018	$1,279,762	$1,372,488	$2,652,250
Additions	—	813,421	813,421
Adjustments	(146,640)	(175,297)	(321,937)
December 31, 2018	$1,133,122	$2,010,612	$3,143,734
Additions	—	—	—
Impairment	—	(198,000)	(198,000)
December 31, 2019	$1,133,122	$1,812,612	$2,945,734

Annual Impairment Test of Goodwill

We performed a qualitative assessment on our ICS and Validus reporting units (within our reportable operating segment: Verification and Certification Segment) for our 2019 annual test and concluded that it was more-likely-than-not that the fair value of the reporting unit exceeded its carrying value and, therefore, a two-step impairment test was not necessary. The qualitative assessment compares current performance, expectations and other indicators against what was expected as part of the most recent Step 1 valuation. Consequently, the key estimates and assumptions related to the most recent Step 1 valuation pertaining to this reporting unit had not changed since our previous annual report.

For our 2019 annual test, we performed a quantitative assessment on our SureHarvest reporting unit. SureHarvest, which includes Sow Organic and JVF Consulting, is the sole operating segment within the Software Sales and Related Consulting segment. We estimated the SureHarvest reporting unit’s fair value using a 14-year projection of discounted cash flows which incorporates planned growth rates, market-based discount rates and estimates of residual value. Additionally, we used a market-based, weighted-average cost of capital of 20.1% to discount the projected cash flows of those operations. Estimating the fair value of an individual reporting unit requires us to make assumptions and estimates regarding our future plans, industry and economic conditions and our actual results and conditions may differ over time. If the carrying value of a reporting unit’s net assets exceeds its fair value, the second step is applied to measure the difference between the carrying value and implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, the goodwill is considered impaired and reduced to its implied fair value. In connection with our testing, we noted the SureHarvest reporting unit was more sensitive to near-term changes in discounted cash flow assumptions. As of December 31, 2019, the fair value did not exceed the carrying value of net assets by approximately 4.0%.  An impairment of goodwill of approximately $198,000 was recognized as of December 31, 2019.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 8 – Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities as of:

	December 31, 2019	December 31, 2018
Income and sales taxes payable	$170,850	$19,978
Payroll related accruals	201,015	147,798
Customer deposits	62,305	72,982
Professional fees and other expenses	239,598	251,843
	$673,768	$492,601

Note 9 - Notes Payable and Lease Obligations

Equipment Note

	December 31, 2019	December 31, 2018

Vehicle note	$—	$42,393
Less current portion of notes payable and other long-term debt	—	(10,173)
Notes payable and other long-term debt	$—	$32,220

In September 2017, we entered into a note payable of $54,165 for the purchase of a vehicle. Interest and principal payments are due in equal monthly installments of $1,087 over five years beginning October 2017. This note bears an interest rate of 7.44% per annum and is fully secured by the vehicle.  The Company paid the balance of the note in full during 2019.

Unison Revolving Line of Credit

The Company has a revolving line of credit (“LOC”) agreement which matures on April 12, 2020.  The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily.  Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due upon maturity.  As of December 31, 2019 and 2018, the effective interest rate was 6.25% and 7.0%, respectively.  The LOC is collateralized by all the business assets of ICS.  As of December 31, 2019 and 2018, there were no amounts outstanding under this LOC.

Lease Obligations

We have operating and finance leases for corporate offices, other regional offices, and certain equipment. Our leases have remaining lease terms of 1 year to 15 years, some of which include multiple options to extend the leases for up to 5 years each.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

The components of lease expense were as follows:

Year ended December 31, 2019
Operating lease cost	$469,231
Finance lease cost
Amortization of assets	8,406
Interest on finance lease obligations	7,298
Variable lease cost	—
Total net lease cost	$484,935

Included in the table above, is approximately $339,500 for the year ended December 31, 2019, respectively, of operating lease cost for our corporate headquarters. This space is being leased from The Move, LLC. Our CEO and President, each a related party to WFCF, have a 24.3% jointly-held ownership interest in The Move, LLC.

Rent and lease expense for the years ended December 31, 2019 and 2018 was $614,300 and $548,300, respectively.

Supplemental balance sheet information related to leases was as follows:

	December 31, 2019
Operating leases:	Related Party	Other	Total
Right of use asset	$2,932,803	$314,433	$3,247,236

Current operating lease liabilities	158,306	81,213	239,519
Noncurrent operating lease liabilities	3,259,509	265,954	3,525,462
Total operating lease liabilities	$3,417,815	$347,167	$3,764,981

Finance leases:	December 31, 2019
Right of use asset, at cost	$43,041
Accumulated amortization	(21,934)
Right of use asset, net	$21,107

Current obligations of finance leases	$8,317
Finance leases, net of current obligations	21,405
Total finance lease liabilities	$29,722

Weighted average remaining lease term (in years):
Operating leases	11.0
Finance leases	3.0

Weighted average discount rate:
Operating leases	5.8%
Finance leases	20.8%

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Supplemental cash flow and other information related to leases was as follows:

Year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$430,359
Operating cash flows from finance leases	$7,298
Financing cash flows from finance leases	$6,634

Right of use assets obtained in exchange for lease liabilities:
Operating leases	$3,513,347

Maturities of lease liabilities were as follows:

Years Ending December 31st,	Operating Leases	Finance Leases
2020	$448,992	$13,597
2021	461,657	12,355
2022	465,759	10,051
2023	461,310	4,514
2024	407,133	—
Thereafter	2,901,022	—
Total lease payments	5,145,873	40,517
Less amount representing interest	(1,380,892)	(10,795)
Total lease obligations	3,764,981	29,722
Less current portion	(239,519)	(8,317)
Long-term lease obligations	$3,525,462	$21,405

 Note 10 - Income Taxes

The provision for income taxes consists of the following:

	December 31,
	2019	2018
Current income tax expense:
Federal	$438,528	$334,526
State	81,681	70,783
Total current income tax expense	520,209	405,309
Deferred income tax benefit:
Federal	(51,419)	(82,241)
State	(8,790)	(14,060)
Total deferred income tax benefit	(60,209)	(96,301)
Total income tax expense	$460,000	$309,008

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

The reconciliation of income taxes calculated at the statutory rates to our effective tax rate is as follows:

	December 31,
	2019	2018
Expected tax expense	$320,808	$196,428
State tax provision, net	54,843	41,227
Permanent differences	11,030	6,765
Minority interest	75,785	30,924
Other, net	(2,466)	33,664

Total income tax expense	$460,000	$309,008

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows:

	December 31,
	2019	2018
Deferred tax assets (liabilities):
Accruals, stock-based compensation and other	$181,062	$162,430
Property and equipment	(14,654)	(67,676)
Intangibles assets	211,520	81,169
Net deferred tax assets	377,928	175,923

Note 11 – Stock Buyback Plan

On January 7, 2008, we announced our intention to buy back up to one million shares of our common stock from the open market at the quoted market price on the date of repurchase. On September 30, 2019, our Board of Directors approved a new plan to buyback up to ten million additional shares of our common stock from the open market (“Stock Buyback Plan”). Activity under the Stock Buyback Plan by year is as follows:

	Number of Shares	Cost of Shares	Average Cost per Share
Balance, January 1, 2018	319,789	$724,530	$2.27
Shares purchased during 2018	185,070	384,531	2.08
Balance, December 31, 2018	504,859	1,109,061	2.20
Shares purchased during 2019	319,863	555,429	1.74
Balance, December 31, 2019	824,722	$1,664,490	$2.02

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

The amount of stock-based compensation expense is as follows:

	Year ended December 31,
	2019	2018
Stock options	$146,731	$94,751
Restricted stock awards	15,674	66,377
Total	$162,405	$161,128

As of December 31, 2019, the estimated unrecognized compensation cost from unvested awards which will be recognized ratably over the remaining vesting phase is as follows:

Years ended December 31st:	Unvested stock options	Unvested restricted stock awards	Total unrecognized compensation expense
2020	$113,378	$4,251	$117,629
2021	70,896	706	71,602
2022	3,722	—	3,722
2023	—	—	—
	$187,996	$4,957	$192,953

The Company estimated the fair value of stock options using the Black-Scholes-Merton option-pricing model with the following assumptions:

	Year ended December 31,
	2019	2018
Number of options awarded to purchase common shares	10,000	183,750
Risk-free interest rate	1.50%	2.6% - 3.0%
Expected volatility	100.3%	115.9 - 154.3%
Assumed dividend yield	N/A	N/A
Expected life of options from the date of grant	9.8 years	9.8 years

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

Our 2006 Plan provided for the issuance of a maximum of 3,000,000 shares of our common stock. The 2006 Plan terminated in September 2016. As of December 31, 2019, the 2006 Plan had 168,751 awards outstanding.

Our 2016 Plan was ratified by our shareholders in May 2016 and provides for the issuance of a maximum of 5,000,000 shares of our common stock, of which 4,712,375 shares were still available for issuance as of December 31, 2019.

Stock Option Activity

The Company generally grants stock options to directors, eligible employees and officers as a part of its equity incentive plan. Restrictions and vesting periods for the stock option grants are set forth in the award agreements. A stock option grant represents an option to purchase a defined number of shares of the Company’s common stock to be released from restrictions upon completion of the vesting period. The awards typically vest in equal increments over one to three years. Stock option activity during 2019 and 2017 is summarized as follows:

	Number of awards	Weighted avg. exercise price per share	Weighted avg. grant date fair value per share	Weighted avg. remaining contractual life (in years)	Aggregate intrinsic value

Outstanding, January 1, 2018	266,585	$1.23	$1.22	6.06	$462,508
Granted	183,750	$1.91	$1.85	9.68
Exercised	—	$—	$—	—
Expired/Forfeited	(15,884)	$1.85	$1.83	7.86
Outstanding, December 31, 2018	434,451	$1.49	$1.47	6.91	$230,039
Granted	10,000	$1.71	$1.53	9.80
Exercised	—	$—	$—	—
Expired/Forfeited	(7,325)	$1.86	$1.83	7.55
Outstanding, December 31, 2019	437,126	$1.46	$1.49	5.97	$150,417
Exercisable, December 31, 2019					$310,728
Unvested, December 31, 2019					$126,398

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of our common stock on December 31, 2019 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2019.

During the year ended December 31, 2019, a total of 7,325 options were forfeited, 3,365 of which were unvested.  The options were forfeited upon the employees’ termination from the Company. During the year ended December 31, 2018, a total of 15,884 options were forfeited, 8,318 of which were unvested.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

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

The following table summarizes activity for restricted stock awards for the fiscal years presented:

	Number of options	Weighted avg. grant date fair value
Non-vested restricted shares, January 1, 2018	99,000	$2.56
Granted	5,000	$2.55
Vested	(74,000)	$2.63
Forfeited	—	$—
Non-vested restricted shares, December 31, 2018	30,000	$2.38
Granted	—	$—
Vested	(25,000)	$2.35
Forfeited	—	$—
Non-vested restricted shares, December 31, 2019	5,000	$2.55

Note 13 - Basic and Diluted Net Income per Share

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

The following is a reconciliation of the share data used in the basic and diluted income per share computations:

	Year ended December 31,
	2019	2018
Basic:
Weighted average shares outstanding	24,850,409	24,825,933

Diluted:
Weighted average shares outstanding	24,850,409	24,825,933
Weighted average effects of dilutive securities	176,838	163,524
Total	25,027,247	24,989,457

Antidilutive securities:	283,459	270,700

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

The effect of the inclusion of the antidilutive shares would have resulted in an increase in earnings per share. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Note 14 - Related Party Transactions

In 2019 and 2018, we recorded total net revenue of approximately $5,000 and $7,900, respectively, from related parties. The related parties consisted of a business owned by the father of Leann Saunders, our President, and businesses owned by members of our Board of Directors.

The Company leases its corporate headquarters from a company in which our CEO and President have a 24.3% jointly-held ownership interest (Note 15). Under the related party arrangement, approximately $464,500 and $490,600 was paid in rent and CAM for our corporate headquarters was included in the consolidated statements of income for the years ended December 31, 2019 and 2018, respectively.

Note 15 – Commitments and Contingencies

Operating Leases & Lease Incentive Obligation

The Company leases approximately 15,700 square feet of office space for its corporate headquarters. This space is being leased from The Move, LLC in which our CEO and President, each a related party to the Company, have a 24.3% jointly-held ownership interest. The lease agreement has an initial term of five years plus two renewal periods, which the Company is more likely than not to renew. Total rental payments are approximately $39,400 per month as of December 31, 2019. The rental payments include common area charges and are subject to annual increases over the term of the lease.

Prior to 2018, the Company recorded leasehold improvements of approximately $425,000, which included approximately $163,000 in lease incentives. During the year ended December 31, 2018, the Company has recorded an additional $370,500 in leasehold improvements in connection with the August 2017 amended lease agreement, which included approximately $230,200 in lease incentives to build out the new additional square footage. Leasehold improvements are included in property and equipment on the consolidated balance sheets. Lease incentives have been included in calculating the lease liability recorded on the balance sheet.

In September 2017, the Company entered into a new lease agreement for our Urbandale, Iowa office space.  The lease was for a period of two years and expired on August 31, 2019. This lease was extended for an additional 3 years, terminating on August 31, 2022. Rental payments are approximately $3,000 per month, which includes common area charges, and are not subject to annual increases over the term of the lease.

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

In connection with our acquisition of SureHarvest, we added two locations in California: Soquel and Modesto. Our office space in Soquel expired on November 30, 2018 and was extended until February 28, 2019. It required rental payments of approximately $2,700 per month. The monthly rental payments for our leased space in Modesto was approximately $600 and the lease agreement was month-to-month. We ceased using the Modesto location in July 2018.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

In connection with our acquisition of JVF, we added one additional location in Pleasanton, California. The lease expired November 30, 2018. Rental payments were approximately $2,200 per month.

In December 2018, we entered into a new lease agreement and relocated our offices in Soquel, Modesto and Pleasanton, California to San Ramon, California. The lease is for a period of sixty-six months and expires on May 1, 2024. Rental payments are approximately $5,900 per month as of December 31, 2019, which includes common area charges, and are subject to annual increases over the term of the lease.

See Note 9 of our Consolidated Financial Statements for a detailed description of maturities of lease liabilities related to our leases.

Legal Proceedings

From time to time, we may become involved in various legal actions, administrative proceedings and claims in the ordinary course of business.  We generally record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable.

Employee Benefit Plan

The Company has established a 401(k) plan for the benefit of our employees. The plan covers substantially all of our employees who have attained age 21. We may make a discretionary matching contribution in an amount that is determined by our Board of Directors. If a matching contribution is made, the amount cannot exceed the elective deferral contributions. For the years ended December 31, 2019 and 2018, we made aggregate matching contributions of approximately $168,700 and $174,700, respectively.

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

Because SureHarvest, Inc. at its option, could require the Company to purchase its 40% interest in SureHarvest, the SureHarvest non-controlling interest met the definition of a contingently redeemable non-controlling interest. Redeemable non-controlling interests are presented at the greater of their carrying amount or redemption value at the end of each reporting period and are shown as a separate caption between liabilities and equity (mezzanine section) in the accompanying consolidated balance sheet.

On December 17, 2019 the Company exercised its option to acquire the remaining 40% membership interest in SureHarvest for $1,000,000 in cash and 303,951 shares of common stock of WFCF valued at approximately $547,000 based on the closing price of our stock on December 17, 2019 of $1.80 per share. Accordingly, the redeemable non-controlling interest is presented as zero at December 31, 2019.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

The table below reflects the activity of the contingently redeemable non-controlling interest:

Balance, January 1, 2018	$1,574,765
Net loss attributable to non-controlling interest in SureHarvest for the year to date period ended December 31, 2018	(125,758)
Balance, December 31, 2018	$1,449,007
Net loss attributable to non-controlling interest in SureHarvest for the year to date period ended December 17, 2019	(322,195)
Acquisition of non-controlling interest in SureHarvest on December 17, 2019
Cash paid	(1,000,000)
Fair market value of stock	(547,112)
Adjustment to additional paid-in capital	420,300
Balance, December 31, 2019	$—

Note 16 – Supplemental Cash Flow Information

	Year ended December 31,
	2019	2018
Cash paid during the year:
Interest expense	$10,057	$4,837
Income taxes	$343,818	$759,300

Non-cash investing and financing activites:
Common stock issued in connection with acquisition of non-controlling interest in SureHarvest Services, LLC	$547,112	$—
Common stock issued in connection with acquisition of Sow Organic	$—	$433,131
Common stock issued in connection with investment in Progressive Beef	$—	$91,115
Common Stock issued in connection with acquisition of JVF Consulting	$—	$315,291
Equipment acquired under a capital lease	$—	$19,809
Lease incentive obligation	$—	$230,220

Note 17 - Segments

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

The Company eliminates intercompany transfers between segments for management reporting purposes.  The following table shows information for reportable operating segments:

	Year ended December 31, 2019				Year ended December 31, 2018
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Intangible and other assets, net	$1,303,795	$1,943,900		$3,247,695	$1,464,435	$2,387,686	$—	$3,852,121
Goodwill	1,133,122	1,812,613		2,945,735	1,133,122	2,010,612	—	3,143,734
Total assets	13,236,311	5,001,150		18,237,461	9,178,009	5,285,929	—	14,463,938

Revenues:
Verification and certification service revenue	$15,564,411	$—	$—	$15,564,411	$13,743,311	$—	$—	$13,743,311
Product sales	3,300,799	—	—	3,300,799	2,266,771	—	—	2,266,771
Software license, maintenance and support services revenue	—	1,273,820	(207,277)	1,066,543	—	993,161	—	993,161
Software-related consulting service revenue	—	947,524	(104,861)	842,663	—	800,316	—	800,316
Total revenues	$18,865,210	$2,221,344	$(312,138)	$20,774,416	$16,010,082	$1,793,477	$—	$17,803,559
Costs of revenues:
Costs of verification and certification services	8,628,292	—	(183,983)	8,444,309	7,564,946	—	—	7,564,946
Costs of products	2,148,564	—	—	2,148,564	1,438,648	—	—	1,438,648
Costs of software license, maintenance and support services	—	615,248	—	615,248	—	644,746	—	644,746
Costs of software-related consulting services	—	486,880	—	486,880	—	411,468	—	411,468
Total costs of revenues	10,776,856	1,102,128	(183,983)	11,695,001	9,003,594	1,056,214	—	10,059,808
Gross profit	8,088,354	1,119,216	(128,155)	9,079,415	7,006,488	737,263	—	7,743,751
Depreciation & amortization	373,583	722,877	—	1,096,460	320,094	622,324	—	942,418
Other operating expenses	5,624,489	934,250	(128,155)	6,430,584	5,245,707	681,073	—	5,926,780
Segment operating (loss)/income	$2,090,282	$(537,911)	$—	$1,552,371	$1,440,687	$(566,134)	$—	$874,553
Other items to reconcile segment operating income (loss) to net income attributable to WFCF:
Other expense (income)	(92,584)	161,985	—	69,401	—	—	(109,433)	(109,433)
Income tax (benefit)/expense	—	—	460,000	460,000	—	—	309,008	309,008
Net loss attributable to non-controlling interest	—	322,195	—	322,195	—	125,758	—	125,758
Net (loss)/income attributable to WFCF	$2,182,866	$(377,701)	$(460,000)	$1,345,165	$1,440,687	$(440,376)	$(199,575)	$800,736

Note 18 – Subsequent Events

On February 21, 2020 the Company acquired all of the stock of privately held Postelsia Holdings, Ltd. (“Postelsia”) for $300,000 in cash. Postelsia, based in Victoria, British Columbia, is a leader in the emerging field of environmental and social sustainability programs for the seafood industry. Postelsia provides a range of programs and consulting services designed to improve and promote sustainable practices, including environmental conservation, worker care, and food safety compliance. Postelsia will operate as a wholly owned subsidiary of the Company.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures as required by paragraph (b) of the Exchange Act Rules 13a-15 or 15d-15.

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

●

As a smaller reporting company, we have limited accounting and financial reporting personnel and other resources with which to address our internal controls over financial reporting. Due to limited accounting personnel, we did not apply the appropriate level of review, oversight and segregation of duties to the accounting and financial reporting function. This resulted in the identification of a material weakness in our internal control over financial reporting. During 2019, we have hired additional accounting personnel,  Additionally, we have implemented a more robust review, supervision and monitoring of the financial reporting process also intended to remediate the identified material weakness. Based on our assessment, we consider that the material weakness related to our internal controls over financial reporting has been fully remediated as of December 31, 2019. Through testing, management has concluded that the remedial measures have operated effectively for a sufficient period of time.

●

The Company lacked effective procedures for ensuring review and approval related to journal entries. Due to the related risks associated with financial reporting, this deficiency has been deemed an individual material weakness.  During 2019, we have strengthened control around the journal entry process, including limiting access and ensuring all journal entries are reviewed and approved by appropriate personnel. Based on our assessment, we consider that the material weakness related to our internal controls over journal entries has been fully remediated as of December 31, 2019. Through testing, management has concluded that the remedial measures have operated effectively for a sufficient period of time.

●

We also identified a material weakness related to general information technology controls in the areas of user access to systems that support the Company’s financial reporting processes. We did not implement a procedure or control to periodically review the access granted in order to ensure that users of our information systems had the appropriate access relative to the user’s job responsibilities. We did not restrict and maintain network access accounts to only employees in the information technology department and had no compensating controls. With the acquisition of JVF Consulting in August 2018, we added 3 additional information technology professionals with knowledge of security, networking and infrastructure. These individuals ensure user access is documented, properly approved and routinely monitored to determine appropriateness. Based on our assessment, we consider that the material weakness related to general information technology has been fully remediated as of December 31, 2019. Through testing, management has concluded that the remedial measures have operated effectively for a sufficient period of time.

In light of these material weaknesses identified in 2018, in preparing our financial statements for the year ended December 31, 2018, we performed additional analyses and procedures to ensure that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. There were no material misstatements identified in the financial statements as a result of these deficiencies.

Management believes that the foregoing efforts have effectively remediated the material weaknesses. Management evaluated the effectiveness of our internal control over financial reporting.  Based upon that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to directors required by Item 10 will be included in our definitive proxy statement with respect to our 2020 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed within 120 days after the close of the 2019 fiscal year, and is hereby incorporated by reference.

Information relating to compliance with Section 16(a) of the Exchange Act required by Item 10 will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2019 fiscal year, and is hereby incorporated by reference.

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

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2019 fiscal year, and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2019 fiscal year, and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2019 fiscal year, and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2019 fiscal year, and is hereby incorporated by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Document Name
2.1

Asset Purchase and Contribution Agreement, dated as of September 16, 2013, by and among Praedium Ventures, LLC; the Members of Praedium Ventures, LLC; Where Food Comes From, Inc. and Validus Verification Services LLC

Incorporated by reference from Registrant’s Current Report on Form 8-K filed September 19, 2013
2.2	Asset Purchase Agreement, dated as of December 28, 2016, by and among Where Food Comes From, Inc., SureHarvest Services, LLC, SureHarvest, Inc. and Jeff Dlott	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 30, 2016
2.3	Asset Purchase Agreement, dated as of May 16, 2018, between Where Food Comes From, Inc. and Sow Organic, LLC	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed August 14, 2018
2.4	Purchase Agreement, dated as of August 9, 2018, between Where Food Comes From, Inc. and Progressive Beef, LLC	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed November 13, 2018
3.1	Articles of Incorporation	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006
3.2	Articles of Amendment	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 5, 2012
3.3	By-laws of the Registrant	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006
4.1	Form of the Registrant’s Common Stock Certificate	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed June 22, 2006
10.1	2006 Equity Incentive Plan*	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006
10.2	2016 Equity Incentive Plan*	Incorporated by reference from Registrant’s Current Report on Form 8-K filed May 10, 2016
10.3	Employment Agreement dated January 1, 2006 between the Registrant and John K. Saunders *	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006
10.4	Employment Agreement dated January 1, 2006 between the Registrant and Leann Saunders *	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006
10.5	Purchase and Exchange Agreement, dated as of February 29, 2012, by and among Integrated Management Information, Inc. and International Certification Services, Inc.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 2, 2012
10.6	Shareholders’ Agreement, dated as of February 29, 2012, by and among Integrated Management Information, Inc. and International Certification Services, Inc. and the selling shareholders.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 2, 2012
10.7	Amended and Restated Operating Agreement of Validus Verification Services LLC, dated as of September 16, 2013	Incorporated by reference from Registrant’s Current Report on Form 8-K filed September 19, 2013
10.8	Lease Agreement between Move LLC and Where Food Comes From, Inc.	Incorporated by reference from Registrant’s Annual Report on Form 10-K filed February 28, 2017
10.9	First Amendment to Lease Agreement between Move LLC and Where Food Comes From, Inc.	Incorporated by reference from Registrant’s Annual Report on Form 10-K filed April 2, 2018
10.10	Employment Agreement, effective December 28, 2016, by and between SureHarvest Services, LLC and Jeff Dlott *	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 30, 2016
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Causey Demgen & Moore, P.C.	Filed herewith

23.2	Consent of Crowe LLP	Filed herewith
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith

* Indicates a management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 5, 2020	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Name: John K. Saunders Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John K. Saunders	Chairman and CEO (Principal Executive Officer)	March 5, 2020
John K. Saunders

/s/ Leann Saunders	President and Director	March 5, 2020
Leann Saunders

/s/ Dannette Henning	Chief Financial Officer (Principal Financial Officer)	March 5, 2020
Dannette Henning

/s/ Tom Heinen	Director	March 5, 2020
Tom Heinen

/s/ Pete Lapaseotes	Director	March 5, 2020
Pete Lapaseotes

/s/ Adam Larson	Director	March 5, 2020
Adam Larson

/s/ Graeme P. Rein	Director	March 5, 2020
Graeme P. Rein

/s/ Michael D. Smith	Director	March 5, 2020
Michael D. Smith

/s/ Robert VanSchoick	Director	March 5, 2020
Robert VanSchoick