Form 10-Q
period 2020-03-31
Where Food Comes From, Inc.
filed 2020-05-14
CIK 1360565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2020

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(303) 895-3002

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer” and “accelerated filer” and “smaller reporting entity” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	[ ]	Accelerated filer:	[ ]
Non-accelerated filer:	[ ]	Smaller reporting company:	[X]
Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	WFCF	OTC Markets Group

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 1, 2020, was 24,908,032.

Where Food Comes From, Inc.

Table of Contents

March 31, 2020

Where Food Comes From, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,964	$2,638
Accounts receivable, net of allowance	1,972	2,515
Short-term investments in certificates of deposit	259	258
Prepaid expenses and other current assets	289	450
Total current assets	5,484	5,861
Property and equipment, net	1,575	1,545
Operating lease right-of-use assets	3,204	3,268
Investment in Progressive Beef	991	991
Intangible and other assets, net	3,410	3,248
Goodwill	2,946	2,946
Deferred tax assets, net	383	378
Total assets	$17,993	$18,237

Liabilities and Equity
Current liabilities:
Accounts payable	$681	$1,023
Accrued expenses and other current liabilities	583	674
Deferred revenue	1,413	797
Current portion of finance lease obligations	9	8
Current portion of operating lease obligations	247	239
Total current liabilities	2,933	2,741
Finance lease obligations, net of current portion	19	21
Operating lease obligation, net of current portion	3,460	3,526
Total liabilities	6,412	6,288

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 95,000 shares authorized; 25,802 shares issued, and 24,893 (2020) and 24,977 (2019) shares outstanding	26	26
Additional paid-in-capital	11,456	11,425
Treasury stock of 909 (2020) and 825 (2019) shares	(1,823)	(1,665)
Retained earnings	1,922	2,163
Total equity	11,581	11,949
Total liabilities and stockholders’ equity	$17,993	$18,237

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
(Amounts in thousands, except per share amounts)		2020		2019
Revenues:
Verification and certification service revenue		$2,803		$2,812
Product sales		725		641
Software license, maintenance and support services revenue		143		295
Software-related consulting service revenue		241		207
Total revenues		3,912		3,955
Costs of revenues:
Costs of verification and certification services		1,534		1,562
Costs of products		502		443
Costs of software license, maintenance and support services		146		154
Costs of software-related consulting services		120		130
Total costs of revenues		2,302		2,289
Gross profit		1,610		1,666
Selling, general and administrative expenses		1,964		1,967
(Loss)/income from operations		(354)		(301)
Other expense (income):
Dividend income from Progressive Beef		(30)		(30)
Other income, net		(2)		(3)
Gain on sale of assets		-		(1)
Gain on foreign currency exchange		(3)		-
Interest expense		2		3
(Loss)/income before income taxes		(321)		(270)
Income tax (benefit)/expense		(80)		(83)
Net (loss)/income		(241)		(187)
Net loss attributable to non-controlling interest		-		44
Net (loss)/income attributable to Where Food Comes From, Inc.		$(241)		$(143)

Per share - net (loss)/income attributable to Where Food Comes From, Inc.:
Basic	$	*	$	*
Diluted	$	*	$	*

Weighted average number of common shares outstanding:
Basic		24,947		24,957
Diluted		24,947		24,957
* less than $0.01 per share

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(Amounts in thousands)	2020	2019

Operating activities:
Net (loss)/income	$(241)	$(187)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	233	260
Gain on sale of assets	-	(1)
Stock-based compensation expense	31	45
Deferred tax benefit	(5)	(28)
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable	543	199
Short-term investments	(1)	(2)
Prepaid expenses and other assets	161	11
Accounts payable	(342)	158
Accrued expenses and other current liabilities	(91)	148
Deferred revenue	616	635
Right of use assets and liabilities, net	(8)	13
Net cash provided by operating activities	896	1,251

Investing activities:
Acquisition of Postelsia Holdings, Ltd.	(300)	-
Proceeds from sale of assets	-	1
Purchases of property, equipment and software development costs	(110)	(196)
Net cash used in investing activities	(410)	(195)

Financing activities:
Repayments of notes payable	-	(2)
Repayments of finance lease obligations	(2)	(1)
Stock repurchase under Stock Buyback Plan	(158)	(83)
Net cash used in financing activities	(160)	(86)
Net change in cash	326	970
Cash at beginning of period	2,638	1,482
Cash at end of period	$2,964	$2,452

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statement of Equity

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
(Amounts in thousands)	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2018	24,968	$25	$11,031	$(1,109)	$818	$10,765

Stock-based compensation expense	-	-	45	-	-	45
Repurchase of common shares under Stock Buyback Plan	(47)	-	-	(83)	-	(83)
Net loss attributable to Where Food Comes From, Inc.	-	-	-	-	(143)	(143)
Balance at March 31, 2019	24,921	$25	$11,076	$(1,192)	$675	$10,584

Balance at December 31, 2019	24,977	$26	$11,425	$(1,665)	$2,163	$11,949
Stock-based compensation expense	-	-	31	-	-	31
Repurchase of common shares under Stock Buyback Plan	(84)	-	-	(158)	-	(158)
Net loss attributable to Where Food Comes From, Inc.	-	-	-	-	(241)	(241)
Balance at March 31, 2020	24,893	$26	$11,456	$(1,823)	$1,922	$11,581

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

Basis of Presentation

Our unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the results of operations, financial position and cash flows of Where Food Comes From, Inc. and its subsidiaries, International Certification Services, Inc. (“ICS”), Validus Verifications Services, LLC (“Validus”), Sterling Solutions (“Sterling”), SureHarvest Services, Inc. (“SureHarvest”), A Bee Organic, Sow Organic, JVF Consulting and Postelsia Holdings, Ltd. (“Postelsia”) (collectively referred to as “we,” “us,” and “our” throughout this Form 10-Q). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues, costs and expenses during the reporting period. All significant intercompany transactions and amounts have been eliminated. The results of businesses acquired are included in the consolidated financial statements from the date of the acquisition. Actual results could differ from the estimates.

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2019, included in our Form 10-K filed on March 5, 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform to current year presentation. Net loss and shareholders’ equity were not affected by these reclassifications. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

Recently Adopted Accounting Pronouncements

On January 1, 2020 we adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes Step 2 from the goodwill impairment test. The adoption of this update did not have a material impact on our Consolidated Financial Statements.

On January 1, 2020 we adopted ASU 2018-13, Fair Value Measurement (Topic 8420): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the requirements associated with the hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. The adoption of this update did not have a material impact on our Consolidated Financial Statements.

On January 1, 2020 we adopted ASU 2018-15, Intangibles - Goodwill and Other - Internal Use Software - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which amends the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract to align with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The adoption of this update did not have a material impact on our Consolidated Financial Statements.

Note 2 – Business Acquisitions

On February 21, 2020 the Company acquired all of the stock of privately held Postelsia Holdings, Ltd. (“Postelsia”) for $250,000 in cash at the acquisition closing date, with an additional $50,000 in cash being held in escrow for six months following the closing date. The escrowed funds are to support any claims by the Company for breaches of representation and warranties.

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

We believe the total consideration paid approximates the fair value of the assets acquired. We have allocated the total consideration to our identifiable intangible assets (customer relationships) to be amortized over an estimated useful life of 8 years.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 3 – Basic and Diluted Net Loss per Share

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

The following is a reconciliation of the share data used in the basic and diluted loss per share computations (amounts in thousands):

	Three months ended March 31,
	2020	2019
Basic:
Weighted average shares outstanding	24,947	24,957

Diluted:
Weighted average shares outstanding	24,947	24,957
Weighted average effects of dilutive securities	-	-
Total	24,947	24,957

Antidilutive securities:	206	266

The effect of the inclusion of the antidilutive shares would have resulted in an increase in earnings per share. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Note 4 - Investment in Progressive Beef, LLC

For the three months ended March 31, 2020 and March 31, 2019, the Company received dividend income from Progressive Beef of $30,000 representing a distribution of their earnings. The income is reflected within the “other (expense) income” section of the Company’s Consolidated Statement of Income for the three months ended March 31, 2020 and March 31, 2019. The Company completed a qualitative assessment and determined that there were no impairment indicators as of March 31, 2020.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 5 – Intangible and Other Assets

The following table summarizes our intangible and other assets (amounts in thousands, except useful life):

	March 31,	December 31,	Estimated
	2020	2019	Useful Life
Intangible assets subject to amortization:
Tradenames and trademarks	$417	$417	2.5 - 8.0 years
Accreditations	85	85	5.0 years
Customer relationships	3,664	3,351	3.0 - 15.0 years
Patents	970	970	4.0 years
Non-compete agreements	121	121	5.0 years
	5,257	4,944
Less accumulated amortization	2,333	2,182
	2,924	2,762
Tradenames/trademarks (not subject to amortization)	465	465
	3,389	3,227
Other assets	21	21
Intangible and other assets:	$3,410	$3,248

Note 6 – Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities as of (amounts in thousands):

	March 31,	December 31,
	2020	2019

Income and sales taxes payable	$97	$171
Payroll related accruals	218	201
Customer deposits	90	62
Professional fees and other expenses	178	240
	$583	$674

Note 7 – Notes Payable

Unison Revolving Line of Credit

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2022. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. As of March 31, 2020 and December 31, 2019, the effective interest rate was 4.75% and 6.25%, respectively. The LOC is collateralized by all the business assets of ICS. As of March 31, 2020, and December 31, 2019, there were no amounts outstanding under this LOC.

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

The amount of stock-based compensation expense is as follows (amounts in thousands):

	Three months ended March 31,
	2020	2019
Stock options	$30	$39
Restricted stock awards	1	6
Total	$31	$45

During the three months ended March 31, 2020, the Company awarded stock options to purchase 20,000 shares of the Company’s common stock at an exercise price of $1.81 per share to employees of the Company. No stock options were awarded during the three months ended March 31, 2019.

The Company estimated the fair value of stock options using the Black-Scholes-Merton option pricing model with the following assumptions:

	Three months ended March 31,
	2020	2019
Number of options awarded to purchase common shares	20,000	None
Risk-free interest rate	1.56%	N/A
Expected volatility	97.0%	N/A
Assumed dividend yield	N/A	N/A
Expected life of options from the date of grant	9.9 years	N/A

The estimated unrecognized compensation cost from unvested awards which will be recognized ratably over the remaining vesting phase is as follows (amounts in thousands):

Years ended December 31st:	Unvested stock options	Unvested restricted stock awards	Total unrecognized compensation expense
2020 (remaining nine months)	$94	$3	$97
2021	83	1	84
2022	16	-	16
2023	1	-	1
	$194	$4	$198

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Equity Incentive Plans

Our 2016 Equity Incentive Plan (the “Equity Incentive Plan”) provides for the issuance of stock-based awards to employees, officers, directors and consultants. The Plan permits the granting of stock awards and stock options. The vesting of stock-based awards is generally subject to the passage of time and continued employment through the vesting period.

Stock Option Activity

Stock option activity under our Equity Incentive Plan is summarized as follows:

				Weighted avg.
		Weighted avg.	Weighted avg.	remaining
	Number of	exercise price	grant date fair	contractual life	Aggregate
	awards	per share	value per share	(in years)	intrinsic value

Outstanding, December 31, 2019	437,126	$1.46	$1.49	5.97	$150,417
Granted	20,000	$1.81	$2.05	9.90
Exercised	-	$-	$-	-
Expired/Forfeited	-	$-	$-	-
Outstanding, March 31, 2020	457,126	$1.48	$1.52	5.82	$178,795
Exercisable, March 31, 2020	318,812	$1.34	$1.36	4.67	$172,704
Unvested, March 31, 2020	138,314	$1.78	$1.88	8.76	$6,091

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on March 31, 2020 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on March 31, 2020.

Restricted Stock Activity

Restricted stock activity under our Equity Incentive Plan is summarized as follows:

Weighted avg.
	Number of	grant date
	options	fair value
Non-vested restricted shares, December 31, 2019	5,000	$2.55
Granted	-	$-
Vested	-	$-
Forfeited	-	$-
Non-vested restricted shares, March 31, 2020	5,000	$2.55

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The provision or benefit for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three months ended March 31, 2020 we recorded an income tax benefit of approximately $80,000, compared to income tax benefit of $83,000 for the same 2019 period.

Note 10 - Revenue Recognition

Disaggregation of Revenue

We have identified four material revenue categories in our business: (i) verification and certification service revenue, (ii) product sales, (iii) software license, maintenance and support services revenue and (iv) software-related consulting service revenue.

Revenue attributable to each of our identified revenue categories is disaggregated in the table below (amounts in thousands).

	Three months ended March 31, 2020				Three months ended March 31, 2019
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Revenues:
Verification and certification service revenue	$2,803	$-	$-	$2,803	$2,812	$-	$-	$2,812
Product sales	725	-	-	725	641	-	-	641
Software license, maintenance and support services revenue	-	233	(90)	143	-	344	(49)	295
Software-related consulting service revenue	-	265	(24)	241	-	221	(14)	207
Total revenues	$3,528	$498	$(114)	$3,912	$3,453	$565	$(63)	$3,955

Contract Balances

As of March 31, 2020, and December 31, 2019, accounts receivable from contracts with customers, net of allowance for doubtful accounts, were approximately $2.0 and $2.5 million, respectively.

As of March 31, 2020, and December 31, 2019, deferred revenue from contracts with customers was approximately $1.4 and $0.8 million, respectively. The balance of the contract liabilities at March 31, 2020 and December 31, 2019 are expected to be recognized as revenue within one year or less of the invoice date.

The following table reflects the changes in our contract liabilities during the three month period ended March 31, 2020 (amounts in thousands):

Deferred revenue:
Unearned revenue January 1, 2020	$797
Unearned billings	1,235
Revenue recognized	(619)
Unearned revenue March 31, 2020	$1,413

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 11 – Leases

The components of lease expense were as follows (amounts in thousands):

	Three months ended
	March 31, 2020	March 31, 2019
Operating lease cost	$116	$120
Finance lease cost
Amortization of assets	2	2
Interest on finance lease obligations	1	2
Total net lease cost	$119	$124

Included in the table above, is $92,000 for the three months ended March 31, 2020, of operating lease cost for our corporate headquarters. This space is being leased from The Move, LLC. Our CEO and President, each a related party to WFCF, have a 24.3% jointly-held ownership interest in The Move, LLC.

Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	March 31, 2020			December 31, 2019
Operating leases:	Related Party	Other	Total	Related Party	Other	Total
Operating lease ROU assets	$2,889	$296	$3,185	$2,933	$314	$3,247

Current operating lease liabilities	$164	$83	$247	$158	$81	$239
Noncurrent operating lease liabilities	3,216	244	3,460	3,260	266	3,526
Total operating lease liabilities	$3,380	$327	$3,707	$3,418	$347	$3,765

	March 31, 2020	December 31, 2019
Finance leases:
Property and equipment, at cost	$43	$43
Accumulated amortization	(24)	(22)
Property and equipment, net	$19	$21

Current obligations of finance leases	$9	$8
Finance leases, net of current obligations	19	21
Total finance lease liabilities	$28	$29

Weighted average remaining lease term (in years):
Operating leases	10.7	11.0
Finance leases	2.8	3.0

Weighted average discount rate:
Operating leases	5.8%	5.8%
Finance leases	20.9%	20.8%

Supplemental cash flow and other information related to leases was as follows (amounts in thousands):

	Three months ended
	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$111	$100
Operating cash flows from finance leases	$1	$2
Financing cash flows from finance leases	$2	$1

ROU assets obtained in exchange for lease liabilities:
Operating leases	$3,507	$3,513

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Maturities of lease liabilities were as follows (amounts in thousands):

Years Ending December 31st,	Operating Leases	Finance Leases
2020 (nine remaining months)	$338	$10
2021	462	12
2022	466	10
2023	461	5
2024	407	-
Thereafter	2,901	-
Total lease payments	5,035	37
Less amount representing interest	(1,328)	(9)
Total lease obligations	3,707	28
Less current portion	(247)	(9)
Long-term lease obligations	$3,460	$19

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The Company eliminates intercompany transfers between segments for management reporting purposes. The following table shows information for reportable operating segments (amounts in thousands):

	Three months ended March 31, 2020				Three months ended March 31, 2019
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Intangible and other assets, net	$1,266	$2,144	$-	$3,410	$1,425	$2,273	$-	$3,698
Goodwill	1,133	1,813	-	2,946	1,133	2,011	-	3,144
Total assets	16,999	5,524	(4,530)	17,993	13,031	5,518	-	18,549

Revenues:
Verification and certification service revenue	$2,803	$-	$-	$2,803	$2,812	$-	$-	$2,812
Product sales	725	-	-	725	641	-	-	641
Software license, maintenance and support services revenue	-	233	(90)	143	-	344	(49)	295
Software-related consulting service revenue	-	265	(24)	241	-	221	(14)	207
Total revenues	$3,528	$498	$(114)	$3,912	$3,453	$565	$(63)	$3,955
Costs of revenues:
Costs of verification and certification services	1,624	-	(90)	1,534	1,595	-	(33)	1,562
Costs of products	502	-	-	502	443	-	-	443
Costs of software license, maintenance and support services	-	146	-	146	-	154	-	154
Costs of software-related consulting services	-	120	-	120	-	130	-	130
Total costs of revenues	2,126	266	(90)	2,302	2,038	284	(33)	2,289
Gross profit	1,402	232	(24)	1,610	1,415	281	(30)	1,666
Depreciation & amortization	88	146	-	234	82	178	-	260
Other operating expenses	1,537	217	(24)	1,730	1,511	226	(30)	1,707
Segment operating (loss)/income	$(223)	$(131)	$-	$(354)	$(178)	$(123)	$-	$(301)
Other items to reconcile segment operating income (loss) to net income attributable to WFCF:
Other expense (income)	(30)	(3)	-	(33)	-	-	(31)	(31)
Income tax (benefit)/expense	-	-	(80)	(80)	-	-	(83)	(83)
Net loss attributable to non-controlling interest	-	-	-	-	-	44	-	44
Net (loss)/income attributable to WFCF	$(193)	$(128)	$80	$(241)	$(178)	$(79)	$114	$(143)

Note 14 – Supplemental Cash Flow Information

	Three months ended March 31,
(Amounts in thousands)	2020	2019
Cash paid during the year:
Interest expense	$2	$3
Income taxes	$-	$-

Note 15 – Subsequent Events

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act allocated $350 billion to help small businesses keep workers employed amid the pandemic and economic downturn. Known as the Paycheck Protection Program (“PPP”), the initiative provides federally guaranteed loans to small businesses. These loans may be forgiven if borrowers maintain their payrolls during the crisis or restore their payrolls afterward. On April 17, 2020, the Company received a $1.0 million loan under the PPP with a maturity date of April 17, 2022 and an annual interest rate of 1.00%. The loan will be repaid in 17 monthly consecutive interest and principal payments of approximately $57,876, commencing December 1, 2020. The Company has not received any notification if any of the loan amount will be forgiven.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Form 10−K for the fiscal year ended December 31, 2019. The following discussion and analysis includes historical and certain forward−looking information that should be read together with the accompanying consolidated financial statements, related footnotes and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward−looking statements.

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

Through our more recent acquisitions, including SureHarvest Services LLC; Sow Organic, LLC; JVF Consulting, LLC; and Postelsia Holdings, Ltd. (“Postelsia”) we provide sustainability programs, compliance management and farming information management solutions to drive sustainable value creation. We employ a software-as-a-service (“SaaS”) revenue model that bundles annual software licenses with ongoing software enhancements and upgrades and a wide range of professional services that generate incremental revenue specific to the food and agricultural industry.

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

Coronavirus Pandemic (COVID-19)

In March 2020, the World Health Organization declared the outbreak of novel coronavirus disease (“COVID-19”) as a pandemic. The recent global outbreak of COVID-19 and the resulting government-mandated closures and social distancing measures have disrupted economic markets, potentially triggering a global recession. Continued closures and social distancing measures could have a detrimental effect in which the prolonged economic impact is uncertain. This could result in a variety of risks to our business including the inability to perform audits at our customers locations due to social distancing, supplier disruptions as a result of business closures, food systems that are in disarray resulting in global food shortages, euthanasia of animals and dumping of dairy products because farmers have no distribution channel, all of which could negatively influence our revenue and costs. The government may introduce healthcare reform measures for which we cannot predict the financial implication of on our business. A weak or declining economy could cause our customers to delay purchases or payments for our services and products. Additionally, COVID-19 may introduce additional challenges including our ability to produce sufficient cash flows from operations or to raise capital when needed at acceptable terms, if at all.

All of our locations have been affected. We have adjusted certain aspects of our operations to protect our employees while avoiding business interruption. As an essential business to the food and agriculture industries, we have maintained standard business operations while under stay at home (and similar) guidelines from various states, by working remotely. Company management continues to evaluate when employees will return to their respective offices, on a state by state and department by department basis. The health of our employees is a key concern for the Company. The Company will continue to maintain standard business operations by having a majority of its employees work remotely until government mandates allow for normal business operations. Employees essential to operations, management and the accounting function remain on-site at our corporate headquarters. Internal controls over financial reporting have not been impacted by employees working remotely. Management is continuously monitoring to ensure controls are effective and properly maintained.

The Company generally performs onsite audits in connection with its verification and certification activity. Due to safety and social distancing reasons, some customers have requested postponement of onsite visits. At this time, we are uncertain of the material impact that continued social distancing measures will have upon our business. We continue to work with standard setting bodies and identify innovative solutions to offer our customers. We believe that our transformative approach will help further differentiate us from competitors. Additionally, we believe third party verification is an essential component to the food and agricultural supply chain and ensures our future as a high quality provider of assurance services, thereby increasing the value of products in the food supply chain.

We will continue to monitor the situation closely and react accordingly to any future restrictions or limitations, while keeping the interest of our customers and business in mind. Due to the uncertainty in the severity and duration of the pandemic, the impact on our revenues, profitability and statement of financial position is uncertain at this time.

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

Liquidity and Capital Resources

At March 31, 2020, we had cash, cash equivalents and certificates of deposits (classified as short-term and long-term investments) of approximately $3.2 million compared to approximately $2.9 million at December 31, 2019. Our working capital at March 31, 2020 was approximately $2.6 million compared to $3.1 million at December 31, 2019.

Net cash provided by operating activities for the three months ended March 31, 2020 was approximately $0.9 million compared to net cash provided of $1.3 million during the same period in 2019. Net cash provided by operating activities is driven by our net loss and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock-based compensation expense, and deferred taxes. The decrease in cash provided by operating activities was primarily driven by a change in accounts receivable and accounts payable as of March 31, 2020 compared to the same period in 2019. The Company has evaluated their customer receivables in relation to the current economic impact due to the coronavirus pandemic and does not feel any of the receivables are impaired at this time, but will keep actively monitoring the customer receivables.

Net cash used in investing activities for the three months ended March 31, 2020, was approximately $0.4 million compared to cash used in investing activities of $0.2 million used in the 2019 period. Net cash used in the March 31, 2020 period was primarily attributable to acquisition of Postelsia Holdings, Ltd for $0.3 million.

The primary driver of our operating cash flow is our third-party verification solutions, specifically the gross margin generated from services provided. Therefore, we focus on the elements of those operations, including revenue growth and long-term projects that ensure a steady stream of operating profits to enable us to meet our cash obligations. On a weekly basis, we review the performance of each of our revenue streams focusing on third-party verification solutions compared with prior periods and our operating plan. We believe that our various sources of capital, including cash flow from operating activities, and our ability to obtain additional financing, are adequate to finance current operations as well as the repayment of current debt obligations. We are actively monitoring the economic effect of the coronavirus pandemic on our liquidity. In the event a negative trend develops over the long term, we have several options available to us, including various forms of downsizing, company-wide pay decreases, as well as, other forms of financing and our internal cash-generating capabilities to adequately manage our ongoing business.

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

Debt Facility

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2022. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due upon maturity. As of March 31, 2020, and December 31, 2019, the effective interest rate was 4.75% and 6.25%, respectively. The LOC is collateralized by all the business assets of International Certification Services, Inc. (“ICS”). As of March 31, 2020, and December 31, 2019, there were no amounts outstanding under this LOC.

On April 17, 2020, the Company received a $1.0 million loan under the PPP with a maturity date of April 17, 2022 and an annual interest rate of 1.00%. The loan will be repaid in 17 monthly consecutive interest and principal payments of approximately $57,876, commencing December 1, 2020. The Company has not received any notification if any of the loan amount will be forgiven.

Off-Balance Sheet Arrangements

As of March 31, 2020, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Three months ended March 31, 2020 compared to the same period in fiscal year 2019

The following table shows information for reportable operating segments (amounts in thousands):

	Three months ended March 31, 2020				Three months ended March 31, 2019
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Intangible and other assets, net	$1,266	$2,144	$-	$3,410	$1,425	$2,273	$-	$3,698
Goodwill	1,133	1,813	-	2,946	1,133	2,011	-	3,144
Total assets	16,999	5,524	(4,530)	17,993	13,031	5,518	-	18,549

Revenues:
Verification and certification service revenue	$2,803	$-	$-	$2,803	$2,812	$-	$-	$2,812
Product sales	725	-	-	725	641	-	-	641
Software license, maintenance and support services revenue	-	233	(90)	143	-	344	(49)	295
Software-related consulting service revenue	-	265	(24)	241	-	221	(14)	207
Total revenues	$3,528	$498	$(114)	$3,912	$3,453	$565	$(63)	$3,955
Costs of revenues:
Costs of verification and certification services	1,624	-	(90)	1,534	1,595	-	(33)	1,562
Costs of products	502	-	-	502	443	-	-	443
Costs of software license, maintenance and support services	-	146	-	146	-	154	-	154
Costs of software-related consulting services	-	120	-	120	-	130	-	130
Total costs of revenues	2,126	266	(90)	2,302	2,038	284	(33)	2,289
Gross profit	1,402	232	(24)	1,610	1,415	281	(30)	1,666
Depreciation & amortization	88	146	-	234	82	178	-	260
Other operating expenses	1,537	217	(24)	1,730	1,511	226	(30)	1,707
Segment operating (loss)/income	$(223)	$(131)	$-	$(354)	$(178)	$(123)	$-	$(301)
Other items to reconcile segment operating income (loss) to net income attributable to WFCF:
Other expense (income)	(30)	(3)	-	(33)	-	-	(31)	(31)
Income tax (benefit)/expense	-	-	(80)	(80)	-	-	(83)	(83)
Net loss attributable to non-controlling interest	-	-	-	-	-	44	-	44
Net (loss)/income attributable to WFCF	$(193)	$(128)	$80	$(241)	$(178)	$(79)	$114	$(143)

Verification and Certification Segment

Verification and certification service revenues consist of fees charged for verification audits and other verification and certification related services that the Company performs for customers. Fees earned from our WFCF labeling program are also included in our verification and certification revenues as it represents a value-added extension of our source verification. Verification and certification service revenue for the three months ended March 31, 2020 decreased less than 0.4% compared to 2019.

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. Product sales for the three months ended March 31, 2020 increased approximately $0.1 million, or 13.1% compared to the same period in 2019. Overall, our product sales have increased primarily in response to the requirement for source and age verification using an identification tag at birth for cattle.

Costs of revenues for our verification and certification segment for the three months ended March 31, 2020 were approximately $1.5 million compared to approximately $1.6 million for the same period in 2019. Gross margin for the three months ended March 31, 2020 decreased to 39.7% compared to 41.0% in 2019 primarily due to competitive pricing offered to dairy calf ranches for significantly higher purchase volumes of cattle identification ear tags. Our margins are generally impacted by various costs such as cost of products, salaries and benefits, insurance, and taxes.

Other operating expenses for the three months ended March 31, 2020 increased approximately 1.7% compared to the same three month period in 2019.

Software Sales and Related Consulting Segment

Software license, maintenance and support services revenue is a revenue stream specific to our acquisitions of SureHarvest, Sow Organic, JVF Consulting and Postelsia. We employ a SaaS revenue model that bundles annual software licenses with ongoing software enhancements and upgrades and a wide range of professional services that generate incremental revenue specific to the food and agricultural industry. For the three months ended March 31, 2020, software license, maintenance and support services revenue decreased approximately 32.3% over 2019 predominately due to a significant decrease in the number of billable hours of staff focused on software enhancements and upgrades.

Software-related consulting service revenue primarily represents fees earned from professional consulting, customer education and training related services. Software-related consulting service revenue for the three months ended March 31, 2020 increased approximately 19.9% compared to the same period in 2019. The three month increase is due to fluctuations in customer demand for consulting services.

Costs of revenues for our software sales and related consulting segment for the three months ended March 31, 2020 and March 31, 2019 was approximately $0.3 million. Gross margin for the three months ended March 31, 2020 declined to 46.6% compared to 49.7% for the same period in 2019. The three month decrease in gross margin is due to the decrease in billable hours of staff focused on software enhancements and upgrades.

Other operating expenses for the three months ended March 31, 2020 decreased approximately 4.0% compared to the same period in 2019. The decrease is predominately due to managing general expenses.

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

Dividend Income from Progressive Beef

For the three months ended March 31, 2020 and March 31, 2019, the Company received dividend income of $30,000 from Progressive Beef representing a distribution of their earnings.

Income Tax Expense

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three months ended March 31, 2020, we recorded income tax benefit of approximately $80,000 compared to income tax benefit of $83,000 for the same period in 2019.

Net Income and Per Share Information

As a result of the foregoing, net loss attributable to WFCF shareholders for the three months ended March 31, 2020 was approximately $0.2 million and less than a penny per basic and diluted common share, respectively, compared to net loss of approximately $0.1 million and less than a penny per basic and diluted common share for the same period in 2019.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, including our principal executive and financial officers, have conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act, to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our principal executive and financial officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report. We believe that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various legal actions, administrative proceedings and claims in the ordinary course of business. We generally record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable. We are not aware of any significant legal actions at this time.

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2019 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2020, the Company recognizes the coronavirus pandemic may have an economic impact on the Company, but management does not know and cannot estimate what the financial impact may be. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On September 30, 2019, our Board of Directors approved a new plan to buyback up to ten million additional shares of our common stock from the open market (“Stock Buyback Plan”). Activity for the three months ended March 31, 2020 is as follows:

	Number of Shares	Cost of Shares	Average Cost per Share

Shares purchased - January 2020	19,295	$36,382	$1.89
Shares purchased - February 2020	7,890	15,226	$1.93
Shares purchased - March 2020	57,040	107,085	$1.88
Total	84,225	$158,693	$1.88

ITEM 6. EXHIBITS

(a) Exhibits

Number	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2020	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

	By:	/s/ Dannette Henning
Chief Financial Officer

