Form 10-Q
period 2020-06-30
Where Food Comes From, Inc.
filed 2020-08-13
CIK 1360565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2020

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of July 31, 2020, was 25,903,479.

Where Food Comes From, Inc.

Table of Contents

June 30, 2020

Where Food Comes From, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
(Amounts in thousands, except per share amounts)	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,517	$2,638
Accounts receivable, net of allowance	1,770	2,515
Short-term investments in certificates of deposit	261	258
Prepaid expenses and other current assets	351	450
Total current assets	6,899	5,861
Property and equipment, net	1,697	1,545
Operating lease right-of-use assets	3,139	3,268
Investment in Progressive Beef	991	991
Intangible and other assets, net	3,258	3,248
Goodwill	2,946	2,946
Deferred tax assets, net	349	378
Total assets	$19,279	$18,237

Liabilities and Equity
Current liabilities:
Accounts payable	$780	$1,023
Accrued expenses and other current liabilities	740	674
Deferred revenue	1,206	797
Current portion of long term debt	465	-
Current portion of finance lease obligations	10	8
Current portion of operating lease obligations	254	239
Total current liabilities	3,455	2,741
Long term debt, net of current portion	565	-
Finance lease obligations, net of current portion	16	21
Operating lease obligation, net of current portion	3,395	3,526
Total liabilities	7,431	6,288

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 95,000 shares authorized; 25,812 (2020) and 25,802 (2019) shares issued, and 24,839 (2020) and 24,977 (2019) shares outstanding	26	26
Additional paid-in-capital	11,483	11,425
Treasury stock of 973 (2020) and 825 (2019) shares	(1,934)	(1,665)
Retained earnings	2,273	2,163
Total equity	11,848	11,949
Total liabilities and stockholders' equity	$19,279	$18,237

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,
(Amounts in thousands, except per share amounts)	2020	2019
Revenues:
Verification and certification service revenue	$3,108	$3,743
Product sales	796	635
Software license, maintenance and support services revenue	237	300
Software-related consulting service revenue	275	210
Total revenues	4,416	4,888
Costs of revenues:
Costs of verification and certification services	1,516	2,097
Costs of products	501	398
Costs of software license, maintenance and support services	109	162
Costs of software-related consulting services	190	143
Total costs of revenues	2,316	2,800
Gross profit	2,100	2,088
Selling, general and administrative expenses	1,631	1,685
Income from operations	469	403
Other expense (income):
Dividend income from Progressive Beef	(30)	(30)
Other income, net	(2)	(2)
Loss on foreign currency exchange	2	-
Interest expense	3	2
Income before income taxes	496	433
Income tax expense	145	129
Net income	351	304
Net loss attributable to non-controlling interest	-	57
Net income attributable to Where Food Comes From, Inc.	$351	$361

Per share - net income attributable to Where Food Comes From, Inc.:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Weighted average number of common shares outstanding:
Basic	24,874	24,709
Diluted	25,029	24,908

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Operations

(Unaudited)

	Six months ended June 30,
(Amounts in thousands, except per share amounts)	2020		2019
Revenues:
Verification and certification service revenue		$5,911	$6,555
Product sales		1,521	1,276
Software license, maintenance and support services revenue		380	595
Software-related consulting service revenue		516	417
Total revenues		8,328	8,843
Costs of revenues:
Costs of verification and certification services		3,050	3,659
Costs of products		1,003	841
Costs of software license, maintenance and support services		255	316
Costs of software-related consulting services		310	273
Total costs of revenues		4,618	5,089
Gross profit		3,710	3,754
Selling, general and administrative expenses		3,595	3,651
Income from operations		115	103
Other expense (income):
Dividend income from Progressive Beef		(60)	(60)
Other income, net		(4)	(5)
Gain on foreign currency exchange		(1)	-
Gain on sale of assets		-	(1)
Interest expense		5	5
Income before income taxes		175	164
Income tax expense		65	46
Net income		110	118
Net loss attributable to non-controlling interest		-	100
Net income attributable to Where Food Comes From, Inc.		$110	$218

Per share - net income attributable to Where Food Comes From, Inc.:
Basic	$	*	$0.01
Diluted	$	*	$0.01
* less than $0.01 per share
Weighted average number of common shares outstanding:
Basic		24,910	24,833
Diluted		25,082	25,032

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(Amounts in thousands)	2020	2019

Operating activities:
Net income	$110	$118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	478	545
Gain on sale of assets	-	(1)
Stock-based compensation expense	55	92
Deferred tax benefit	29	(50)
Bad debt expense	-	15
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable	745	(442)
Short-term investments	(3)	(10)
Prepaid expenses and other assets	99	79
Accounts payable	(243)	208
Accrued expenses and other current liabilities	66	337
Deferred revenue	409	488
Right of use assets and liabilities, net	3	-
Net cash provided by operating activities	1,748	1,379

Investing activities:
Acquisition of Postelsia Holdings, Ltd.	(300)	-
Proceeds from sale of assets	-	1
Purchases of property, equipment and software development costs	(329)	(252)
Proceeds from maturity of short-term investments	-	252
Net cash (used in) provided by investing activities	(629)	1

Financing activities:
Repayments of notes payable	-	(4)
Proceeds from long term debt	1,030	-
Repayments of finance lease obligations	(4)	(6)
Proceeds from stock option exercise	3	-
Stock repurchase under Stock Buyback Plan	(269)	(252)
Net provided by (cash used) in financing activities	760	(262)
Net change in cash	1,879	1,118
Cash at beginning of period	2,638	1,482
Cash at end of period	$4,517	$2,600

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statement of Equity

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
(Amounts in thousands)	Shares	Amount	Capital	Stock	Earnings	Total

Balance at January 1, 2019	24,968	$25	$11,031	$(1,109)	$818	$10,765

Stock-based compensation expense	-	-	45	-	-	45
Repurchase of common shares under Stock Buyback Plan	(47)	-	-	(83)	-	(83)
Net income attributable to Where Food Comes From, Inc.	-	-	-	-	(143)	(143)
Balance at March 31, 2019	24,921	$25	$11,076	$(1,192)	$675	$10,584

Stock-based compensation expense	-	-	47	-	-	47
Repurchase of common shares under Stock Buyback Plan	(95)	-	-	(169)	-	(169)
Net income attributable to Where Food Comes From, Inc.	-	-	-	-	361	361
Balance at June 30, 2019	24,826	$25	$11,123	$(1,361)	$1,036	$10,823

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statement of Equity

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
(Amounts in thousands)	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2019	24,977	$26	$11,425	$(1,665)	$2,163	$11,949
Stock-based compensation expense	-	-	31	-	-	31
Repurchase of common shares under Stock Buyback Plan	(84)	-	-	(158)	-	(158)
Net loss attributable to Where Food Comes From, Inc.	-	-	-	-	(241)	(241)
Balance at March 31, 2020	24,893	$26	$11,456	$(1,823)	$1,922	$11,581

Stock-based compensation expense	-	-	24	-	-	24
Stock options exercised	10	-	3	-	-	3
Repurchase of common shares under Stock Buyback Plan	(64)	-	-	(111)	-	(111)
Net income attributable to Where Food Comes From, Inc.	-	-	-	-	351	351
Balance at June 30, 2020	24,839	$26	$11,483	$(1,934)	$2,273	$11,848

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

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2019, included in our Form 10-K filed on March 5, 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform to current year presentation. Net income and shareholders’ equity were not affected by these reclassifications. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

The following is a reconciliation of the share data used in the basic and diluted income per share computations (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Basic:
Weighted average shares outstanding	24,874	24,709	24,910	24,833

Diluted:
Weighted average shares outstanding	24,874	24,709	24,910	24,833
Weighted average effects of dilutive securities	155	199	172	199
Total	25,029	24,908	25,082	25,032

Antidilutive securities:	278	266	264	266

Note 4 - Investment in Progressive Beef, LLC

For the three months ended June 30, 2020 and June 30, 2019, the Company received dividend income from Progressive Beef of $30,000 representing a distribution of their earnings. For the six months ended June 30, 2020 and June 30, 2019, the Company received dividend income totaling $60,000, respectively. The income is reflected within the “other (expense) income” section of the Company’s Consolidated Statement of Income for the three and six months ended June 30, 2020 and June 30, 2019. The Company completed a qualitative assessment and determined that there were no impairment indicators as of June 30, 2020.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 5 – Intangible and Other Assets

The following table summarizes our intangible and other assets (amounts in thousands, except useful life):

	June 30,	December 31,	Estimated
	2020	2019	Useful Life
Intangible assets subject to amortization:
Tradenames and trademarks	$417	$417	2.5 - 8.0 years
Accreditations	85	85	5.0 years
Customer relationships	3,651	3,351	3.0 - 15.0 years
Patents	970	970	4.0 years
Non-compete agreements	121	121	5.0 years
	5,244	4,944
Less accumulated amortization	2,479	2,182
	2,765	2,762
Tradenames/trademarks (not subject to amortization)	465	465
	3,230	3,227
Other assets	28	21
Intangible and other assets:	$3,258	$3,248

Note 6 – Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities as of (amounts in thousands):

	June 30,	December 31,
	2020	2019

Income and sales taxes payable	$202	$171
Payroll related accruals	248	201
Customer deposits	91	62
Professional fees and other expenses	199	240
	$740	$674

Note 7 – Notes Payable

Unison Revolving Line of Credit

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2022. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. As of June 30, 2020 and December 31, 2019, the effective interest rate was 4.75% and 6.25%, respectively. The LOC is collateralized by all the business assets of ICS. As of June 30, 2020, and December 31, 2019, there were no amounts outstanding under this LOC.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Long Term Debt

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act allocated $350 billion to help small businesses keep workers employed amid the pandemic and economic downturn. Known as the Paycheck Protection Program (“PPP”), the initiative provides federally guaranteed loans to small businesses. These loans may be forgiven if borrowers maintain their payrolls during the crisis or restore their payrolls afterward. On April 17, 2020, the Company received a $1.0 million loan under the PPP with a maturity date of April 17, 2022 and an annual interest rate of 1.00%. The loan will be repaid in 17 monthly consecutive interest and principal payments of approximately $57,876, commencing December 1, 2020. While the Company believes a significant portion of the loan will be forgiven, the Company has not received any notification if any of the loan amount will be forgiven.

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

The amount of stock-based compensation expense is as follows (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Stock options	$23	$41	$53	$80
Restricted stock awards	1	6	2	12
Total	$24	$47	$55	$92

During the six months ended June 30, 2020, the Company awarded stock options to purchase 20,000 shares of the Company’s common stock at an exercise price of $1.81 per share to employees of the Company. No stock options were awarded during the three months ended June 30, 2020 or during the three and six months ended June 30, 2019.

The Company estimated the fair value of stock options using the Black-Scholes-Merton option pricing model with the following assumptions:

	Six months ended June 30,
	2020	2019
Number of options awarded to purchase common shares	20,000	None
Risk-free interest rate	1.56%	N/A
Expected volatility	97.3%	N/A
Assumed dividend yield	N/A	N/A
Expected life of options from the date of grant	9.8 years	N/A

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The estimated unrecognized compensation cost from unvested awards which will be recognized ratably over the remaining vesting phase is as follows (amounts in thousands):

Years ended December 31st:	Unvested stock options	Unvested restricted stock awards	Total unrecognized compensation expense
2020 (remaining six months)	59	2	61
2021	79	1	80
2022	15	-	15
2023	1	-	1
	$154	$3	$157

Equity Incentive Plans

Our 2016 Equity Incentive Plan (the “Equity Incentive Plan”) provides for the issuance of stock-based awards to employees, officers, directors and consultants. The Plan permits the granting of stock awards and stock options. The vesting of stock-based awards is generally subject to the passage of time and continued employment through the vesting period.

Stock Option Activity

Stock option activity under our Equity Incentive Plan is summarized as follows:

	Number of awards	Weighted avg. exercise price per share	Weighted avg. grant date fair value per share	Weighted avg. remaining contractual life (in years)	Aggregate intrinsic value

Outstanding, December 31, 2019	437,126	$1.46	$1.49	5.97	$150,417
Granted	20,000	$1.81	$2.05	9.65
Exercised	(10,000)	$1.60	$0.24	0.75
Expired/Forfeited	(25,325)	$-	$1.84	7.23
Outstanding, June 30, 2020	421,801	$1.49	$1.53	5.68	$131,913
Exercisable, June 30, 2020	292,738	$1.35	$1.37	4.41	$131,913
Unvested, June 30, 2020	129,063	$1.78	$1.89	8.54	$-

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on June 30, 2020 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on June 30, 2020.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Restricted Stock Activity

Restricted stock activity under our Equity Incentive Plan is summarized as follows:

Weighted avg.
	Number of	grant date
	options	fair value
Non-vested restricted shares, December 31, 2019	5,000	$2.55
Granted	-	$-
Vested	-	$-
Forfeited	-	$-
Non-vested restricted shares, June 30, 2020	5,000	$2.55

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

The provision or benefit for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three and six months ended June 30, 2020 we recorded an income tax expense of approximately $145,000 and $65,000, respectively, compared to income tax expense of $129,000 and $46,000 for the same 2019 periods.

Note 10 - Revenue Recognition

Disaggregation of Revenue

We have identified four material revenue categories in our business: (i) verification and certification service revenue, (ii) product sales, (iii) software license, maintenance and support services revenue and (iv) software-related consulting service revenue.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Revenue attributable to each of our identified revenue categories is disaggregated in the table below (amounts in thousands).

	Three months ended June 30, 2020				Three months ended June 30, 2019
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated
Verification and certification service revenue	$3,108	$-	$-	$3,108	$3,743	$-	$-	$3,743
Product sales	796	-	-	796	635	-	-	635
Software license, maintenance and support services revenue	-	237	-	237	-	339	(39)	300
Software-related consulting service revenue	-	275	-	275	-	243	(33)	210
Total revenues	$3,904	$512	$-	$4,416	$4,378	$582	$(72)	$4,888

	Six months ended June 30, 2020				Six months ended June 30, 2019
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated
Verification and certification service revenue	$5,911	$-	$-	$5,911	$6,555	$-	$-	$6,555
Product sales	1,521	-	-	1,521	1,276	-	-	1,276
Software license, maintenance and support services revenue	-	470	(90)	380	-	682	(87)	595
Software-related consulting service revenue	-	540	(24)	516	-	464	(47)	417
Total revenues	$7,432	$1,010	$(114)	$8,328	$7,831	$1,146	$(134)	$8,843

Contract Balances

As of June 30, 2020, and December 31, 2019, accounts receivable from contracts with customers, net of allowance for doubtful accounts, were approximately $1.8 and $2.5 million, respectively.

As of June 30, 2020, and December 31, 2019, deferred revenue from contracts with customers was approximately $1.2 and $0.8 million, respectively. The balance of the contract liabilities at June 30, 2020 and December 31, 2019 are expected to be recognized as revenue within one year or less of the invoice date.

The following table reflects the changes in our contract liabilities during the three month period ended June 30, 2020:

Deferred revenue (in thousands):
Unearned revenue March 31, 2020	$1,413
Unearned billings	503
Revenue recognized	(710)
Unearned revenue June 30, 2020	$1,206

The following table reflects the changes in our contract liabilities during the six month period ended June 30, 2020:

Deferred revenue (in thousands):
Unearned revenue January 1, 2020	$797
Unearned billings	1,737
Revenue recognized	(1,328)
Unearned revenue June 30, 2020	$1,206

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 11 – Leases

The components of lease expense were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating lease cost	$116	$118	$232	$238
Finance lease cost
Amortization of assets	2	2	4	4
Interest on finance lease obligations	2	2	3	4
Variable lease cost	-	-	-	-
Total net lease cost	$120	$122	$239	$246

Included in the table above, for the three and six months ended June 30, 2020, is $92,000 and $184,000, respectively, of operating lease cost for our corporate headquarters. This space is being leased from The Move, LLC. Our CEO and President, each a related party to WFCF, have a 24.3% jointly-held ownership interest in The Move, LLC.

Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	June 30, 2020			December 31, 2019
Operating leases:	Related Party	Other	Total	Related Party	Other	Total
Operating lease ROU assets	$2,845	$277	$3,122	$2,933	$314	$3,247

Current operating lease liabilities	169	85	254	$158	$81	$239
Noncurrent operating lease liabilities	3,173	222	3,395	3,260	266	3,526
Total operating lease liabilities	$3,342	$307	$3,649	$3,418	$347	$3,765

Finance leases:	June 30, 2020	December 31, 2019
Right of use asset, at cost	$43	$43
Accumulated amortization	(26)	(22)
Right of use asset, net	$17	$21

Current obligations of finance leases	$10	$8
Finance leases, net of current obligations	16	21
Total finance lease liabilities	$26	$29

Weighted average remaining lease term (in years):
Operating leases	10.4	11.0
Finance leases	2.6	3.0

Weighted average discount rate:
Operating leases	5.8%	5.8%
Finance leases	20.9%	20.8%

Supplemental cash flow and other information related to leases was as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$111	$111	$222	$211
Operating cash flows from finance leases	$2	$2	$3	$4
Financing cash flows from finance leases	$2	$2	$4	$3

ROU assets obtained in exchange for lease liabilities:
Operating leases	$3,507	$3,513	$3,507	$3,513

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Maturities of lease liabilities were as follows (amounts in thousands):

Years Ending December 31st,	Operating Leases	Finance Leases
2020 (remaining six months)	$227	$7
2021	462	12
2022	466	10
2023	461	5
2024	407	-
Thereafter	2,901	-
Total lease payments	4,924	34
Less amount representing interest	(1,275)	(8)
Total lease obligations	3,649	26
Less current portion	(254)	(10)
Long-term lease obligations	$3,395	$16

Note 12 – Commitments and Contingencies

Legal proceedings

From time to time, we may become involved in various legal actions, administrative proceedings and claims in the ordinary course of business. We generally record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable.

Note 13 - Segments

With each acquisition, we assess the need to disclose discrete information related to our operating segments. Because of the similarities of certain of our acquisitions that provide certification and verification services, we aggregate operations into one verification and certification reportable segment. The operating segments included in the aggregated verification and certification segment include IMI Global, ICS, JVF Consulting, and Validus. The factors considered in determining this aggregated reporting segment include the economic similarity of the businesses, the nature of services provided, production processes, types of customers and distribution methods.

The Company also determined that it has a software sales and related consulting reportable segment. SureHarvest, which includes Sow Organic and Postelsia, is the sole operating segment. This segment includes software license, maintenance, support and software-related consulting service revenues.

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The Company eliminates intercompany transfers between segments for management reporting purposes. The following table shows information for reportable operating segments (amounts in thousands):

	Three months ended June 30, 2020				Three months ended June 30, 2019
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Intangible and other assets, net	$1,405	$1,853	$-	$3,258	$1,384	$2,164	$-	$3,548
Goodwill	1,133	1,813	-	2,946	1,133	2,011	-	3,144
Total assets	18,596	5,287	(4,604)	19,279	16,630	5,523	(3,388)	18,765

Revenues:
Verification and certification service revenue	$3,108	$-	$-	$3,108	$3,743	$-	$-	$3,743
Product sales	796	-	-	796	635	-	-	635
Software license, maintenance and support services revenue	-	237	-	237	-	339	(39)	300
Software-related consulting service revenue	-	275	-	275	-	243	(33)	210
Total revenues	$3,904	$512	$-	$4,416	$4,378	$582	$(72)	$4,888
Costs of revenues:
Costs of verification and certification services	1,516	-	-	1,516	2,127	-	(30)	2,097
Costs of products	501	-	-	501	398	-	-	398
Costs of software license, maintenance and support services	-	109	-	109	-	162	-	162
Costs of software-related consulting services	-	190	-	190	-	143	-	143
Total costs of revenues	2,017	299	-	2,316	2,525	305	(30)	2,800
Gross profit	1,887	213	-	2,100	1,853	277	(42)	2,088
Depreciation & amortization	112	132	-	244	103	182	-	285
Other operating expenses	1,266	121	-	1,387	1,205	237	(42)	1,400
Segment operating (loss)/income	$509	$(40)	$-	$469	$545	$(142)	$-	$403
Other items to reconcile segment operating income (loss) to net income attributable to WFCF:
Other expense (income)	(29)	2	-	(27)	(30)	-	-	(30)
Income tax expense	-	-	145	145	-	-	129	129
Net loss attributable to non-controlling interest	-	-	-	-	-	57	-	57
Net (loss)/income attributable to WFCF	$538	$(42)	$(145)	$351	$575	$(85)	$(129)	$361

	Six months ended June 30, 2020				Six months ended June 30, 2019
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Intangible and other assets, net	$1,405	$1,853	$-	$3,258	$1,384	$2,164	$-	$3,548
Goodwill	1,133	1,813	-	2,946	1,133	2,011	-	3,144
Total assets	18,596	5,287	(4,604)	19,279	16,630	5,523	(3,388)	18,765

Revenues:
Verification and certification service revenue	$5,911	$-	$-	$5,911	$6,555	$-	$-	$6,555
Product sales	1,521	-	-	1,521	1,276	-	-	1,276
Software license, maintenance and support services revenue	-	470	(90)	380	-	682	(87)	595
Software-related consulting service revenue	-	540	(24)	516	-	464	(47)	417
Total revenues	$7,432	$1,010	$(114)	$8,328	$7,831	$1,146	$(134)	$8,843
Costs of revenues:
Costs of verification and certification services	3,140	-	(90)	3,050	3,722	-	(63)	3,659
Costs of products	1,003	-	-	1,003	841	-	-	841
Costs of software license, maintenance and support services	-	255	-	255	-	316	-	316
Costs of software-related consulting services	-	310	-	310	-	273	-	273
Total costs of revenues	4,143	565	(90)	4,618	4,563	589	(63)	5,089
Gross profit	3,289	445	(24)	3,710	3,268	557	(71)	3,754
Depreciation & amortization	200	278	-	478	185	361	-	546
Other operating expenses	2,803	338	(24)	3,117	2,710	466	(71)	3,105
Segment operating (loss)/income	$286	$(171)	$-	$115	$373	$(270)	$-	$103
Other items to reconcile segment operating income (loss) to net income attributable to WFCF:
Other expense (income)	(59)	(1)	-	(60)	(60)	(1)	-	(61)
Income tax expense	-	-	65	65	-	-	46	46
Net loss attributable to non-controlling interest	-	-	-	-	-	100	-	100
Net (loss)/income attributable to WFCF	$345	$(170)	$(65)	$110	$433	$(169)	$(46)	$218

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 14 – Supplemental Cash Flow Information

	Six months ended June 30,
	2020	2019
Cash paid during the year:
Interest expense	$5	$6
Income taxes	$10	$71

Note 15 – Subsequent Events

Management is not aware of any material events or transactions which have occurred since the date of these financial statements and the issuance of the 10Q filing.

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

Through our more recent acquisitions, including SureHarvest Services LLC (“SureHarvest”); Sow Organic, LLC; and Postelsia Holdings, Ltd. (“Postelsia”) we provide sustainability programs, compliance management and farming information management solutions to drive sustainable value creation. We employ a software-as-a-service (“SaaS”) revenue model that bundles annual software licenses with ongoing software enhancements and upgrades and a wide range of professional services that generate incremental revenue specific to the food and agricultural industry.

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

All of our locations have been affected. We have adjusted certain aspects of our operations to protect our employees while avoiding business interruption. As an essential business to the food and agriculture industries, we have maintained standard business operations while under stay at home (and similar) guidelines from various states, by allowing a majority of its employees work remotely until government mandates allow for normal business operations. Employees essential to operations, management and the accounting function remain on-site at our corporate headquarters. Internal controls over financial reporting have not been impacted by employees working remotely. Management is continuously monitoring to ensure controls are effective and properly maintained.

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

Liquidity and Capital Resources

At June 30, 2020, we had cash, cash equivalents and certificates of deposits (classified as short-term investments) of approximately $4.8 million compared to approximately $2.9 million at December 31, 2019. Our working capital at June 30, 2020 was approximately $3.5 million compared to $3.1 million at December 31, 2019.

Net cash provided by operating activities for the six months ended June 30, 2020 was approximately $1.7 million compared to net cash provided of $1.4 million during the same period in 2019. Net cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock-based compensation expense, and deferred taxes. The increase in cash provided by operating activities was primarily driven by a change in accounts receivable and accounts payable as of June 30, 2020 compared to the same period in 2019. The Company has evaluated their customer receivables in relation to the current economic impact due to the coronavirus pandemic and does not feel any of the receivables are impaired at this time, but will keep actively monitoring the customer receivables.

Net cash used in investing activities for the six months ended June 30, 2020, was approximately $0.6 million compared to cash provided by investing activities of $1,000 in the 2019 period. Net cash used in the June 30, 2020 period was primarily attributable to acquisition of Postelsia Holdings, Ltd for $0.3 million and investment in software of $0.3 million.

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

Debt Facility

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2022. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due upon maturity. As of June 30, 2020, and December 31, 2019, the effective interest rate was 4.75% and 6.25%, respectively. The LOC is collateralized by all the business assets of International Certification Services, Inc. (“ICS”). As of June 30, 2020, and December 31, 2019, there were no amounts outstanding under this LOC.

On April 17, 2020, the Company received a $1.0 million loan under the PPP with a maturity date of April 17, 2022 and an annual interest rate of 1.00%. The loan will be repaid in 17 monthly consecutive interest and principal payments of approximately $57,876, commencing December 1, 2020. The Company has not received any notification if any of the loan amount will be forgiven.

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2020 compared to the same periods in fiscal year 2019

The following table shows information for reportable operating segments (amounts in thousands):

	Three months ended June 30, 2020				Three months ended June 30, 2019
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Intangible and other assets, net	$1,405	$1,853	$-	$3,258	$1,384	$2,164	$-	$3,548
Goodwill	1,133	1,813	-	2,946	1,133	2,011	-	3,144
Total assets	18,596	5,287	(4,604)	19,279	16,630	5,523	(3,388)	18,765

Revenues:
Verification and certification service revenue	$3,108	$-	$-	$3,108	$3,743	$-	$-	$3,743
Product sales	796	-	-	796	635	-	-	635
Software license, maintenance and support services revenue	-	237	-	237	-	339	(39)	300
Software-related consulting service revenue	-	275	-	275	-	243	(33)	210
Total revenues	$3,904	$512	$-	$4,416	$4,378	$582	$(72)	$4,888
Costs of revenues:
Costs of verification and certification services	1,516	-	-	1,516	2,127	-	(30)	2,097
Costs of products	501	-	-	501	398	-	-	398
Costs of software license, maintenance and support services	-	109	-	109	-	162	-	162
Costs of software-related consulting services	-	190	-	190	-	143	-	143
Total costs of revenues	2,017	299	-	2,316	2,525	305	(30)	2,800
Gross profit	1,887	213	-	2,100	1,853	277	(42)	2,088
Depreciation & amortization	112	132	-	244	103	182	-	285
Other operating expenses	1,266	121	-	1,387	1,205	237	(42)	1,400
Segment operating (loss)/income	$509	$(40)	$-	$469	$545	$(142)	$-	$403
Other items to reconcile segment operating income (loss) to net income attributable to WFCF:
Other expense (income)	(29)	2	-	(27)	(30)	-	-	(30)
Income tax expense	-	-	145	145	-	-	129	129
Net loss attributable to non-controlling interest	-	-	-	-	-	57	-	57
Net (loss)/income attributable to WFCF	$538	$(42)	$(145)	$351	$575	$(85)	$(129)	$361

	Six months ended June 30, 2020				Six months ended June 30, 2019
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Intangible and other assets, net	$1,405	$1,853	$-	$3,258	$1,384	$2,164	$-	$3,548
Goodwill	1,133	1,813	-	2,946	1,133	2,011	-	3,144
Total assets	18,596	5,287	(4,604)	19,279	16,630	5,523	(3,388)	18,765

Revenues:
Verification and certification service revenue	$5,911	$-	$-	$5,911	$6,555	$-	$-	$6,555
Product sales	1,521	-	-	1,521	1,276	-	-	1,276
Software license, maintenance and support services revenue	-	470	(90)	380	-	682	(87)	595
Software-related consulting service revenue	-	540	(24)	516	-	464	(47)	417
Total revenues	$7,432	$1,010	$(114)	$8,328	$7,831	$1,146	$(134)	$8,843
Costs of revenues:
Costs of verification and certification services	3,140	-	(90)	3,050	3,722	-	(63)	3,659
Costs of products	1,003	-	-	1,003	841	-	-	841
Costs of software license, maintenance and support services	-	255	-	255	-	316	-	316
Costs of software-related consulting services	-	310	-	310	-	273	-	273
Total costs of revenues	4,143	565	(90)	4,618	4,563	589	(63)	5,089
Gross profit	3,289	445	(24)	3,710	3,268	557	(71)	3,754
Depreciation & amortization	200	278	-	478	185	361	-	546
Other operating expenses	2,803	338	(24)	3,117	2,710	466	(71)	3,105
Segment operating (loss)/income	$286	$(171)	$-	$115	$373	$(270)	$-	$103
Other items to reconcile segment operating income (loss) to net income attributable to WFCF:
Other expense (income)	(59)	(1)	-	(60)	(60)	(1)	-	(61)
Income tax expense	-	-	65	65	-	-	46	46
Net loss attributable to non-controlling interest	-	-	-	-	-	100	-	100
Net (loss)/income attributable to WFCF	$345	$(170)	$(65)	$110	$433	$(169)	$(46)	$218

Verification and Certification Segment

Verification and certification service revenues consist of fees charged for verification audits and other verification and certification related services that the Company performs for customers. Fees earned from our WFCF labeling program are also included in our verification and certification revenues as it represents a value-added extension of our source verification. Verification and certification service revenue for the three and six months ended June 30, 2020 decreased 17.0% and 9.8%, respectively, compared to 2019.

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. Product sales for the three and six months ended June 30, 2020 increased approximately $0.2 and $0.2 million, respectively, or 25.4% and 19.2%, respectively, compared to the same period in 2019. Overall, our product sales have increased primarily in response to the requirement for source and age verification using an identification tag at birth for cattle.

Costs of revenues for our verification and certification segment for the three and six months ended June 30, 2020 were approximately $1.5 million and $3.1 million, respectively, compared to approximately $2.1 million and $3.7 million, respectively, for the same periods in 2019. Gross margin for the three and six months ended June 30, 2020 increased to 48.3% and 44.3%, respectively, compared to 42.3% and 41.7%, respectively, in 2019 primarily due to shifting within the species that we verify as a result of COVID-19 on farm biosecurity restrictions and due to introduction of our new CARE verification program. Our margins are generally impacted by various costs such as cost of products, salaries and benefits, insurance, and taxes.

Other operating expenses for the three and six months ended June 30, 2020 increased approximately 5.1% and 3.4%, respectively, compared to the same three and six month periods in 2019. The increase is predominately due to additional costs of increasing our marketing presence at the February 2020 NCBA Trade show.

Software Sales and Related Consulting Segment

Software license, maintenance and support services revenue is a revenue stream specific to our acquisitions of SureHarvest, Sow Organic, and Postelsia. We employ a SaaS revenue model that bundles annual software licenses with ongoing software enhancements and upgrades and a wide range of professional services that generate incremental revenue specific to the food and agricultural industry. For the three and six months ended June 30, 2020, software license, maintenance and support services revenue decreased approximately 34.0% and 31.1%, respectively, over the same 2019 periods, predominately due customer-related budget delays for significant software enhancements because of COVID-19 concerns which results in a decrease in the number of billable hours of staff focused on software enhancements and upgrades.

Software-related consulting service revenue primarily represents fees earned from professional consulting, customer education and training related services. Software-related consulting service revenue for the three and six months ended June 30, 2020 increased approximately 15.2% and 16.4%, respectively, compared to the same periods in 2019. The three and six month increases are due to fluctuations in customer demand for consulting services.

Costs of revenues for our software sales and related consulting segment for the three and six months ended June 30, 2020 and June 30, 2019 was approximately $0.3 million and $0.6 million, respectively. Gross margin for the three and six months ended June 30, 2020 declined to 41.6% and 44.1%, respectively, compared to 47.6% and 48.6%, respectively, for the same periods in 2019. The three and six month decrease in gross margin is due to the decrease in billable hours of staff focused on software enhancements and upgrades.

Other operating expenses for the three and six months ended June 30, 2020 decreased approximately 49.0% and 27.6%, respectively, compared to the same period in 2019. The decrease is predominately due to assets becoming fully depreciated in 2019, resulting in less depreciation and amortization in 2020.

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

Dividend Income from Progressive Beef

For the three and six months ended June 30, 2020 and June 30, 2019, the Company received dividend income of $30,000 and $60,000, respectively, from Progressive Beef representing a distribution of their earnings.

Income Tax Expense

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three and six months ended June 30, 2020, we recorded income tax expense of approximately $145,000 and $65,000, respectively, compared to income tax expense of $129,000 and $46,000 for the same periods in 2019.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the three and six months ended June 30, 2020 was approximately $0.3 million and $0.1 million, respectively, $0.01 and less than a penny per basic and diluted common share, respectively, compared to net income of approximately $0.3 million and $0.2 million, respectively, or $0.01 and $0.01 per basic and diluted common share, respectively, for the same periods in 2019.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2019 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2020, the Company recognizes the coronavirus pandemic may have an economic impact on the Company, but management does not know and cannot estimate what the financial impact may be. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On September 30, 2019, our Board of Directors approved a new plan to buyback up to ten million additional shares of our common stock from the open market (“Stock Buyback Plan”). Activity for the three months ended June 30, 2020 is as follows:

	Number of Shares	Cost of Shares	Average Cost per Share

Shares purchased - April 2020	4,500	$8,365	$1.86
Shares purchased - May 2020	42,007	70,714	$1.68
Shares purchased - June 2020	17,800	31,623	$1.78
Total	64,307	$110,702	$1.72

ITEM 6. EXHIBITS

(a) Exhibits

Number	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 2020	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

By:	/s/ Dannette Henning
Chief Financial Officer

