Form 10-Q
period 2020-09-30
Where Food Comes From, Inc.
filed 2020-11-05
CIK 1360565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2020

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of October 30, 2020, was 24,685,704.

Where Food Comes From, Inc.

Table of Contents

September 30, 2020

Part 1 - Financial Information

Item 1. Financial Statements

Where Food Comes From, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
(Amounts in thousands, except per share amounts)	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,625	$2,638
Accounts receivable, net of allowance	2,523	2,515
Short-term investments in certificates of deposit	262	258
Prepaid expenses and other current assets	717	450
Total current assets	8,127	5,861
Property and equipment, net	1,669	1,545
Operating lease right-of-use assets	3,073	3,268
Investment in Progressive Beef	991	991
Intangible and other assets, net	3,105	3,248
Goodwill	2,946	2,946
Deferred tax assets, net	350	378
Total assets	$20,261	$18,237

Liabilities and Equity
Current liabilities:
Accounts payable	$953	$1,023
Accrued expenses and other current liabilities	1,179	674
Deferred revenue	1,148	797
Current portion of long term debt	641	-
Current portion of finance lease obligations	9	8
Current portion of operating lease obligations	260	239
Total current liabilities	4,190	2,741
Long term debt, net of current portion	391	-
Finance lease obligations, net of current portion	14	21
Operating lease obligation, net of current portion	3,328	3,526
Total liabilities	7,923	6,288

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 95,000 shares authorized; 25,812 (2020) and 25,802 (2019) shares issued, and 24,677 (2020) and 24,977 (2019) shares outstanding	26	26
Additional paid-in-capital	11,508	11,425
Treasury stock of 1,135 (2020) and 825 (2019) shares	(2,199)	(1,665)
Retained earnings	3,003	2,163
Total equity	12,338	11,949
Total liabilities and stockholders’ equity	$20,261	$18,237

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,
(Amounts in thousands, except per share amounts)	2020	2019
Revenues:
Verification and certification service revenue	$4,307	$4,759
Product sales	1,362	1,086
Software license, maintenance and support services revenue	245	227
Software-related consulting service revenue	283	160
Total revenues	6,197	6,232
Costs of revenues:
Costs of verification and certification services	2,233	2,673
Costs of products	866	697
Costs of software license, maintenance and support services	138	153
Costs of software-related consulting services	198	122
Total costs of revenues	3,435	3,645
Gross profit	2,762	2,587
Selling, general and administrative expenses	1,806	1,973
Income from operations	956	614
Other expense (income):
Dividend income from Progressive Beef	(30)	(30)
Other income, net	(2)	(2)
Gain on sale of assets	(19)	-
Loss on foreign currency exchange	2	-
Interest expense	4	2
Income before income taxes	1,001	644
Income tax expense	271	184
Net income	730	460
Net loss attributable to non-controlling interest	-	81
Net income attributable to Where Food Comes From, Inc.	$730	$541

Per share - net income attributable to Where Food Comes From, Inc.:
Basic	$0.03	$0.02
Diluted	$0.03	$0.02

Weighted average number of common shares outstanding:
Basic	24,745	24,792
Diluted	24,894	24,972

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Operations

(Unaudited)

	Nine months ended September 30,
(Amounts in thousands, except per share amounts)	2020	2019
Revenues:
Verification and certification service revenue	$10,218	$11,314
Product sales	2,883	2,363
Software license, maintenance and support services revenue	625	822
Software-related consulting service revenue	799	576
Total revenues	14,525	15,075
Costs of revenues:
Costs of verification and certification services	5,283	6,332
Costs of products	1,869	1,538
Costs of software license, maintenance and support services	393	469
Costs of software-related consulting services	508	395
Total costs of revenues	8,053	8,734
Gross profit	6,472	6,341
Selling, general and administrative expenses	5,401	5,624
Income from operations	1,071	717
Other expense (income):
Dividend income from Progressive Beef	(90)	(90)
Other income, net	(6)	(7)
Gain on foreign currency exchange	1	-
Gain on sale of assets	(19)	(1)
Interest expense	9	8
Income before income taxes	1,176	807
Income tax expense	336	230
Net income	840	577
Net loss attributable to non-controlling interest	-	182
Net income attributable to Where Food Comes From, Inc.	$840	$759

Per share - net income attributable to Where Food Comes From, Inc.:
Basic	$0.03	$0.03
Diluted	$0.03	$0.03

Weighted average number of common shares outstanding:
Basic	24,857	24,879
Diluted	25,011	25,062

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(Amounts in thousands)	2020	2019

Operating activities:
Net income	$840	$577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	736	802
Gain on sale of assets	(19)	(1)
Stock-based compensation expense	80	129
Deferred tax benefit	28	(73)
Bad debt expense	49	27
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable	(57)	(794)
Short-term investments	(4)	(11)
Prepaid expenses and other assets	(267)	233
Accounts payable	(70)	481
Accrued expenses and other current liabilities	505	641
Deferred revenue	351	297
Right of use assets and liabilities, net	4	27
Net cash provided by operating activities	2,176	2,335

Investing activities:
Acquisition of Postelsia Holdings, Ltd.	(300)	-
Proceeds from sale of assets	34	1
Purchases of property, equipment and software development costs	(416)	(268)
Proceeds from maturity of short-term investments	-	253
Net cash used in by investing activities	(682)	(14)

Financing activities:
Repayments of notes payable	-	(7)
Proceeds from long term debt	1,030	-
Repayments of finance lease obligations	(6)	(5)
Proceeds from stock option exercise	3	-
Stock repurchase under Stock Buyback Plan	(534)	(371)
Net provided by (cash used) in financing activities	493	(383)
Net change in cash	1,987	1,938
Cash at beginning of period	2,638	1,482
Cash at end of period	$4,625	$3,420

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statement of Equity

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
(Amounts in thousands)	Shares	Amount	Capital	Stock	Earnings	Total

Balance at January 1, 2019	24,968	$25	$11,031	$(1,109)	$818	$10,765
Stock-based compensation expense	-	-	45	-	-	45
Repurchase of common shares under Stock Buyback Plan	(47)	-	-	(83)	-	(83)
Net income attributable to Where Food Comes From, Inc.	-	-	-	-	(143)	(143)
Balance at March 31, 2019	24,921	$25	$11,076	$(1,192)	$675	$10,584

Stock-based compensation expense	-	-	47	-	-	47
Repurchase of common shares under Stock Buyback Plan	(95)	-	-	(169)	-	(169)
Net income attributable to Where Food Comes From, Inc.	-	-	-	-	361	361
Balance at June 30, 2019	24,826	$25	$11,123	$(1,361)	$1,036	$10,823

Stock-based compensation expense	-	-	37	-	-	37
Vesting of restricted shares to Employees	25	-	-			-
Repurchase of common shares under Stock Buyback Plan	(67)	-	-	(119)	-	(119)
Net income attributable to Where Food Comes From, Inc.	-	-	-	-	541	541
Balance at September 30, 2019	24,784	$25	$11,160	$(1,480)	$1,577	$11,282

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statement of Equity

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
(Amounts in thousands)	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2019	24,977	$26	$11,425	$(1,665)	$2,163	$11,949

Stock-based compensation expense	-	-	31	-	-	31
Repurchase of common shares under Stock Buyback Plan	(84)	-	-	(158)	-	(158)
Net loss attributable to Where Food Comes From, Inc.	-	-	-	-	(241)	(241)
Balance at March 31, 2020	24,893	$26	$11,456	$(1,823)	$1,922	$11,581

Stock-based compensation expense	-	-	24	-	-	24
Stock options exercised	10	-	3	-	-	3
Repurchase of common shares under Stock Buyback Plan	(64)	-	-	(111)	-	(111)
Net income attributable to Where Food Comes From, Inc.	-	-	-	-	351	351
Balance at June 30, 2020	24,839	$26	$11,483	$(1,934)	$2,273	$11,848

Stock-based compensation expense	-	-	25	-	-	25
Repurchase of common shares under Stock Buyback Plan	(162)	-	-	(265)	-	(265)
Net income attributable to Where Food Comes From, Inc.	-	-	-	-	730	730
Balance at September 30, 2020	24,677	$26	$11,508	$(2,199)	$3,003	$12,338

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

Basis of Presentation

Our unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the results of operations, financial position and cash flows of Where Food Comes From, Inc. and its subsidiaries, International Certification Services, Inc. (“ICS”), Validus Verification Services, LLC (“Validus”), Sterling Solutions (“Sterling”), SureHarvest Services, LLC. (“SureHarvest”), A Bee Organic, Sow Organic, JVF Consulting and Postelsia Holdings, Ltd. (“Postelsia”) (collectively referred to as “we,” “us,” and “our” throughout this Form 10-Q). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues, costs and expenses during the reporting period. All significant intercompany transactions and amounts have been eliminated. The results of businesses acquired are included in the consolidated financial statements from the date of the acquisition. Actual results could differ from the estimates.

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2019, included in our Form 10-K filed on March 5, 2020. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform to current year presentation. Net income and shareholders’ equity were not affected by these reclassifications. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

Note 2 – Business Acquisitions

On February 21, 2020 the Company acquired all of the stock of privately held Postelsia Holdings, Ltd. (“Postelsia”) for $250,000 in cash at the acquisition closing date, with an additional $50,000 in cash being held in escrow and paid in September 2020. The escrowed funds were to support any claims by the Company for breaches of representation and warranties, of which there were none.

Postelsia, based in Victoria, British Columbia, is a leader in the emerging field of environmental and social sustainability programs for the seafood industry. Postelsia provides a range of programs and consulting services designed to improve and promote sustainable practices, including environmental conservation, worker care, and food safety compliance. Postelsia operates as a wholly owned subsidiary of the Company.

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

The following is a reconciliation of the share data used in the basic and diluted income per share computations (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Basic:
Weighted average shares outstanding	24,745	24,792	24,857	24,879

Diluted:
Weighted average shares outstanding	24,745	24,792	24,857	24,879
Weighted average effects of dilutive securities	149	180	154	183
Total	24,894	24,972	25,011	25,062

Antidilutive securities:	286	283	286	283

Note 4 - Investment in Progressive Beef, LLC

For the three months ended September 30, 2020 and September 30, 2019, the Company received dividend income from Progressive Beef of $30,000 representing a distribution of their earnings. For the nine months ended September 30, 2020 and September 30, 2019, the Company received dividend income totaling $90,000, respectively. The income is reflected within the “other expense (income)” section of the Company’s Consolidated Statements of Income for the three and nine months ended September 30, 2020 and September 30, 2019. The Company completed a qualitative assessment and determined that there were no impairment indicators as of September 30, 2020.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 5 – Intangible and Other Assets

The following table summarizes our intangible and other assets (amounts in thousands, except useful life):

	September 30,	December 31,	Estimated
	2020	2019	Useful Life
Intangible assets subject to amortization:
Tradenames and trademarks	$417	$417	2.5 - 8.0 years
Accreditations	85	85	5.0 years
Customer relationships	3,664	3,351	3.0 - 15.0 years
Patents	970	970	4.0 years
Non-compete agreements	121	121	5.0 years
	5,257	4,944
Less accumulated amortization	2,631	2,182
	2,626	2,762
Tradenames/trademarks (not subject to amortization)	465	465
	3,091	3,227
Other assets	14	21
Intangible and other assets:	$3,105	$3,248

Note 6 – Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities as of (amounts in thousands):

	September 30,	December 31,
	2020	2019

Income and sales taxes payable	$483	$171
Payroll related accruals	398	201
Customer deposits	93	62
Professional fees and other expenses	205	240
	$1,179	$674

Note 7 – Notes Payable

Unison Revolving Line of Credit

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2022. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. As of September 30, 2020 and December 31, 2019, the effective interest rate was 4.75% and 6.25%, respectively. The LOC is collateralized by all the business assets of ICS. As of September 30, 2020, and December 31, 2019, there were no amounts outstanding under this LOC.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Long Term Debt

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act allocated $350 billion to help small businesses keep workers employed amid the pandemic and economic downturn. Known as the Paycheck Protection Program (“PPP”), the initiative provides federally guaranteed loans to small businesses. These loans may be forgiven if borrowers maintain their payrolls during the crisis or restore their payrolls afterward. On April 17, 2020, the Company received a $1.0 million loan under the PPP with a maturity date of April 17, 2022 and an annual interest rate of 1.00%. The loan will be repaid in 17 monthly consecutive interest and principal payments of approximately $57,876, commencing December 1, 2020. See Note 15 for change in terms agreement effective October 6, 2020. While the Company believes a significant portion of the loan will be forgiven, the Company has not received any notification if any of the loan amount will be forgiven.

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

The amount of stock-based compensation expense is as follows (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Stock options	$24	$34	$77	$114
Restricted stock awards	1	3	3	15
Total	$25	$37	$80	$129

During the three months ended September 30, 2019, the Company awarded stock options to purchase 10,000 shares of the Company’s common stock at an exercise price of $1.71 per share to the members on the Company’s Board of Directors. No other stock options were awarded during the nine months ended September 30, 2019.

During the three months ended September 30, 2020, the Company awarded stock options to purchase 8,000 shares of the Company’s common stock at an exercise price of $1.80 per shares to the members of the Company’s Board of Directors. During the nine months ended September 30, 2020, the Company awarded stock options to purchase 20,000 shares of the Company’s common stock at an exercise price of $2.05 per share to employees of the Company.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The Company estimated the fair value of stock options using the Black-Scholes-Merton option pricing model with the following assumptions:

	Nine months ended September 30,
	2020	2019
Number of options awarded to purchase common shares	28,000	10,000
Risk-free interest rate	1.19%	1.50%
Expected volatility	94.7%	100.30%
Assumed dividend yield	N/A	N/A
Expected life of options from the date of grant	9.8 years	9.8 years

The estimated unrecognized compensation cost from unvested awards which will be recognized ratably over the remaining vesting phase is as follows (amounts in thousands):

Years ended December 31st:	Unvested stock options	Unvested restricted stock awards	Total unrecognized compensation expense
2020 (remaining three months)	$30	$1	$31
2021	83	1	84
2022	20	-	20
2023	4	-	4
	$137	$2	$139

Equity Incentive Plans

Our 2016 Equity Incentive Plan (the “Equity Incentive Plan”) provides for the issuance of stock-based awards to employees, officers, directors and consultants. The Plan permits the granting of stock awards and stock options. The vesting of stock-based awards is generally subject to the passage of time and continued employment through the vesting period.

Stock Option Activity

Stock option activity under our Equity Incentive Plan is summarized as follows:

	Number of awards	Weighted avg. exercise price per share	Weighted avg. grant date fair value per share	Weighted avg. remaining contractual life (in years)	Aggregate intrinsic value

Outstanding, December 31, 2019	437,126	$1.46	$1.49	5.97	$150,417
Granted	28,000	$1.72	$1.98	9.57
Exercised	(10,000)	$0.24	$0.24	0.50
Expired/Forfeited	(25,325)	$-	$1.84	6.98
Outstanding, September 30, 2020	429,801	$1.49	$1.53	5.51	$147,950
Exercisable, September 30, 2020	315,686	$1.38	$1.40	4.44	$147,350
Unvested, September 30, 2020	114,115	$1.77	$1.90	8.47	$600

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on September 30, 2020 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on September 30, 2020.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Restricted Stock Activity

Restricted stock activity under our Equity Incentive Plan is summarized as follows:

Weighted avg.
	Number of	grant date
	options	fair value
Non-vested restricted shares, December 31, 2019	5,000	$2.55
Granted	-	$-
Vested	-	$-
Forfeited	-	$-
Non-vested restricted shares, September 30, 2020	5,000	$2.55

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

The provision or benefit for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three and nine months ended September 30, 2020 we recorded an income tax expense of approximately $271,000 and $336,000, respectively, compared to income tax expense of $184,000 and $230,000 for the same 2019 periods.

Note 10 - Revenue Recognition

Disaggregation of Revenue

We have identified four material revenue categories in our business: (i) verification and certification service revenue, (ii) product sales, (iii) software license, maintenance and support services revenue and (iv) software-related consulting service revenue.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Revenue attributable to each of our identified revenue categories is disaggregated in the table below (amounts in thousands).

	Three months ended September 30, 2020				Three months ended September 30, 2019
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated
Verification and certification service revenue	$4,307	$-	$-	$4,307	$4,759	$-	$-	$4,759
Product sales	1,362	-	-	1,362	1,086	-	-	1,086
Software license, maintenance and support services revenue	-	245	-	245	-	287	(60)	227
Software-related consulting service revenue	-	283	-	283	-	197	(37)	160
Total revenues	$5,669	$528	$-	$6,197	$5,845	$484	$(97)	$6,232

	Nine months ended September 30, 2020				Nine months ended September 30, 2019
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated
Verification and certification service revenue	$10,218	$-	$-	$10,218	$11,314	$-	$-	$11,314
Product sales	2,883	-	-	2,883	2,363	-	-	2,363
Software license, maintenance and support services revenue	-	715	(90)	625	-	969	(147)	822
Software-related consulting service revenue	-	823	(24)	799	-	661	(85)	576
Total revenues	$13,101	$1,538	$(114)	$14,525	$13,677	$1,630	$(232)	$15,075

Contract Balances

As of September 30, 2020, and December 31, 2019, accounts receivable from contracts with customers, net of allowance for doubtful accounts, were approximately $2.5 million.

As of September 30, 2020, and December 31, 2019, deferred revenue from contracts with customers was approximately $1.1 and $0.8 million, respectively. The balance of the contract liabilities at September 30, 2020 and December 31, 2019 are expected to be recognized as revenue within one year or less of the invoice date.

The following table reflects the changes in our contract liabilities during the three month period ended September 30, 2020:

Deferred revenue (in thousands):
Unearned revenue June 30, 2020	$1,206
Unearned billings	671
Revenue recognized	(729)
Unearned revenue September 30, 2020	$1,148

The following table reflects the changes in our contract liabilities during the nine month period ended September 30, 2020:

Deferred revenue (in thousands):
Unearned revenue January 1, 2020	$797
Unearned billings	2,408
Revenue recognized	(2,057)
Unearned revenue September 30, 2020	$1,148

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 11 – Leases

The components of lease expense were as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating lease cost	$116	$115	$348	$353
Finance lease cost
Amortization of assets	2	2	6	6
Interest on finance lease obligations	1	2	4	6
Variable lease cost	-	-	-	-
Total net lease cost	$119	$119	$358	$365

Included in the table above, for the three and nine months ended September 30, 2020, is $92,000 and $276,000, respectively, of operating lease cost for our corporate headquarters. This space is being leased from The Move, LLC. Our CEO and President, each a related party to WFCF, have a 24.3% jointly-held ownership interest in The Move, LLC.

Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	September 30, 2020			December 31, 2019
Operating leases:	Related Party	Other	Total	Related Party	Other	Total
Operating lease ROU assets	$2,800	$257	$3,057	$2,933	$314	$3,247

Current operating lease liabilities	174	86	260	$158	$81	$239
Noncurrent operating lease liabilities	3,127	201	3,328	3,260	266	3,526
Total operating lease liabilities	$3,301	$287	$3,588	$3,418	$347	$3,765

Finance leases:	September 30, 2020	December 31, 2019
Right of use asset, at cost	$43	$43
Accumulated amortization	(27)	(22)
Right of use asset, net	$16	$21

Current obligations of finance leases	$9	$8
Finance leases, net of current obligations	14	21
Total finance lease liabilities	$23	$29

Weighted average remaining lease term (in years):
Operating leases	10.2	11.0
Finance leases	2.4	3.0

Weighted average discount rate:
Operating leases	5.8%	5.8%
Finance leases	20.9%	20.8%

Supplemental cash flow and other information related to leases was as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$113	$109	$335	$320
Operating cash flows from finance leases	$1	$2	$4	$6
Financing cash flows from finance leases	$2	$2	$6	$5

ROU assets obtained in exchange for lease liabilities:
Operating leases	$3,507	$3,513	$3,507	$3,513

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Maturities of lease liabilities were as follows (amounts in thousands):

Years Ending December 31st,	Operating Leases	Finance Leases
2020 (remaining three months)	$114	$3
2021	462	12
2022	466	10
2023	461	5
2024	407	-
Thereafter	2,901	-
Total lease payments	4,811	30
Less amount representing interest	(1,223)	(7)
Total lease obligations	3,588	23
Less current portion	(260)	(9)
Long-term lease obligations	$3,328	$14

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The Company eliminates intercompany transfers between segments for management reporting purposes. The following table shows information for reportable operating segments (amounts in thousands):

	Three months ended September 30, 2020				Three months ended September 30, 2019
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Intangible and other assets, net	$7,079	$3,856	$(7,830)	$3,105	$1,344	$2,054	$-	$3,398
Goodwill	2,946	-	-	2,946	1,133	2,011	-	3,144
Total assets	19,494	5,379	(4,612)	20,261	14,214	5,324	-	19,538

Revenues:
Verification and certification service revenue	$4,307	$-	$-	$4,307	$4,759	$-	$-	$4,759
Product sales	1,362	-	-	1,362	1,086	-	-	1,086
Software license, maintenance and support services revenue	-	245	-	245	-	287	(60)	227
Software-related consulting service revenue	-	283	-	283	-	197	(37)	160
Total revenues	$5,669	$528	$-	$6,197	$5,845	$484	$(97)	$6,232
Costs of revenues:
Costs of verification and certification services	$2,233	$-	$-	$2,233	$2,733	$-	$(60)	$2,673
Costs of products	866	-	-	866	697	-	-	697
Costs of software license, maintenance and support services	-	138	-	138	-	153	-	153
Costs of software-related consulting services	-	198	-	198	-	122	-	122
Total costs of revenues	3,099	336	-	3,435	3,430	275	(60)	3,645
Gross profit	2,570	192	-	2,762	2,415	209	(37)	2,587
Depreciation & amortization	112	145	-	257	78	179	-	257
Other operating expenses	1,404	145	-	1,549	1,520	233	(37)	1,716
Segment operating (loss)/income	$1,054	$(98)	$-	$956	$817	$(203)	$-	$614
Other items to reconcile segment operating income (loss) to net income attributable to WFCF:
Other expense (income)	(47)	2	-	(45)	(30)	-	-	(30)
Income tax expense	-	8	263	271	-	-	184	184
Net loss attributable to non-controlling interest	-	-	-	-	-	81	-	81
Net (loss)/income attributable to WFCF	$1,101	$(108)	$(263)	$730	$847	$(122)	$(184)	$541

	Nine months ended September 30, 2020				Nine months ended September 30, 2019
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Intangible and other assets, net	$7,079	$3,856	$(7,830)	$3,105	$1,344	$2,054	$-	$3,398
Goodwill	2,946	-	-	2,946	1,133	2,011	-	3,144
Total assets	19,494	5,379	(4,612)	20,261	14,214	5,324	-	19,538

Revenues:
Verification and certification service revenue	$10,218	$-	$-	$10,218	$11,314	$-	$-	$11,314
Product sales	2,883	-	-	2,883	2,362	-	-	2,362
Software license, maintenance and support services revenue	-	715	(90)	625	-	969	(147)	822
Software-related consulting service revenue	-	823	(24)	799	-	661	(85)	576
Total revenues	$13,101	$1,538	$(114)	$14,525	$13,676	$1,630	$(232)	$15,074
Costs of revenues:
Costs of verification and certification services	$5,373	$-	$(90)	$5,283	$6,455	$-	$(123)	$6,332
Costs of products	1,869	-	-	1,869	1,538	-	-	1,538
Costs of software license, maintenance and support services	-	393	-	393	-	469	-	469
Costs of software-related consulting services	-	508	-	508	-	395	-	395
Total costs of revenues	7,242	901	(90)	8,053	7,993	864	(123)	8,734
Gross profit	5,859	637	(24)	6,472	5,683	766	(109)	6,340
Depreciation & amortization	313	423	-	736	263	539	-	802
Other operating expenses	4,206	483	(24)	4,665	4,230	701	(109)	4,822
Segment operating (loss)/income	$1,340	$(269)	$-	$1,071	$1,190	$(474)	$-	$716
Other items to reconcile segment operating income (loss) to net income attributable to WFCF:
Other expense (income)	(107)	2	-	(105)	(90)	(1)	-	(91)
Income tax expense	-	8	328	336	-	-	230	230
Net loss attributable to non-controlling interest	-	-	-	-	-	182	-	182
Net (loss)/income attributable to WFCF	$1,447	$(279)	$(328)	$840	$1,280	$(291)	$(230)	$759

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 14 – Supplemental Cash Flow Information

	Nine months ended September 30,
	2020	2019
Cash paid during the year:
Interest expense	$5	$8
Income taxes	$362	$131

Note 15 – Subsequent Events

On October 1, 2020 the Paycheck Protection Program (“PPP”) loan had a change in terms agreement modifying the beginning date of the principal and interest payments from December 1, 2020 to May 1, 2021. No other terms of the loan were modified, including the maturity date, interest rate or amount of the loan.

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

All of our locations have been affected. We have adjusted certain aspects of our operations to protect our employees while avoiding business interruption. As an essential business to the food and agriculture industries, we have maintained standard business operations while under stay at home (and similar) guidelines from various states, by allowing a majority of employees work remotely until government mandates allow for normal business operations. Employees essential to operations, management and the accounting function remain on-site at our corporate headquarters. Internal controls over financial reporting have not been impacted by employees working remotely. Management is continuously monitoring to ensure controls are effective and properly maintained.

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

Liquidity and Capital Resources

At September 30, 2020, we had cash, cash equivalents and certificates of deposits (classified as short-term investments) of approximately $4.9 million compared to approximately $2.9 million at December 31, 2019. Our working capital at September 30, 2020 was approximately $3.9 million compared to $3.1 million at December 31, 2019.

Net cash provided by operating activities for the nine months ended September 30, 2020 was approximately $2.2 million compared to net cash provided of $2.3 million during the same period in 2019. Net cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock-based compensation expense, and deferred taxes. The decrease in cash provided by operating activities was primarily driven by a change in accounts receivable, accounts payable and prepaid expenses and other assets as of September 30, 2020 compared to the same period in 2019. The Company has evaluated their customer receivables in relation to the current economic impact due to the coronavirus pandemic and does not feel any of the receivables are materially impaired at this time, but will keep actively monitoring the customer receivables.

Net cash used in investing activities for the nine months ended September 30, 2020, was approximately $0.7 million compared to cash used by investing activities of $14,000 in the 2019 period. Net cash used in the September 30, 2020 period was primarily attributable to acquisition of Postelsia Holdings, Ltd for $0.3 million and investment in software of $0.4 million.

Net cash provided by financing activities for the nine months ended September 30, 2020, was approximately $0.5 million compared to net cash used by financing activities of $0.4 million in the 2019 period. Net cash provided in the 2020 period was from $1.0 million in loan proceeds offset primarily by $0.5 million to repurchase common shares under the Stock Buyback Plan. Net cash used in the 2019 period was primarily due to the repurchase of common shares under the Stock Buyback Plan.

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

Debt Facility

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2022. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due upon maturity. As of September 30, 2020, and December 31, 2019, the effective interest rate was 4.75% and 6.25%, respectively. The LOC is collateralized by all the business assets of International Certification Services, Inc. (“ICS”). As of September 30, 2020, and December 31, 2019, there were no amounts outstanding under this LOC.

On April 17, 2020, the Company received a $1.0 million loan under the PPP with a maturity date of April 17, 2022 and an annual interest rate of 1.00%. The loan will be repaid in 17 monthly consecutive interest and principal payments of approximately $57,876, commencing December 1, 2020. See Note 15 for change in terms agreement effective October 6, 2020. The Company has not received any notification if any of the loan amount will be forgiven.

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2020 compared to the same periods in fiscal year 2019

The following table shows information for reportable operating segments (amounts in thousands):

	Three months ended September 30, 2020				Three months ended September 30, 2019
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Intangible and other assets, net	$7,079	$3,856	$(7,830)	$3,105	$1,344	$2,054	$-	$3,398
Goodwill	2,946	-	-	2,946	1,133	2,011	-	3,144
Total assets	19,494	5,379	(4,612)	20,261	14,214	5,324	-	19,538

Revenues:
Verification and certification service revenue	$4,307	$-	$-	$4,307	$4,759	$-	$-	$4,759
Product sales	1,362	-	-	1,362	1,086	-	-	1,086
Software license, maintenance and support services revenue	-	245	-	245	-	287	(60)	227
Software-related consulting service revenue	-	283	-	283	-	197	(37)	160
Total revenues	$5,669	$528	$-	$6,197	$5,845	$484	$(97)	$6,232
Costs of revenues:
Costs of verification and certification services	$2,233	$-	$-	$2,233	$2,733	$-	$(60)	$2,673
Costs of products	866	-	-	866	697	-	-	697
Costs of software license, maintenance and support services	-	138	-	138	-	153	-	153
Costs of software-related consulting services	-	198	-	198	-	122	-	122
Total costs of revenues	3,099	336	-	3,435	3,430	275	(60)	3,645
Gross profit	2,570	192	-	2,762	2,415	209	(37)	2,587
Depreciation & amortization	112	145	-	257	78	179	-	257
Other operating expenses	1,404	145	-	1,549	1,520	233	(37)	1,716
Segment operating (loss)/income	$1,054	$(98)	$-	$956	$817	$(203)	$-	$614
Other items to reconcile segment operating income (loss) to net income attributable to WFCF:
Other expense (income)	(47)	2	-	(45)	(30)	-	-	(30)
Income tax expense	-	8	263	271	-	-	184	184
Net loss attributable to non-controlling interest	-	-	-	-	-	81	-	81
Net (loss)/income attributable to WFCF	$1,101	$(108)	$(263)	$730	$847	$(122)	$(184)	$541

	Nine months ended September 30, 2020				Nine months ended September 30, 2019
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Intangible and other assets, net	$7,079	$3,856	$(7,830)	$3,105	$1,344	$2,054	$-	$3,398
Goodwill	2,946	-	-	2,946	1,133	2,011	-	3,144
Total assets	19,494	5,379	(4,612)	20,261	14,214	5,324	-	19,538

Revenues:
Verification and certification service revenue	$10,218	$-	$-	$10,218	$11,314	$-	$-	$11,314
Product sales	2,883	-	-	2,883	2,362	-	-	2,362
Software license, maintenance and support services revenue	-	715	(90)	625	-	969	(147)	822
Software-related consulting service revenue	-	823	(24)	799	-	661	(85)	576
Total revenues	$13,101	$1,538	$(114)	$14,525	$13,676	$1,630	$(232)	$15,074
Costs of revenues:
Costs of verification and certification services	$5,373	$-	$(90)	$5,283	$6,455	$-	$(123)	$6,332
Costs of products	1,869	-	-	1,869	1,538	-	-	1,538
Costs of software license, maintenance and support services	-	393	-	393	-	469	-	469
Costs of software-related consulting services	-	508	-	508	-	395	-	395
Total costs of revenues	7,242	901	(90)	8,053	7,993	864	(123)	8,734
Gross profit	5,859	637	(24)	6,472	5,683	766	(109)	6,340
Depreciation & amortization	313	423	-	736	263	539	-	802
Other operating expenses	4,206	483	(24)	4,665	4,230	701	(109)	4,822
Segment operating (loss)/income	$1,340	$(269)	$-	$1,071	$1,190	$(474)	$-	$716
Other items to reconcile segment operating income (loss) to net income attributable to WFCF:
Other expense (income)	(107)	2	-	(105)	(90)	(1)	-	(91)
Income tax expense	-	8	328	336	-	-	230	230
Net loss attributable to non-controlling interest	-	-	-	-	-	182	-	182
Net (loss)/income attributable to WFCF	$1,447	$(279)	$(328)	$840	$1,280	$(291)	$(230)	$759

Verification and Certification Segment

Verification and certification service revenues consist of fees charged for verification audits and other verification and certification related services that the Company performs for customers. Fees earned from our WFCF labeling program are also included in our verification and certification revenues as it represents a value-added extension of our source verification. Verification and certification service revenue for the three and nine months ended September 30, 2020 decreased 9.5% and 9.7%, respectively, compared to 2019, primarily due to audit delays as a result of COVID-19.

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. Product sales for the three and nine months ended September 30, 2020 increased approximately $0.2 and $0.5 million, respectively, or 25.4% and 22.1%, respectively, compared to the same period in 2019. Overall, our product sales have increased primarily in response to the requirement for source and age verification using an identification tag at birth for cattle.

Costs of revenues for our verification and certification segment for the three and nine months ended September 30, 2020 were approximately $3.1 million and $7.2 million, respectively, compared to approximately $3.4 million and $8.0 million, respectively, for the same periods in 2019. Gross margin for the three and nine months ended September 30, 2020 increased to 45.3% and 44.7%, respectively, compared to 41.3% and 41.6%, respectively, in 2019 primarily due to shifting some verification activity to a desk audit performed by internal staff resulting from COVID-19 on farm biosecurity restrictions and due to introduction of our new CARE verification program. Our margins are generally impacted by various costs such as cost of products, salaries and benefits, insurance, and taxes.

Other operating expenses for the three and nine months ended September 30, 2020 decreased approximately 7.6% and 0.6%, respectively, compared to the same three and nine month periods in 2019. The decrease is predominately due to reduced travel, decrease in market spend and public company expenses.

Software Sales and Related Consulting Segment

Software license, maintenance and support services revenue is a revenue stream specific to our acquisitions of SureHarvest, Sow Organic, and Postelsia. We employ a SaaS revenue model that bundles annual software licenses with ongoing software enhancements and upgrades and a wide range of professional services that generate incremental revenue specific to the food and agricultural industry. For the three and nine months ended September 30, 2020, software license, maintenance and support services revenue decreased approximately 14.6% and 26.2%, respectively, over the same 2019 periods, predominately due customer-related budget delays for significant software enhancements because of COVID-19 concerns which results in a decrease in the number of billable hours of staff focused on software enhancements and upgrades.

Software-related consulting service revenue primarily represents fees earned from professional consulting, customer education and training related services. Software-related consulting service revenue for the three and nine months ended September 30, 2020 increased approximately 43.7% and 24.5%, respectively, compared to the same periods in 2019. The three and nine month increases are due to fluctuations in customer demand for consulting services.

Costs of revenues for our software sales and related consulting segment for the three and nine months ended September 30, 2020 and September 30, 2019 was approximately $0.3 million and $0.9 million, respectively. Gross margin for the three and nine months ended September 30, 2020 declined to 36.4% and 41.4%, respectively, compared to 43.2% and 47.0%, respectively, for the same periods in 2019. The three and nine month decrease in gross margin is due to the decrease in billable hours of staff focused on software enhancements and upgrades.

Other operating expenses for the three and nine months ended September 30, 2020 decreased approximately 37.8% and 31.1%, respectively, compared to the same period in 2019. The decrease is predominately due to assets becoming fully depreciated in 2019, resulting in less depreciation and amortization in 2020.

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

Dividend Income from Progressive Beef

For the three and nine months ended September 30, 2020 and September 30, 2019, the Company received dividend income of $30,000 and $90,000, respectively, from Progressive Beef representing a distribution of their earnings.

Income Tax Expense

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three and nine months ended September 30, 2020, we recorded income tax expense of approximately $271,000 and $336,000, respectively, compared to income tax expense of $184,000 and $230,000 for the same periods in 2019.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the three and nine months ended September 30, 2020 was approximately $0.7 million and $0.8 million, respectively, $0.03 per basic and diluted common share for both periods, compared to net income of approximately $0.5 million and $0.8 million, respectively, or $0.02 and $0.03 per basic and diluted common share, respectively, for the same periods in 2019.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2019 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 30, 2020, the Company recognizes the coronavirus pandemic may have an economic impact on the Company, but management does not know and cannot estimate what the financial impact may be. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On September 30, 2019, our Board of Directors approved a new plan to buyback up to ten million additional shares of our common stock from the open market (“Stock Buyback Plan”). Activity for the three months ended September 30, 2020 is as follows:

	Number of Shares	Cost of Shares	Average Cost per Share

Shares purchased - July 2020	55,665	$85,778	$1.54
Shares purchased - August 2020	74,742	119,840	$1.60
Shares purchased - September 2020	31,112	59,699	$1.92
Total	161,519	$265,317	$1.64

ITEM 6. EXHIBITS

(a) Exhibits

Number	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2020	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

	By:	/s/ Dannette Henning
Chief Financial Officer

