Form 10-K
period 2020-12-31
Where Food Comes From, Inc.
filed 2021-02-18
CIK 1360565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [  ] No [X]

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

Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2020, the last business day of our most recently completed second fiscal quarter, was $20,218,833, based on the closing stock price on June 30, 2020 of $6.96. All dollar amounts and share information has been adjusted to reflect the 1-for-4 reverse split that occurred in December 2020.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 05, 2021 was 6,137,609.

DOCUMENTS INCORPORATED BY REFERENCE: Part III is incorporated by reference from the registrant’s Definitive Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed, pursuant to Regulation 14A, within 120 days after the close of the registrant’s 2020 fiscal year.

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

Through our more recent acquisitions, including SureHarvest Services LLC; Sow Organic, LLC; and Postelsia Holdings, Ltd. (“Postelsia”), we provide sustainability programs, compliance management and farming information management solutions to drive sustainable value creation. We employ a software-as-a-service (“SaaS”) revenue model that bundles annual software licenses with ongoing software enhancements and upgrades and a wide range of professional services that generate incremental revenue specific to the food and agricultural industry.

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

WFCF was founded in 1996 and incorporated in the state of Colorado as a subchapter C corporation in 2006. The Company’s shares of common stock trade on the OTCQB under the stock ticker symbol, “WFCF.” In late 2020, the Company formally submitted its application for listing on the NASDAQ Capital Market (“NASDAQ”), which is still under review by NASDAQ.

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

Growth Strategy

Due to organic growth in our portfolio of auditing standards, consumer demand and acquisitions, our sales have grown rapidly from $1.1 million in 2006 to $20.0 million in 2020, a 14-year compounded annual growth rate (“CAGR”) of approximately 23%, slightly down from our prior year’s CAGR of 25%, due to the Coronavirus Pandemic as further discussed in Part I, Item 1A, “Risk Factors” below.

Our growth strategy is as follows:

●	To cover more food groups than any other verification provider. Currently we verify beef, lamb, pork, poultry, dairy, eggs, fresh produce, nuts and grains, shrimp and finished products. In the future, we hope to include beverages, other seafood and other produce.
●	To offer solutions for ALL participants in the food supply chain, including feed and input ingredient providers, farmers, producers, packers, auction barns, processors, handlers, distributors, restaurants, retailers and consumers.
●	To expand on the industry’s largest solutions portfolio. We currently are verifying or certifying to more than 50 certification standards or guidelines. To our knowledge, that is the most in the industry.
●	To continue organic growth. We leverage our bundling capability to aggressively pursue new customers, while sustaining our recurring revenue model and high retention rates.
●	To continue growth through merger and acquisition opportunities. Through selective acquisitions, we can expand our footprint, add new services, food groups and revenue streams.

Acquisition of SureHarvest Services, LLC

On December 28, 2016, we entered into an Asset Purchase Agreement (the “SureHarvest Purchase Agreement”), by and among the Company, SureHarvest Services LLC (the “Buyer” or “SureHarvest”); and SureHarvest, Inc., a California corporation (the “Seller”).

We purchased the business assets of the Seller in exchange for total consideration of approximately $2.7 million, comprised of approximately $1.1 million in cash and 212,713 shares of common stock of WFCF valued at approximately $1.5 million on December 28, 2016 (all share and dollar amounts have been adjusted to reflect the 1-for-4 reverse split that occurred in December 2020). Additionally, we issued the Seller a 40% membership interest in SureHarvest.

On December 17, 2019 the Company exercised its option to acquire the remaining 40% membership interest in SureHarvest for $1.0 million in cash and 75,988 shares of common stock of WFCF valued at approximately $0.5 million based on the closing price of our stock on December 17, 2019 of $7.20 per share (all share and dollar amounts have been adjusted to reflect the 1-for-4 reverse split that occurred in December 2020).

SureHarvest provides services related to sustainability measurement and benchmarking, traceability, verification and certification to the food and agriculture industries. Its patented sustainability software solutions support more than 6,000 agri-food operations, including growers, packers, shippers, processors, wineries and trade associations. We believe that SureHarvest provides us with complementary solutions and services, a unique customer base and a valuable patent portfolio. It expands and diversifies our commodity reach with high value specialty crops, including wine grapes, almonds, hazelnuts, mushrooms, cut flowers, leafy greens and other fresh produce. Additionally, the SaaS model bundles annual software subscriptions with professional services to provide predictable, recurring revenue.

Acquisition of Postelsia Holdings, Ltd.

On February 21, 2020 we acquired all of the stock of privately held Postelsia Holdings, Ltd. (“Postelsia”) for $0.3 million in cash. We believe the transaction expands our services into a new market food group, seafood. Postelsia, based in Victoria, British Columbia, is a leader in the emerging field of environmental and social sustainability programs for the seafood industry. Postelsia provides a range of programs and consulting services designed to improve and promote sustainable practices, including environmental conservation, worker care, and food safety compliance.

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

Current Marketplace Opportunities

Because of growing demand for increased transparency into food production practices, we believe there are three main market drivers to promote forward momentum for our business:

Market Driver #1 - Consumer awareness and expectations

●	Per the Global Organic Food Market Forecast and Opportunities, 2020 produced by TechSci Research, the global organic food market is projected to grow at a compounded annual growth rate of 16%, in value terms, during 2015 – 2020. Growing awareness regarding health benefits of organic food consumption, rising per capita spending on organic food products and increasing health concerns due to the growing number of chemical poisoning cases are expected to drive global organic food market in the coming years. Moreover, easy accessibility and product labelling are also expected to drive the global organic food market over the next five years. In addition, continuing product innovations and aggressive marketing strategies adopted by major players and online retailers would positively influence the global organic food market during the forecast period.

●	Most consumers are concerned about where their food comes from. Robust insight into food practice and processes within the entire supply chain is fundamental to reducing the risk inherent to manufacturing food and protecting consumers. For example, before a hamburger lands on a customer’s plate, at least half a dozen businesses – ranches, feedlots, packers, processors, distribution centers, and restaurants – have had a hand in its creation and transportation. Through verification using our in-house technology, we collect data to provide transparency to the supply chain and trust to the consumer.

●	Alex Beckett, Associate Director, Mintel Food & Drink Trends 2021, recently stated “When it comes to value, pandemic-shocked consumers are seeking a return to what is essential… In the next few years, brands will also be challenged to respond to new definitions of quality and ensure ecommerce is accessible to shoppers of all socioeconomic levels. The focus on getting the best value for one’s money will motivate brands to be more transparent about product price by providing details about the ingredients, processes, and people that are reflected in a product’s price.”

Market Driver #2 - Global competitiveness and risk mitigation among producers and retailers

●	At the December 2019 Organic Grower Summit, Nikki Rodoni, CEO and founder of Measure to Improve, stated “More and more growers are being asked by food companies to communicate everything from fertilizer efficiency to water efficiency to energy efficiency, as well as social responsibility. All of this is an effort by food companies to mitigate their risk in the supply chain and to also credibly market that their products are sustainably sourced. All of this being driven by customers making a shift to more sustainable products.

●	Producers, restaurant chains and retailers with dominant market shares and large buying power, like Dannon, McDonald’s and Wal-Mart, are leading the way in prioritizing sustainable food supply initiatives in response to consumer demands. With information literally at our fingertips, Google searches and smart phone apps are making it easier to expose where sustainable food supply chains are, and where they are not. We believe our technology will play a key role in capturing data to improve yields and communicate our customer’s values, practices and other initiatives to consumers.

●	Producers, packers, distributors and retailers understand that verification, identification and traceability are key competitive differentiators. Oftentimes, it is necessary for export into international markets, including Korea, Russia, China and the European Union.

Market Driver #3 - Government regulation

●	On July 15, 2019 the European Council approved an agreement to establish a duty-free tariff rate quote (TRQ) exclusively for the United States. Under the agreement, American ranchers will have an initial TRQ of 18,500 metric tons annually, valued at approximately $220 million. Over seven years, the TRQ will grow to 35,000 metric tons valued at approximately $420 million. American ranchers will be guaranteed a bigger share of Europe’s beef market, with annual duty-free exports expected to grow from $150 million (or 13,000 metric tons) currently to $420 million (or 35,000 metric tons) when the agreement is fully implemented. We believe the EU quota will continue to fuel demand for non-hormone treated cattle (“NHTC”).
6

●	The Phase One economic and trade agreement signed by the United States and China on January 15, 2020, will provide U.S. exporters of beef, pork and poultry, as well as live breeding cattle with expanded access to China’s rapidly growing market. While the requirements for source and age verification are unclear at the moment, programs including Source and Age, NHTC and VNB continue to be significant drivers in many export markets. Because of the 2-3 year life cycle of cattle, we believe producers and packers will be more willing to invest in verified cattle to access all export market opportunities.

●	The Animal Disease Traceability Rule promulgated by the USDA primarily covers beef cattle 18 months of age or older. Under the final rule, unless specifically exempted, livestock moved interstate must be officially identified and accompanied by an interstate certificate of veterinary inspection or other documentation, such as owner-shipper statements or brand certificates. Although animal disease traceability does not prevent disease, an efficient and accurate traceability system reduces the number of animals and response time involved in a disease investigation.

REVENUES

We offer a wide array of services, including verification, certification, consulting and SaaS, to help food producers, brands and consumers differentiate certain attributes and production methods in the marketplace. We sell our services directly to customers at various levels in the agriculture, food and livestock supply chain. Most of our service offerings can be bundled to provide a “one-stop shop” for customers that have multiple levels of verification and certification needs, such as source verification and food safety certification. Our customers include some of the largest U.S. beef and pork packers, organic producers and processors, and specialty retail chains. No single customer generated more than 10% of the Company’s consolidated revenue in 2020 or 2019.

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

The Company also determined that it has a software sales and related consulting reportable segment. SureHarvest, which includes Postelsia, is the sole operating segment under the software sales and related consulting reportable segment. This segment includes software license, maintenance, support and software-related consulting service revenues.

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

Verification and Certification Segment

Our verification and certification service revenues consist of fees charged for verification audits and other verification and certification related services that the Company performs for customers. We include fees earned from our WFCF labeling program and consulting/program development services in our verification and certification revenues due to the immateriality of the revenue stream and because it represents a value-added extension of our source verification. We are recognized and utilized by numerous standard-setting bodies as an accredited verification or certification service provider. We enable food producers and brands to make certain claims on live animals or packaged food products by verifying that they are meeting the standards or guidelines associated with the claim(s) they are making. For the years ended December 31, 2020 and 2019, our third-party verification programs provided 71.0% and 74.9% of our total revenue, respectively.

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. While our product sales have lower profit margins than do our proprietary offerings, the products allow us to offer our customers a comprehensive solution. Approximately 19.2% and 15.9% of our total revenue was generated by the sale of product during the years ended December 31, 2020 and 2019, respectively.

Software Sales and Related Consulting Segment

Software license, maintenance and support services represents a SaaS revenue model that bundles annual software licenses with ongoing software customizations, enhancements and upgrades and a wide range of professional services that generate incremental revenue specific to the food and agricultural industry.

Software-related consulting service revenue represents fees earned from professional appearances, industry data analysis, customer education and training related services.

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

COMPETITION

The competition for third-party verification services in the food and agriculture industry is growing more intense, especially within the organic market. As of December 31, 2020, we estimate that there are approximately eight key competitors serving the food and agricultural industry, including Quality Assurance International, California Certified Organic Farmers, Oregon Tilth, Organic Crop Improvement Association, Earth Claims, FoodChain ID, NSF International, SGS and SCS Global Services. Differentiation hinges upon understanding all facets of food verification and the complex compliance challenges to make product verifications efficient, cost-effective, and seamless. Our core business and expertise focus on the “on farm” verifications to a variety of standards, guidelines and criteria, including source verification, natural, animal care and well-being, and sustainability verification.

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

EMPLOYEES

As of December 31, 2020, we had 68 total employees, of which 60 were full-time employees. Our future success is substantially dependent upon the performance of our key senior management personnel, as well as our ability to attract and retain highly qualified technical personnel. Additional information regarding certain risks related to our employees is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

John Saunders, 49, founded the Company in 1998 and has served as the Chief Executive Officer since then. Mr. Saunders is also the Chairman of the Board of Directors of the Company and has served in this position since 1998. Previously, Mr. Saunders was a partner and consultant for Pathfinder Consulting Services, Inc. in Parker, Colorado. An expert in both technology and the livestock industry, Mr. Saunders is a graduate of Yale University.

Leann Saunders, 50, began working for the Company in 2003 and has been the President of the Company since 2008. Mrs. Saunders is also a Director on our Board of Directors and has served in this position since January 2012. Prior to 2003, Mrs. Saunders worked for PM Beef Holdings (“PM”), an integrated beef company, and developed a supply system for PM’s Ranch to Retail product line and managed PM’s USDA Process Verified program. She then served as the company’s Vice President of Marketing and Communications. Prior to joining PM in 1996, Mrs. Saunders worked for McDonald’s Corporation as a Purchasing Specialist, and Hudson Foods Corporation. Mrs. Saunders graduated with a B.S. in Agriculture Business and an M.S. in Beef Industry Leadership from Colorado State University. Mrs. Saunders currently sits on the Colorado State University Agriculture Dean’s Advisory Board, the University of Nebraska’s Engler Agribusiness Entrepreneurship Program Advisory Board, the Board of Directors for the International Stockmen’s Education Foundation and was the Chair for the United States Meat Export Federation for the 2015-2016 year.

Dannette Henning, 51, has been the Chief Financial Officer of the Company since January 2008. Prior to her appointment, she was engaged by the Company as a consultant beginning in November 2007. From 2004 to 2007, Mrs. Henning was the Corporate Controller for Einstein Noah Restaurant Group. From 2001 to 2003, she served as the Controller for Vari-L Company. Mrs. Henning’s previous experience includes financial management positions with KPMG Peat Marwick, DF&R Restaurant Company, and CSI/CDC Company. Mrs. Henning is a Certified Public Accountant with more than 25 years of professional experience. She received a B.B.A. degree in Accounting from the University of Texas at Arlington.

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

We have acquired and invested in a number of companies, and we may acquire or invest in or enter into joint ventures with additional companies. These transactions create risks such as:

●	disruption of our ongoing business, including loss of management focus on existing businesses;
●	problems retaining key personnel;
●	additional operating losses and expenses of the businesses we acquired or in which we invested;
●	the potential impairment of tangible and intangible assets and goodwill, including those that are a result of acquisitions;
●	the potential impairment of customer and other relationships of the company we acquired or in which we invested or our own customers as a result of any integration of operations;
●	the difficulty of incorporating acquired technology and rights into our offerings and unanticipated expenses related to such integration;
●	the difficulty of integrating a new company’s accounting, financial reporting, management, information and information security, human resource, and other administrative systems to permit effective management, and the lack of control if such integration is delayed or not implemented;
●	for investments in which an acquired company’s financial performance is incorporated into our financial results, either in full or in part, the dependence on such company’s accounting, financial reporting, and similar systems, controls, and processes;
●	the difficulty of implementing controls, procedures, and policies appropriate for a public company on our acquired companies; and
●	potential unknown liabilities associated with a company we acquire or in which we invest.

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

As of February 5, 2021, John Saunders, our Chairman and CEO, and Leann Saunders, our President, beneficially owned in the aggregate approximately 28% of our common stock. These officers, if they determine to vote in the same manner, would have a significant impact on the outcome of any matter requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions or terms of any liquidation. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that may be favored by other shareholders. This could prevent transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

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

We have historically used common stock or securities exercisable or convertible into common stock in order to finance our future growth plans. Future sales of substantial amounts of our securities in the public or private markets would dilute our existing shareholders and potentially adversely affect the trading prices of our common stock and could impair our ability to raise capital through future offerings of securities. Alternatively, we may rely on debt financing and assume debt obligations that require us to make substantial interest and principal payments that could adversely affect our business and future growth potential.

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

The Company leases approximately 15,700 square feet of office space for its corporate headquarters. Total rental payments are approximately $40,900 per month as of December 31, 2020, which includes common area charges, and are subject to annual increases over the term of the lease. The lease agreement has an initial term of five years plus two renewal periods. The Company has exercised the first renewal period and is likely to renew for the second period. This space is being leased from a company in which our CEO and President, each a related party to the Company, have a 24.3% jointly held ownership interest.

In September 2017, the Company entered into a lease agreement for our Urbandale, Iowa office space. The lease is for a period of two years and expired on August 31, 2019. This lease was extended for an additional 3 years, terminating on August 31, 2022. Rental payments are approximately $3,400 per month, which includes common area charges, and are not subject to annual increases over the term of the lease.

The Company owns approximately ¾ acre on which a 2,300-square foot building is located, in Medina, North Dakota.

In December 2018, the Company entered into a new lease agreement in San Ramon, California for SureHarvest office space. The lease is for a period of sixty-six months and expires on May 1, 2024. Rental payments are approximately $6,300 per month as of December 31, 2020, which includes common area charges, and are subject to annual increases over the term of the lease.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various legal actions, administrative proceedings and claims in the ordinary course of business. We generally record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable.

There are currently no material pending proceedings against the Company.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

The Company’s common stock is traded over-the-counter under the symbol “WFCF.”

Stockholders

As of February 5, 2021, we estimate that there were 108 record holders of our common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals and entities are registered in the name of Cede & Co. A nominee of The Depository Trust Company, Cede & Co. is a securities depository for banks and brokerage firms.

Dividends

We have not declared or paid any cash dividends on our common stock.

Recent Sales of Unregistered Securities

In connection with the acquisition of the non-controlling interest in SureHarvest Services, LLC, we issued 75,988 shares of common stock of Where Food Comes From, Inc. valued at approximately $0.5 million based upon the closing price of our stock on December 17, 2019, of $7.20 per share (all share and dollar amounts have been adjusted to reflect the 1-for-4 reverse split that occurred in December 2020).

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

Activity for the quarter ended December 31, 2020 is as follows:

	Number of Shares	Cost of Shares (in thousands)	Average Cost per Share
Shares purchased - October 2020	20,751	$157	$7.55
Shares purchased - November 2020	16,200	133	$8.22
Shares purchased - December 2020	17,129	213	$12.43
Total	54,080	$503	$9.30

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

The following table shows information for reportable operating business segments:

	Year ended December 31, 2020				Year ended December 31, 2019
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,133	$1,813	$-	$2,946
All other assets, net	17,576	3,089	(4,163)	16,502	16,294	3,188	(4,191)	15,291
Total assets	$19,523	$4,088	$(4,163)	$19,448	$17,427	$5,001	$(4,191)	$18,237

Revenues:
Verification and certification service revenue	$14,254	$-	$-	$14,254	$15,564	$-	$-	$15,564
Product sales	3,859	-	-	3,859	3,300	-	-	3,300
Software license, maintenance and support services revenue	-	957	(90)	867	-	1,274	(207)	1,067
Software-related consulting service revenue	-	1,120	(24)	1,096	-	948	(105)	843
Total revenues	$18,113	$2,077	$(114)	$20,076	$18,864	$2,222	$(312)	$20,774
Costs of revenues:
Costs of verification and certification services	7,497	-	(90)	7,407	8,628	-	(184)	8,444
Costs of products	2,508	-	-	2,508	2,149	-	-	2,149
Costs of software license, maintenance and support services	-	520	-	520	-	615	-	615
Costs of software-related consulting services	-	713	-	713	-	487	-	487
Total costs of revenues	10,005	1,233	(90)	11,148	10,777	1,102	(184)	11,695
Gross profit	8,108	844	(24)	8,928	8,087	1,120	(128)	9,079
Depreciation & amortization	428	569	-	997	374	723	-	1,097
Other operating expenses	5,664	604	(24)	6,244	5,624	934	(128)	6,430
Segment operating (loss)/income	$2,016	$(329)	$-	$1,687	$2,089	$(537)	$-	$1,552
Other items to reconcile segment operating income (loss) to net income attributable to WFCF:
Other expense (income)	(162)	2	-	(160)	(93)	162	-	69
Income tax (benefit)/expense	-	-	462	462	-	-	460	460
Net loss attributable to non-controlling interest	-	-	-	-	-	322	-	322
Net (loss)/income attributable to WFCF	$2,178	$(331)	$(462)	$1,385	$2,182	$(377)	$(460)	$1,345

Verification and Certification Segment

Verification and certification service revenues consist of fees charged for verification audits and other verification and certification related services that the Company performs for customers. Fees earned from our WFCF labeling program are also included in our verification and certification revenues as it represents a value-added extension of our source verification. Verification and certification service revenue for the year ended December 31, 2020 decreased approximately $1.3 million, or 8.4% compared to 2019. Overall, the decrease is due primarily to audit delays as a result of COVID-19.

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. Product sales for the year ended December 31, 2020 increased approximately $0.6 million, or 16.9% compared to 2019. Overall, our product sales have increased primarily in response to the requirement for source and age verification using an identification tag at birth for cattle.

Costs of revenues (for services and product sales) for the verification and certification segment for the year ended December 31, 2020 were approximately $9.9 million compared to approximately $10.6 million in 2019. Gross margin for the year ended December 31, 2020 increased slightly to 44.6% compared to 42.2% in 2019. Our margins are impacted primarily due to shifting some verification activity to a desk audit performed by internal staff resulting from COVID-19 on farm biosecurity restrictions and due to introduction of our new CARE verification program. Our margins are generally impacted by various costs such as cost of products, salaries and benefits, insurance and taxes.

Selling, general and administrative expenses for the year ended December 31, 2020 increased 3.4% compared to 2019. Overall, the increase in our selling, general and administrative expenses is due in part to an increase in depreciation, amortization and personnel costs from shifting certain assets and personnel from SureHarvest to WFCF in 2020 to better support the entire Company.

Software Sales and Related Consulting Segment

Software license, maintenance and support services revenue is a revenue stream specific to our acquisitions of SureHarvest and Postelsia. We employ a SaaS revenue model that bundles annual software licenses with ongoing software enhancements and upgrades and a wide range of professional services that generate incremental revenue specific to the food and agricultural industry. For the year ended December 31, 2020, software license, maintenance and support services revenue decreased approximately 18.7% over 2019 predominately due to customer-related budget delays for significant software enhancements because of COVID-19 concerns which results in a decrease in the number of billable hours of staff focused on software enhancements and upgrades.

Software-related consulting service revenue primarily represents fees earned from professional appearances, customer education and training related services. Software-related consulting service revenue for the year ended December 31, 2020 increased approximately 30.0% over 2019 predominately due to the acquisition of Postelsia during 2020.

Costs of revenues for our software sales and related consulting segment for the years ended December 31, 2020 and 2019 were approximately $1.2 and $1.1 million, respectively. For the year ended December 31, 2020, gross margin decreased to 43.0% compared to 58.6% in 2019. The lower margin in 2020 was due to additional costs absorbed from the Postelsia acquisition during 2020 and decrease in billable hours of staff focused on software enhancements and upgrades.

Selling, general and administrative expenses for the year ended December 31, 2020 decreased 29.2% compared to 2019. The decrease is predominately due to the decrease in depreciation, amortization and personnel costs from shifting certain assets and personnel from SureHarvest to WFCF in 2020 to better support the entire Company.

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

Dividend Income from Progressive Beef, LLC

On August 9, 2018, the Company purchased a ten percent membership interest in Progressive Beef, LLC (“Progressive Beef”) for an aggregate purchase price of approximately $1.0 million. The Company received dividend income of $150,000 and $120,00 for the year ended December 31, 2020 and 2019, respectively, from Progressive Beef representing a distribution of their earnings.

Income Tax Expense

For each of the years ended December 31, 2020 and 2019, we recorded income tax expense of approximately $0.5 million. The effective tax rate for the year ended December 31, 2020 was 24.6% compared to a federal corporate rate of 21.0%. The increase is primarily related to expired/forfeited stock options. The effective tax rate for the year ended December 31, 2019 was 30.1%.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the year ended December 31, 2020 was approximately $1.4 million or $0.23 per basic and $0.22 per diluted common share, compared to approximately $1.3 million or $0.22 per basic and diluted common share in 2019.

Liquidity and Capital Resources

At December 31, 2020, we had cash, cash equivalents and certificates of deposits (classified as short-term investment) of approximately $4.4 million compared to approximately $2.9 million at December 31, 2019. Our working capital at December 31, 2020 was approximately $4.4 million compared to approximately $3.1 million at December 31, 2019.

Net cash provided by operating activities during 2020 was approximately $2.5 million compared to $2.9 million during the same period in 2019. Net cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock-based compensation expense, and deferred taxes. Fluctuations are primarily due to operating performance offset by the timing of cash receipts and cash disbursements.

Net cash used in investing activities during 2020 was approximately $0.7 million compared to approximately $1.1 million during 2019. Net cash used in the 2020 period was $0.3 million cash paid in the acquisition of Postelsia and $0.5 million for the purchase of equipment and software development. Net cashed used in the 2019 period was primarily the $1.0 million cash paid in the acquisition of the non-controlling interest in SureHarvest.

Net cash provided from financing activities during 2020 was approximately $14,000 compared to net cash used of $0.6 million in the 2019 period. Cash provided during 2020 of $1.0 million was from loan proceeds. Cash used in the both the 2020 and 2019 period was primarily due to the repurchase of common shares under the Stock Buyback Plan.

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

Debt Facility

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2022. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due upon maturity. As of December 31, 2020, and 2019, the effective interest rate was 4.75% and 6.25%, respectively. The LOC is collateralized by all the business assets of International Certification Services, Inc. (“ICS”), a subsidiary of WFCF. As of December 31, 2020, and 2019, there were no amounts outstanding under this LOC.

On April 17, 2020, the Company received a $1.0 million loan under the Paycheck Protection Program (“PPP”) with a maturity date of April 17, 2022 and an annual interest rate of 1.00%. The loan will be repaid in 12 monthly consecutive interest and principal payments and one balloon payment at maturity of approximately $351,000, commencing May 1, 2021. The Company has not received any notification, if any, of the loan amount will be forgiven.

Off Balance Sheet Arrangements

As of December 31, 2020, we had no off-balance sheet arrangements of any type.

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

We had deferred revenue of approximately $0.9 million and $0.6 million at December 31, 2020 and 2019, respectively, primarily related to the annual certification period for certain of our third-party crop and other processed product audits. The balance of these contract liabilities at the beginning of the period is expected to be recognized as revenue during 2021.

Software Sales and Related Consulting Segment

We predominately offer software products via a SaaS model, which is an annual subscription-based model. Support services are generally included in the subscription. We also provide web-hosting services on an annual basis to all of our customers in conjunction with their software subscription.

We recognize revenue related to the SaaS arrangement over an annual subscription period utilizing a time-based output measure of progress that results in a straight-line attribution of revenue. We had deferred revenue of approximately $0.2 million at both December 31, 2020 and 2019, primarily due to the SaaS arrangements.

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

Our business is subject to seasonal fluctuations. Significant portions of our verification and certification service revenue is typically realized during late May through early October when the calf marketings and the growing seasons are at their peak. Although this seasonality does not impact our policies for revenue recognition, it does generally impact our results of operations by potentially causing an increase in our profit margins during May through October and decreased margins during November through April.

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

As of December 31, 2020, we concluded that a valuation allowance against our deferred tax assets was not considered necessary. As of December 31, 2020 and 2019, the Company did not have an unrecognized tax liability. Changes in these estimates and assumptions could materially affect the tax provision as recorded.

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

As of December 31, 2020 and 2019, we had approximately $2.9 million of goodwill.

During the fourth quarter of 2020, we performed a qualitative assessment on our ICS, Validus and SureHarvest units and concluded that the fair value of the reporting units exceeded their carrying value.

During the fourth quarter of 2019, we performed a qualitative assessment on our ICS and Validus reporting units (within the Verification and Certification Services segment) and concluded that the fair value of the reporting units exceeded their carrying value.

Also, during the fourth quarter of 2019, we utilized a valuation expert to estimate the fair value of our SureHarvest reporting unit. SureHarvest, which included Sow Organic and JVF Consulting, was the sole operating segment within the Software Sales and Related Consulting segment. We estimated fair value using a 14-year projection of discounted cash flows which incorporates planned growth rates, market-based discount rates and estimates of residual value. Additionally, we used a market-based, weighted-average cost of capital of 20.1% to discount the projected cash flows of those operations. As of December 31, 2019, the fair value did not exceed the carrying value of net assets by approximately 4.0%. An impairment of goodwill was recognized of $0.2 million during the year ended 2019.

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

As of December 31, 2020, there have been no changes to the indefinite life determination pertaining to these intangible assets. Based on the qualitative assessment on Validus reporting unit, we concluded that the likelihood of the indefinite lived asset being impaired was below a “more-likely-than-not” threshold.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Where Food Comes From, Inc.

Castle Rock, Colorado

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheet of Where Food Comes From, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, equity, and cash flows, for the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of its operations and its cash flows for the years ended December 31, 2020 and 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

CRITICAL AUDIT MATTER

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company offers customers the ability to acquire multiple licenses of software products and services, in its customer agreements through its service and licensing programs.

Significant judgment is exercised by the Company in determining revenue recognition for these customer agreements, and includes the following:

●	Determination of whether products and services are considered distinct performance obligations that should be accounted for separately versus together, such as software licenses and related services.

●	The pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation.

●	Identification and treatment of contract terms that may impact the timing and amount of revenue recognized (e.g., length of time for services and cancellation terms).

●	Determination of stand-alone selling prices for each distinct performance obligation and for products and services that are not sold separately.

Given these factors and due to the volume of transactions, the related audit effort in evaluating management’s judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for these customer agreements included the following:

●	We evaluated management’s significant accounting policies related to these customer agreements for reasonableness.

●	We selected a sample of customer agreements and performed the following procedures:

–	Obtained and read contract source documents for each selection, including master agreements, and other documents that were part of the agreement.

–	Tested management’s identification and treatment of contract terms.

–	Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.

●	We evaluated the reasonableness of management’s estimate of stand-alone selling prices for products and services that are not sold separately.

●	We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

/s/ Causey Demgen & Moore, P.C.

We have served as the Company’s auditors since 2019.

Denver, Colorado

February 18, 2021

Where Food Comes From, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
(Amounts in thousands, except per share amounts)	2020	2019
Assets
Current assets:
Cash and cash equivalents	$4,374	$2,638
Accounts receivable, net of allowance	2,508	2,515
Short-term investments in certificates of deposit	-	258
Prepaid expenses and other current assets	592	450
Total current assets	7,474	5,861
Property and equipment, net	1,616	1,545
Operating lease right-of-use assets	3,030	3,268
Investment in Progressive Beef	991	991
Intangible and other assets, net	2,948	3,248
Goodwill, net	2,946	2,946
Deferred tax assets, net	443	378
Total assets	$19,448	$18,237

Liabilities and Equity
Current liabilities:
Accounts payable	$649	$1,023
Accrued expenses and other current liabilities	599	674
Deferred revenue	1,132	797
Current portion of long term debt	463	-
Current portion of finance lease obligations	13	8
Current portion of operating lease obligations	268	239
Total current liabilities	3,124	2,741
Long term debt, net of current portion	572	-
Finance lease obligations, net of current portion	31	21
Operating lease obligation, net of current portion	3,257	3,526
Total liabilities	6,984	6,288

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 95,000 shares authorized; 6,456 (2020) and 6,451 (2019) shares issued, and 6,118 (2020) and 6,245 (2019) shares outstanding	6	6
Additional paid-in-capital	11,612	11,445
Treasury stock of 338 (2020) and 206 (2019) shares	(2,702)	(1,665)
Retained earnings	3,548	2,163
Total equity	12,464	11,949
Total liabilities and stockholders’ equity	$19,448	$18,237

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Income

	Year ended December 31,
(Amounts in thousands, except per share amounts)	2020	2019
Revenues:
Verification and certification service revenue	$14,254	$15,564
Product sales	3,859	3,300
Software license, maintenance and support services revenue	867	1,067
Software-related consulting service revenue	1,096	843
Total revenues	20,076	20,774
Costs of revenues:
Costs of verification and certification services	7,407	8,444
Costs of products	2,508	2,149
Costs of software license, maintenance and support services	520	615
Costs of software-related consulting services	713	487
Total costs of revenues	11,148	11,695
Gross profit	8,928	9,079
Selling, general and administrative expenses	7,241	7,527
Income from operations	1,687	1,552
Other expense (income):
Dividend income from Progressive Beef	(150)	(120)
Gain on sale of assets	(18)	(9)
Impairment of goodwill	-	198
Other income, net	(7)	(10)
Exchange (gain) / loss	2	-
Interest expense	13	10
Income before income taxes	1,847	1,483
Income tax expense	462	460
Net income	1,385	1,023
Net loss attributable to non-controlling interest	-	322
Net income attributable to Where Food Comes From, Inc.	$1,385	$1,345

Per share - net income attributable to Where Food Comes From, Inc.:
Basic	$0.23	$0.22
Diluted	$0.22	$0.22

Weighted average number of common shares outstanding:
Basic	6,162	6,213
Diluted	6,221	6,257

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
(Amounts in thousands)	2020	2019

Operating activities:
Net income	$1,385	$1,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	997	1,097
Impairment of goodwill	-	198
Gain on sale of assets	(18)	(9)
Stock-based compensation expense	121	162
Deferred tax benefit	(65)	(98)
Bad debt expense	53	27
Effect of acquisition fair value adjustment	41	-
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable	(46)	(337)
Short-term investments	258	(12)
Prepaid expenses and other assets	(142)	(11)
Accounts payable	(374)	490
Accrued expenses and other current liabilities	(75)	180
Deferred revenue	335	142
Right of use assets and liabilities, net	(18)	23
Net cash provided by operating activities	2,452	2,875

Investing activities:
Acquisition of non-controlling interest in SureHarvest Services, LLC, net of tax effect	-	(1,000)
Acquisition of Postelsia Holdings, Ltd.	(300)	-
Proceeds from sale of assets	34	1
Purchases of property, equipment and software development costs	(464)	(369)
Proceeds from maturity of short-term investments	-	253
Net cash used in investing activities	(730)	(1,115)

Financing activities:
Repayments of notes payable	-	(42)
Proceeds from long term debt	1,030	-
Proceeds from finance lease obligations	24	-
Repayments of finance lease obligations	(8)	(7)
Proceed from stock option exercise	5	-
Stock repurchase under Stock Buyback Plan	(1,037)	(555)
Net cash provided by / (used) in financing activities	14	(604)
Net change in cash	1,736	1,156
Cash at beginning of period	2,638	1,482
Cash at end of period	$4,374	$2,638

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statement of Equity

Years ended December 31, 2019 and 2020

			Additional
	Common Stock		Paid-in	Treasury	Retained
(Amounts in thousands)	Shares	Amount	Capital	Stock	Earnings	Total

Balance at January 1, 2019 (1)	6,243	$6	$11,052	$(1,110)	$818	$10,766

Stock-based compensation expense	-	-	162	-	-	162
Acquisition of non-controlling interest in SureHarvest Services, LLC, net of tax effect	76	-	231	-	-	231
Repurchase of common shares under Stock Buyback Plan	(80)	-	-	(555)	-	(555)
Vesting of restricted shares to Employees	6	-	-	-	-	-
				-	-	-
Net income attributable to Where Food Comes From, Inc.	-	-	-	-	1,345	1,345
Balance at December 31, 2019	6,245	$6	$11,445	$(1,665)	$2,163	$11,949

Stock-based compensation expense	-	-	121	-	-	121
Stock options exercised	5	-	5	-	-	5
Repurchase of common shares under Stock Buyback Plan	(132)	-	-	(1,037)	-	(1,037)
Effect of acquisition fair value adjustment			41			41
Net income attributable to Where Food Comes From, Inc.	-	-	-	-	1,385	1,385
Balance at December 31, 2020	6,118	$6	$11,612	$(2,702)	$3,548	$12,464

(1) The Balance at January 1, 2019 has been updated to reflect the impact of the 1-for-4 reverse stock split effective December 1, 2020.

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

Except as specifically indicated, all information in this Annual Report on Form 10-K has been retroactively adjusted to give effect to a 1-for-4 reverse stock split that was effective on December 1, 2020.

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

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

Revenue attributable to each of our identified revenue categories is disaggregated in the table below (amounts in thousands).

	Year ended December 31, 2020				Year ended December 31, 2019
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Revenues:
Verification and certification service revenue	$14,254	$-	$-	$14,254	$15,564	$-	$-	$15,564
Product sales	3,859	-	-	3,859	3,300	-	-	3,300
Software license, maintenance and support services revenue	-	957	(90)	867	-	1,274	(207)	1,067
Software-related consulting service revenue	-	1,120	(24)	1,096	-	948	(105)	843
Total revenues	$18,113	$2,077	$(114)	$20,076	$18,864	$2,222	$(312)	$20,774

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

As of December 31, 2020 and 2019, accounts receivable from contracts with customers, net of allowance for doubtful accounts, were approximately $2.5 million.

As of December 31, 2020 and 2019, deferred revenue from contracts with customers were approximately $1.1 million and $0.8 million, respectively. The balance of the contract liabilities at December 31, 2019 was recognized as revenue in 2020 and the balance at December 31, 2020 is expected to be recognized as revenue during 2021.

The following table reflects the changes in our contract liabilities during the year ended December 31, 2020 and 2019:

Deferred revenue (in thousands):	2020	2019
Deferred revenue January 1	$797	$655
Unearned billings	3,163	2,684
Revenue recognized	(2,828)	(2,542)
Deferred revenue December 31	$1,132	$797

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

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

Accounts Receivable and Allowance for Doubtful Accounts

Our receivables are generally due from trade customers. Credit is extended based on our evaluation of the customer’s financial condition, and generally collateral is not required. Accounts receivable are generally due approximately 30 days from the invoice date and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts receivable that are outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss and payment history, the customer’s current ability to pay its obligations to us and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The allowance for doubtful accounts was approximately $63,000 and $76,000, at December 31, 2020 and 2019, respectively.

No single customer accounted for greater than 10% of our accounts receivable balances at December 31, 2020 and 2019.

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

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

The fair values of other identifiable intangible assets are primarily determined using the income approach. Other intangible assets include, but are not limited to, developed technology, customer relationships, accreditations, and tradenames/trademarks and patents. Intangible assets with determinable useful-lives are amortized on a straight-line basis over their estimated useful-lives of two to 15 years. Certain acquired trade names are considered to have indefinite lives and are not amortized but are assessed annually for potential impairment as described below.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

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

Research and Development and Software Development Costs

Research and development costs are charged to operations as incurred. We did not incur any research and development expense in 2020 and 2019.

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

Software development costs for external sale are capitalized once technological feasibility is achieved. Capitalized costs are amortized over the expected benefit period. We generally expense a significant portion of software development costs because technological feasibility occurs very late in the software development process. In connection with our acquisitions, software developed for external sale with an estimated fair value of approximately $0.9 million is included in property and equipment at both December 31, 2020 and 2019. During 2020 and 2019, the amortization of capitalized costs totaled approximately $0.07 million and $0.25 million, respectively, and is included in depreciation expense (Note 4).

Advertising and Marketing Expenses

Advertising and marketing costs are expensed as incurred. Total advertising and marketing expenses for the years ended December 31, 2020 and 2019, were approximately $0.6 million and $0.5 million, respectively.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

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

The accounting standard related to income taxes applies to all tax positions and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The accounting standard requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. This standard also provides guidance on the presentation of tax matters and the recognition of potential Internal Revenue Service interest and penalties. As of December 31, 2020 and 2019, the Company did not have an unrecognized tax liability.

The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. The Company did not incur any interest and penalties for the years ended December 31, 2020 and 2019.

The Company files income tax returns in the U.S. and various state jurisdictions, and there are open statutes of limitation for taxing authorities to audit our tax returns from 2016 through the current period.

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

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

On January 1, 2020, we adopted ASU 2017-04, Simplifying the Test for Goodwill Impairment, which removes Step 2 from the goodwill impairment test. As a result, under the ASU, we perform our annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized will not exceed the total amount of goodwill allocated to that reporting unit. The adoption of this update did not have an impact on our Consolidated Financial Statements.

On January 1, 2020 we adopted ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the requirements associated with the hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. The adoption of this update did not have an impact on our Consolidated Financial Statements.

On January 1, 2020 we adopted ASU 2018-15, Intangibles - Goodwill and Other - Internal Use Software - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which amends the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract to align with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The adoption of this update did not have an impact on our Consolidated Financial Statements.

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

Note 3 – Business Acquisitions

SureHarvest Consulting, LLC

On December 17, 2019 the Company exercised its option to acquire the remaining 40% membership interest in SureHarvest for $1.0 million in cash and 75,988 shares of common stock of WFCF valued at approximately $0.5 million based on the closing price of our stock on December 17, 2019 of $7.20 per share (all share and dollar amounts have been adjusted to reflect the 1-for-4 reverse split that occurred in December 2020). The Additional Paid-In Capital amount reflected on the Consolidated Statement of Equity includes adjustments for deferred income tax of approximately $0.1 million and reversal of the previously recorded allocation of net losses attributable to the non-controlling interest of approximately $0.4 million.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Postelsia Holdings, Ltd.

On February 21, 2020 the Company acquired all of the stock of privately held Postelsia Holdings, Ltd. (“Postelsia”) for $0.3 million in cash.

Note 4 - Property and Equipment

The major categories of property and equipment are as follows as of December 31st:

(in thousands)	2020	2019

Automobiles	$115	$115
Furniture and office equipment	529	539
Software and tools	1,876	1,449
Website development and other enhancements	184	184
Building and leasehold improvements	954	992
Land	1	2
	3,659	3,281
Less accumulated depreciation	2,043	1,736
Property and equipment, net	$1,616	$1,545

Total depreciation expense for the years ended December 31, 2020 and 2019 was approximately $0.4 million and $0.5 million, respectively. Depreciation expense for assets recorded under finance leases was approximately $8,000 and $22,000 for the years ended December 31, 2020 and 2019, respectively.

Note 5 - Investment in Progressive Beef, LLC

On August 9, 2018, the Company purchased a ten percent membership interest in Progressive Beef, LLC (“Progressive Beef”). Where Food Comes From is the primary certifier for Progressive Beef. As of December 31, 2020 and 2019, the Company received dividend income of approximately $0.2 million and $0.1 million, respectively, from Progressive Beef representing a distribution of their earnings. The income is reflected within the “other (expense) income” section of the Company’s Consolidated Statement of Income for the years ended December 31, 2020 and 2019. The investment is accounted for as a financial instrument under ASC 321 and the Company has elected to apply the practical expedient to value the investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The Company completed a qualitative assessment and determined that there were no impairment indicators as of December 31, 2020 and 2019.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 6 – Intangible and Other Assets

The following table summarizes our intangible assets as of:

	December 31,	December 31,	Estimated
	2020	2019	Useful Life
Intangible assets subject to amortization (in thousands):
Tradenames and trademarks	$417	$417	2.5 - 8.0 years
Accreditations	85	85	5.0 years
Customer relationships	3,664	3,351	3.0 - 15.0 years
Patents	970	970	4.0 years
Non-compete agreements	121	121	5.0 years
	5,257	4,944
Less accumulated amortization	2,795	2,182
	2,462	2,762
Tradenames/trademarks (not subject to amortization)	465	465
	2,927	3,227
Other assets	21	21
Intangible and other assets:	$2,948	$3,248

We reviewed our long-lived assets for indicators of impairment in 2020 and 2019 and concluded in each year that no impairments exist.

Amortization expense for each of the years ended December 31, 2020 and 2019 was approximately $0.6 million.

As of December 31, 2020, future scheduled amortization of intangible assets is as follows (in thousands):

Fiscal year ending December 31:

2021	$370
2022	357
2023	317
2024	306
2025	260
Thereafter	852
$2,462

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 7 – Goodwill

Changes in the net carrying value of goodwill by segment are as follows (in thousands):

	Verification and Certification Segment	Software Sales and Related Consulting Segment	Consolidated
January 1, 2019	$1,133	$2,011	$3,144
Impairment	-	(198)	(198)
December 31, 2019	$1,133	$1,813	$2,946
Transfer of assets	814	(814)	-
December 31, 2020	$1,947	$999	$2,946

Annual Impairment Test of Goodwill

We performed a qualitative assessment on our ICS and Validus reporting units (within our reportable operating segment: Verification and Certification Segment) for our 2020 annual test and concluded that it was more-likely-than-not that the fair value of the reporting unit exceeded its carrying value and, therefore, a two-step impairment test was not necessary. The qualitative assessment compares current performance, expectations and other indicators against what was expected as part of the most recent Step 1 valuation. Consequently, the key estimates and assumptions related to the most recent Step 1 valuation pertaining to this reporting unit had not changed since our previous annual report.

For our 2020 annual test, we performed a quantitative assessment on our SureHarvest reporting unit. SureHarvest, which includes Postelsia, is the sole operating segment within the Software Sales and Related Consulting segment. We estimated the SureHarvest reporting unit’s fair value using a 14-year projection of discounted cash flows which incorporates planned growth rates, market-based discount rates and estimates of residual value. Additionally, we used a market-based, weighted-average cost of capital of 22.1% to discount the projected cash flows of those operations. Estimating the fair value of an individual reporting unit requires us to make assumptions and estimates regarding our future plans, industry and economic conditions and our actual results and conditions may differ over time. If the carrying value of a reporting unit’s net assets exceeds its fair value, the second step is applied to measure the difference between the carrying value and implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, the goodwill is considered impaired and reduced to its implied fair value. In connection with our testing, we noted the SureHarvest reporting unit was more sensitive to near-term changes in discounted cash flow assumptions. As of December 31, 2020, the fair value did not exceed the carrying value of net assets by approximately 30.7%. As of December 31, 2019, the fair value did not exceed the carrying value of net assets by approximately 4.0%. An impairment of goodwill of approximately $0.2 millon was recognized as of December 31, 2019.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 8 – Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities as of (in thousands):

	December 31,	December 31,
	2020	2019

Income and sales taxes payable	$168	$171
Payroll related accruals	271	201
Customer deposits	31	62
Professional fees and other expenses	129	240
	$599	$674

Note 9 - Notes Payable and Lease Obligations

Long Term Debt

	December 31,	December 31,
	2020	2019
(In thousands)
Paycheck Protection Program Loan	$1,035	$-
Less current portion of notes payable and other long-term debt	(463)	-
Notes payable and other long-term debt	$572	$-

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act allocated $350 billion to help small businesses keep workers employed amid the pandemic and economic downturn. Known as the Paycheck Protection Program (“PPP”), the initiative provides federally guaranteed loans to small businesses. These loans may be forgiven if borrowers maintain their payrolls during the crisis or restore their payrolls afterward. On April 17, 2020, the Company received a $1.0 million loan under the PPP with a maturity date of April 17, 2022 and an annual interest rate of 1.00%. The loan will be repaid in 12 monthly consecutive interest and principal payments and one balloon payment of approximately $351,000, commencing May 1, 2021. While the Company believes a significant portion of the loan will be forgiven, the Company has not received any notification, if any, of the loan amount will be forgiven.

Unison Revolving Line of Credit

The Company has a revolving line of credit (“LOC”) agreement which matures on April 12, 2022. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due upon maturity. As of December 31, 2020 and 2019, the effective interest rate was 4.75% and 6.25%, respectively. The LOC is collateralized by all the business assets of ICS. As of December 31, 2020 and 2019, there were no amounts outstanding under this LOC.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Lease Obligations

We have operating and finance leases for corporate offices, other regional offices, and certain equipment. Our leases have remaining lease terms of 1 year to 15 years, some of which include multiple options to extend the leases for up to 5 years each.

The components of lease expense were as follows (in thousands):

	Year ended	Year ended
	December 31, 2020	December 31, 2019
Operating lease cost	$464	$469
Finance lease cost
Amortization of assets	8	9
Interest on finance lease obligations	5	7
Variable lease cost	-	-
Total net lease cost	$477	$485

Included in the table above, is approximately $0.3 million for the year ended December 31, 2020, respectively, of operating lease cost for our corporate headquarters. This space is being leased from The Move, LLC. Our CEO and President, each a related party to WFCF, have a 24.3% jointly-held ownership interest in The Move, LLC.

Rent and lease expense for each of the years ended December 31, 2020 and 2019 was $0.6 million.

Supplemental balance sheet information related to leases was as follows (in thousands):

Supplement balance sheet info:

	December 31, 2020			December 31, 2019
Operating leases:	Related Party	Other	Total	Related Party	Other	Total
Operating lease ROU assets	$2,755	$238	$2,993	$2,933	$314	$3,247

Current operating lease liabilities	179	89	268	158	81	239
Noncurrent operating lease liabilities	3,079	178	3,257	3,260	266	3,526
Total operating lease liabilities	$3,258	$267	$3,525	$3,418	$347	$3,765

Finance leases:	December 31, 2020	December 31, 2019
Right of use asset, at cost	$67	$43
Accumulated amortization	(30)	(22)
Right of use asset, net	$37	$21

Current obligations of finance leases	$13	$8
Finance leases, net of current obligations	31	21
Total finance lease liabilities	$44	$29

Weighted average remaining lease term (in years):
Operating leases	10.0	11.0
Finance leases	3.7	3.0

Weighted average discount rate:
Operating leases	5.8%	5.8%
Finance leases	13.0%	20.8%

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Supplemental cash flow and other information related to leases was as follows (in thousands):

	Year ended	Year ended
	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$449	$430
Operating cash flows from finance leases	$5	$7
Financing cash flows from finance leases	$8	$7

Right of use assets obtained in exchange for lease liabilities:
Operating leases	$3,531	$3,513

Maturities of lease liabilities were as follows (in thousands):

Years Ending December 31st,	Operating Leases	Finance Leases
2021	$462	$18
2022	466	15
2023	461	10
2024	407	5
2025	405	4
Thereafter	2,495	-
Total lease payments	4,696	52
Less amount representing interest	(1,171)	(8)
Total lease obligations	3,525	44
Less current portion	(268)	(13)
Long-term lease obligations	$3,257	$31

Note 10 - Income Taxes

The provision for income taxes consists of the following (in thousands):

	December 31,
	2020	2019
Current income tax expense:
International	$8	$-
Federal	398	438
State	79	82
Total current income tax expense	485	520
Deferred income tax benefit:
Federal	(20)	(51)
State	(3)	(9)
Total deferred income tax benefit	(23)	(60)

Total income tax expense	$462	$460

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

The reconciliation of income taxes calculated at the statutory rates to our effective tax rate is as follows (in thousands):

	December 31,
	2020	2019
Expected tax expense	$388	$321
State tax provision, net	66	55
Permanent differences	8	11
Foreign	36	-
Minority interest	-	76
Other, net	(36)	(3)

Total income tax expense	$462	$460

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets (liabilities):
Accruals, stock-based compensation and other	$217	$181
Property and equipment	(85)	(15)
Intangibles assets	311	212
Net deferred tax assets	443	378

Note 11 – Stock Buyback Plan

On September 30, 2019, our Board of Directors approved a new plan to buyback up to ten million additional shares of our common stock from the open market (“Stock Buyback Plan”). Activity under the Stock Buyback Plan by year is as follows (all share and dollar amounts have been adjusted to reflect the 1-for-4 reverse split that occurred in December 2020):

(in thousands, except per share cost)	Number of Shares	Cost of Shares	Average Cost per Share
Balance, January 1, 2019	126	$1,110	$8.81
Shares purchased during 2019	80	555	6.94
Balance, December 31, 2019	206	1,665	8.08
Shares purchased during 2020	132	1,037	7.86
Balance, December 31, 2020	338	$2,702	$7.99

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

The amount of stock-based compensation expense is as follows (in thousands):

	Year ended December 31,
	2020	2019
Stock options	$117	$147
Restricted stock awards	4	15
Total	$121	$162

As of December 31, 2020, the estimated unrecognized compensation cost from unvested awards which will be recognized ratably over the remaining vesting phase is as follows (in thousands):

Years ended December 31st:	Unvested stock options	Unvested restricted stock awards	Total unrecognized compensation expense
2021	$82	$1	$83
2022	21		21
2023	4		4
2024	-	-	-
	$107	$1	$108

The Company estimated the fair value of stock options using the Black-Scholes-Merton option-pricing model with the following assumptions (all share amounts have been adjusted to reflect the 1-for-4 reverse split that occurred in December 2020):

	Year ended December 31,
	2020	2019
Number of options awarded to purchase common shares	7,000	2,500
Risk-free interest rate	1.19%	1.50%
Expected volatility	94.7%	100.3%
Assumed dividend yield	N/A	N/A
Expected life of options from the date of grant	9.8 years	9.8 years

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

Our 2006 Plan provided for the issuance of a maximum of 3.0 million shares of our common stock. The 2006 Plan terminated in September 2016. As of December 31, 2020, the 2006 Plan had 37,128 awards outstanding (all share amounts have been adjusted to reflect the 1-for-4 reverse split that occurred in December 2020).

Our 2016 Plan was ratified by our shareholders in May 2016 and provides for the issuance of a maximum of 5.0 million shares of our common stock, of which 4.9 million shares were still available for issuance as of December 31, 2020 (all share amounts have been adjusted to reflect the 1-for-4 reverse split that occurred in December 2020).

Stock Option Activity

The Company generally grants stock options to directors, eligible employees and officers as a part of its equity incentive plan. Restrictions and vesting periods for the stock option grants are set forth in the award agreements. A stock option grant represents an option to purchase a defined number of shares of the Company’s common stock to be released from restrictions upon completion of the vesting period. The awards typically vest in equal increments over one to three years. Stock option activity during 2020 and 2019 is summarized as follows (all share and dollar amounts have been adjusted to reflect the 1-for-4 reverse split that occurred in December 2020):

	Number of	Weighted avg. exercise price	Weighted avg. grant date fair	Weighted avg. remaining contractual life	Aggregate
	awards	per share	value per share	(in years)	intrinsic value

Outstanding, January 1, 2019	108,613	$5.96	$5.88	6.91	$920,156
Granted	2,500	6.84	6.12	9.80
Exercised	-	-	-	-
Expired/Forfeited	(1,832)	7.44	7.32	7.55
Outstanding, December 31, 2019	109,281	$5.84	$6.12	5.97	$601,668
Granted	7,000	7.91	6.89	9.32
Exercised	(5,000)	0.96	0.96	0.50
Expired/Forfeited	(6,195)	7.36	7.26	6.98
Outstanding, December 31, 2020	105,086	$6.25	$6.06	5.38	$814,090
Exercisable, December 31, 2020					82,972
Unvested, December 31, 2020					22,114

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of our common stock on December 31, 2020 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2020.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

During the year ended December 31, 2020, a total of 6,195 options were forfeited, 2,313 of which were unvested (all share and dollar amounts have been adjusted to reflect the 1-for-4 reverse split that occurred in December 2020). The options were forfeited upon the employees’ termination from the Company. During the year ended December 31, 2019, a total of 1,832 options were forfeited, 2,080 of which were unvested (all share and dollar amounts have been adjusted to reflect the 1-for-4 reverse split that occurred in December 2020).

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

The following table summarizes activity for restricted stock awards for the fiscal years presented (all share and dollar amounts have been adjusted to reflect the 1-for-4 reverse split that occurred in December 2020):

		Weighted avg.
	Number of	grant date
	options	fair value
Non-vested restricted shares, January 1, 2019	7,500	$9.52
Granted	-	-
Vested	(6,250)	9.40
Forfeited	-	-
Non-vested restricted shares, December 31, 2019	1,250	$10.20
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested restricted shares, December 31, 2020	1,250	$10.20

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

The following is a reconciliation of the share data used in the basic and diluted income per share computations (all share amounts have been adjusted to reflect the 1-for-4 reverse split that occurred in December 2020):

	Year ended December 31,
(in thousands)	2020	2019
Basic:
Weighted average shares outstanding	6,162	6,213

Diluted:
Weighted average shares outstanding	6,162	6,213
Weighted average effects of dilutive securities	59	44
Total	6,221	6,257

Antidilutive securities:	50	71

The effect of the inclusion of the antidilutive shares would have resulted in an increase in earnings per share. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Note 14 - Related Party Transactions

In 2020 and 2019, we recorded total net revenue of approximately $39,000 and $5,000, respectively, from related parties. The related parties consisted of a business owned by the father of Leann Saunders, our President, and businesses owned by members of our Board of Directors.

The Company leases its corporate headquarters from a company in which our CEO and President have a 24.3% jointly-held ownership interest (Note 15). Under the related party arrangement, approximately $0.5 million was paid in rent and CAM for our corporate headquarters was included in the consolidated statements of income for each of the years ended December 31, 2020 and 2019, respectively.

Note 15 – Commitments and Contingencies

Operating Leases & Lease Incentive Obligation

The Company leases approximately 15,700 square feet of office space for its corporate headquarters. This space is being leased from The Move, LLC in which our CEO and President, each a related party to the Company, have a 24.3% jointly-held ownership interest. The lease agreement has an initial term of five years plus two renewal periods, which the Company is more likely than not to renew. Total rental payments are approximately $40,900 per month as of December 31, 2020. The rental payments include common area charges and are subject to annual increases over the term of the lease.

The Company has recorded leasehold improvements of approximately $0.8 million, which included approximately $0.4 million in lease incentives. Leasehold improvements are included in property and equipment on the consolidated balance sheets. Lease incentives have been included in calculating the lease liability recorded on the balance sheet.

In September 2017, the Company entered into a new lease agreement for our Urbandale, Iowa office space. The lease was for a period of two years and expired on August 31, 2019. This lease was extended for an additional 3 years, terminating on August 31, 2022. Rental payments are approximately $3,400 per month, which includes common area charges, and are not subject to annual increases over the term of the lease.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

In December 2018, we entered into a new lease agreement in San Ramon, California for SureHarvest and JVF office space. The lease is for a period of sixty-six months and expires on May 1, 2024. Rental payments are approximately $6,300 per month as of December 31, 2020, which includes common area charges, and are subject to annual increases over the term of the lease.

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

Employee Benefit Plan

The Company has established a 401(k) plan for the benefit of our employees. The plan covers substantially all of our employees who have attained age 21. We may make a discretionary matching contribution in an amount that is determined by our Board of Directors. If a matching contribution is made, the amount cannot exceed the elective deferral contributions. For each of the years ended December 31, 2020 and 2019, we made aggregate matching contributions of approximately $0.2 million.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 16 – Supplemental Cash Flow Information

	Year ended December 31,
	2020	2019
Cash paid during the year:
Interest expense	$8	$10
Income taxes	$597	$344

Non-cash investing and financing activites:
Common stock issued in connection with acquisition of non-controlling interest in SureHarvest Services, LLC	$-	$547
Equipment acquired under a capital lease	$24	$-

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

The Company also determined that it has a software sales and related consulting reportable segment. SureHarvest, which includes Postelsia, is the sole operating segment. This segment includes software license, maintenance, support and software-related consulting service revenues.

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

The Company eliminates intercompany transfers between segments for management reporting purposes. The following table shows information for reportable operating segments (in thousands):

	Year ended December 31, 2020				Year ended December 31, 2019
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,133	$1,813	$-	$2,946
All other assets, net	17,576	3,089	(4,163)	16,502	16,294	3,188	(4,191)	15,291
Total assets	$19,523	$4,088	$(4,163)	$19,448	$17,427	$5,001	$(4,191)	$18,237

Revenues:
Verification and certification service revenue	$14,254	$-	$-	$14,254	$15,564	$-	$-	$15,564
Product sales	3,859	-	-	3,859	3,300	-	-	3,300
Software license, maintenance and support services revenue	-	957	(90)	867	-	1,274	(207)	1,067
Software-related consulting service revenue	-	1,120	(24)	1,096	-	948	(105)	843
Total revenues	$18,113	$2,077	$(114)	$20,076	$18,864	$2,222	$(312)	$20,774
Costs of revenues:
Costs of verification and certification services	7,497	-	(90)	7,407	8,628	-	(184)	8,444
Costs of products	2,508	-	-	2,508	2,149	-	-	2,149
Costs of software license, maintenance and support services	-	520	-	520	-	615	-	615
Costs of software-related consulting services	-	713	-	713	-	487	-	487
Total costs of revenues	10,005	1,233	(90)	11,148	10,777	1,102	(184)	11,695
Gross profit	8,108	844	(24)	8,928	8,087	1,120	(128)	9,079
Depreciation & amortization	428	569	-	997	374	723	-	1,097
Other operating expenses	5,664	604	(24)	6,244	5,624	934	(128)	6,430
Segment operating (loss)/income	$2,016	$(329)	$-	$1,687	$2,089	$(537)	$-	$1,552
Other items to reconcile segment operating income (loss) to net income attributable to WFCF:
Other expense (income)	(162)	2	-	(160)	(93)	162	-	69
Income tax (benefit)/expense	-	-	462	462	-	-	460	460
Net loss attributable to non-controlling interest	-	-	-	-	-	322	-	322
Net (loss)/income attributable to WFCF	$2,178	$(331)	$(462)	$1,385	$2,182	$(377)	$(460)	$1,345

Note 18 – Subsequent Events

The Company has had no material, significant or unusual transactions or events from the financial statement date through the issuance of the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to directors required by Item 10 will be included in our definitive proxy statement with respect to our 2021 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed within 120 days after the close of the 2020 fiscal year, and is hereby incorporated by reference.

Information relating to compliance with Section 16(a) of the Exchange Act required by Item 10 will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2020 fiscal year, and is hereby incorporated by reference.

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

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2020 fiscal year, and is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2020 fiscal year, and is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2020 fiscal year, and is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2020 fiscal year, and is hereby incorporated by reference.

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

Date: February 18, 2021	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
	Name:	John K. Saunders
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John K. Saunders	Chairman and CEO	February 18, 2021
John K. Saunders	(Principal Executive Officer)

/s/ Leann Saunders	President and Director	February 18, 2021
Leann Saunders

/s/ Dannette Henning	Chief Financial Officer	February 18, 2021
Dannette Henning	(Principal Financial Officer)

/s/ Tom Heinen	Director	February 18, 2021
Tom Heinen

/s/ Pete Lapaseotes	Director	February 18, 2021
Pete Lapaseotes

/s/ Adam Larson	Director	February 18, 2021
Adam Larson

/s/ Graeme P. Rein	Director	February 18, 2021
Graeme P. Rein

/s/ Michael D. Smith	Director	February 18, 2021
Michael D. Smith

