Form 10-Q
period 2021-03-31
Where Food Comes From, Inc.
filed 2021-05-06
CIK 1360565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2021

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

Large accelerated filer:	[ ]	Accelerated filer:	[ ]
Non-accelerated filer:	[ ]	Smaller reporting company:	[X]
Emerging growth company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	WFCF	The NASDAQ Stock Market LLC

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 30, 2021, was 6,123,512.

Where Food Comes From, Inc.

Table of Contents

March 31, 2021

Where Food Comes From, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	March 31, 2021	December 31, 2020
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$4,996	$4,374
Accounts receivable, net of allowance	1,866	2,508
Prepaid expenses and other current assets	973	592
Total current assets	7,835	7,474
Property and equipment, net	1,689	1,616
Operating lease right-of-use assets, net	2,960	3,030
Investment in Progressive Beef	991	991
Intangible and other assets, net	2,858	2,948
Goodwill	2,946	2,946
Deferred tax assets, net	409	443
Total assets	$19,688	$19,448

Liabilities and Equity
Current liabilities:
Accounts payable	$675	$649
Accrued expenses and other current liabilities	908	599
Deferred revenue	1,335	1,132
Current portion of long term debt	-	463
Current portion of finance lease obligations	12	13
Current portion of operating lease obligations	275	268
Total current liabilities	3,205	3,124
Long term debt, net of current portion	-	572
Finance lease obligations, net of current portion	29	31
Operating lease obligation, net of current portion	3,186	3,257
Total liabilities	6,420	6,984

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 95,000 shares authorized; 6,475 (2021) and 6,456 (2020) shares issued, and 6,107 (2021) and 6,118 (2020) shares outstanding	6	6
Additional paid-in-capital	11,677	11,612
Treasury stock of 367 (2021) and 338 (2020) shares	(3,113)	(2,702)
Retained earnings	4,698	3,548
Total equity	13,268	12,464
Total liabilities and stockholders’ equity	$19,688	$19,448

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
(Amounts in thousands, except per share amounts)	2021	2020
Revenues:
Verification and certification service revenue	$3,263	$2,803
Product sales	724	725
Software license, maintenance and support services revenue	141	143
Software-related consulting service revenue	312	241
Total revenues	4,440	3,912
Costs of revenues:
Costs of verification and certification services	1,793	1,534
Costs of products	457	502
Costs of software license, maintenance and support services	100	146
Costs of software-related consulting services	228	120
Total costs of revenues	2,578	2,302
Gross profit	1,862	1,610
Selling, general and administrative expenses	1,773	1,964
Income/(loss) from operations	89	(354)
Other income/(expense):
Dividend income from Progressive Beef	30	30
Other income, net	1	2
Loan forgiveness from Paycheck Protection Program	1,037	-
Gain on sale of assets	9	-
(Loss)/gain on foreign currency exchange	(2)	3
Interest expense	(3)	(2)
Income/(loss) before income taxes	1,161	(321)
Income tax expense/(benefit)	11	(80)
Net income/(loss)	$1,150	$(241)

Per share - net income/(loss):
Basic	$0.19	$(0.04)
Diluted	$0.19	$(0.04)

Weighted average number of common shares outstanding:
Basic	6,136	6,237
Diluted	6,231	6,237

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(Amounts in thousands)	2021	2020

Operating activities:
Net income/(loss)	$1,150	$(241)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	202	233
Gain on sale of assets	(9)	-
Stock-based compensation expense	25	31
Deferred tax expense/(benefit)	34	(5)
Bad debt expense	28	-
Forgiveness of note payable from Paycheck Protection Program	(1,037)	-
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable	614	543
Short-term investments	-	(1)
Prepaid expenses and other assets	(381)	161
Accounts payable	26	(342)
Accrued expenses and other current liabilities	309	(91)
Deferred revenue	203	616
Right of use assets and liabilities, net	2	(8)
Net cash provided by operating activities	1,166	896

Investing activities:
Acquisition of Postelsia Holdings, Ltd.	-	(300)
Purchases of property, equipment and software development costs	(170)	(110)
Net cash used in investing activities	(170)	(410)

Financing activities:
Repayments of finance lease obligations	(3)	(2)
Proceeds from stock option exercise	40	-
Stock repurchase under Stock Buyback Plan	(411)	(158)
Net cash used in financing activities	(374)	(160)
Net change in cash	622	326
Cash at beginning of period	4,374	2,638
Cash at end of period	$4,996	$2,964

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statement of Equity

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
(Amounts in thousands)	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2019 (1)	6,245	$6	$11,445	$(1,665)	$2,163	$11,949
Stock-based compensation expense	-	-	31	-	-	31
Repurchase of common shares under Stock Buyback Plan	(21)	-	-	(158)	-	(158)
Net loss	-	-	-	-	(241)	(241)
Balance at March 31, 2020	6,224	$6	$11,476	$(1,823)	$1,922	$11,581

Balance at December 31, 2020	6,118	$6	$11,612	$(2,702)	$3,548	$12,464
Stock-based compensation expense	-	-	25	-	-	25
Stock options exercised	18	-	40	-	-	40
Repurchase of common shares under Stock Buyback Plan	(29)	-	-	(411)	-	(411)
Net income	-	-	-	-	1,150	1,150
Balance at March 31, 2021	6,107	$6	$11,677	$(3,113)	$4,698	$13,268

(1) The Balance at December 31, 2019 has been updated to reflect the impact of the 1-for-4 reverse stock split effective December 1, 2020.

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

Basis of Presentation

Our unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the results of operations, financial position and cash flows of Where Food Comes From, Inc. and its subsidiaries, Where Food Comes From Organic, Inc. (“WFCFO”), Validus Verifications Services, LLC (“Validus”), Sterling Solutions (“Sterling”), SureHarvest Services, Inc. (“SureHarvest”), A Bee Organic, Sow Organic, JVF Consulting and Postelsia Holdings, Ltd. (“Postelsia”) (collectively referred to as “we,” “us,” and “our” throughout this Form 10-Q). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues, costs and expenses during the reporting period. All significant intercompany transactions and amounts have been eliminated. The results of businesses acquired are included in the consolidated financial statements from the date of the acquisition. Actual results could differ from the estimates.

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2020, included in our Form 10-K filed on February 18, 2021. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform to current year presentation. Net loss and shareholders’ equity were not affected by these reclassifications. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Except as specifically indicated, all information in this Quarterly Report on Form 10-Q has been retroactively adjusted to give effect to a 1-for-4 reverse stock split that was effective on December 1, 2020.

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

Note 2 – Basic and Diluted Net Income / (Loss) per Share

Basic net income / (loss) per share was computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and restricted stock awards are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The following is a reconciliation of the share data used in the basic and diluted income / (loss) per share computations (amounts in thousands):

	Three months ended March 31,
(in thousands)	2021	2020
Basic:
Weighted average shares outstanding	6,136	6,237

Diluted:
Weighted average shares outstanding	6,136	6,237
Weighted average effects of dilutive securities	95	-
Total	6,231	6,237

Antidilutive securities:	-	52

The effect of the inclusion of the antidilutive shares would have resulted in an increase in earnings per share. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 3 - Investment in Progressive Beef, LLC

For the three months ended March 31, 2021 and March 31, 2020, the Company received dividend income from Progressive Beef of $30,000 representing a distribution of their earnings. The income is reflected within the “Other income/(expense)” section of the Company’s Consolidated Statement of Income for the three months ended March 31, 2021 and March 31, 2020.

Note 4 – Intangible and Other Assets

The following table summarizes our intangible and other assets (amounts in thousands, except useful life):

	March 31,	December 31,	Estimated
	2021	2020	Useful Life
Intangible assets subject to amortization:
Tradenames and trademarks	$417	$417	2.5 - 8.0 years
Accreditations	85	85	5.0 years
Customer relationships	3,664	3,664	3.0 - 15.0 years
Patents	970	970	4.0 years
Non-compete agreements	121	121	5.0 years
	5,257	5,257
Less accumulated amortization	2,877	2,795
	2,380	2,462
Tradenames/trademarks (not subject to amortization)	465	465
	2,845	2,927
Other assets	13	21
Intangible and other assets:	$2,858	$2,948

Note 5 – Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities as of (amounts in thousands):

	March 31,	December 31,
	2021	2020

Income and sales taxes payable	$136	$168
Payroll related accruals	416	271
Customer deposits	68	31
Professional fees and other expenses	288	129
	$908	$599

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 6 – Notes Payable

Long Term Debt

	March 31,	December 31,
	2021	2020
(In thousands)
Paycheck Protection Program Loan	$-	$1,035
Less current portion of notes payable and other long-term debt	-	(463)
Notes payable and other long-term debt	$-	$572

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act allocated $350 billion to help small businesses keep workers employed amid the pandemic and economic downturn. Known as the Paycheck Protection Program (“PPP”), the initiative provides federally guaranteed loans to small businesses. These loans may be forgiven if borrowers maintain their payrolls during the crisis or restore their payrolls afterward. The Company received notification the loan and accrued interest was forgiven on March 4, 2021.

Unison Revolving Line of Credit

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2022. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. As of March 31, 2021 and December 31, 2020, the effective interest rate for both periods was 4.75%. The LOC is collateralized by all the business assets of ICS. As of March 31, 2021, and December 31, 2020, there were no amounts outstanding under this LOC.

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

The amount of stock-based compensation expense is as follows (amounts in thousands):

	Three months ended March 31,
	2021	2020
Stock options	$24	$30
Restricted stock awards	1	1
Total	$25	$31

During the three months ended March 31, 2021, no stock options were awarded. During the three months ended March 31, 2020, the Company awarded stock options to purchase 5,000 shares of the Company’s common stock at an exercise price of $7.24 per share to employees of the Company (all share and dollar amounts have been adjusted to reflect the 1-for-4 reverse split that occurred in December 2020).

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The Company estimated the fair value of stock options using the Black-Scholes-Merton option pricing model with the following assumptions (all share amounts have been adjusted to reflect the 1-for-4 reverse split that occurred in December 2020):

	Three months ended March 31,
	2021	2020
Number of options awarded to purchase common shares	0	5,000
Risk-free interest rate	N/A	1.56%
Expected volatility	N/A	97.0%
Assumed dividend yield	N/A	N/A
Expected life of options from the date of grant	N/A	9.9 years

The estimated unrecognized compensation cost from unvested awards which will be recognized ratably over the remaining vesting phase is as follows (amounts in thousands):

Years ended December 31st:	Unvested stock options	Unvested restricted stock awards	Total unrecognized compensation expense
2021 (remaining nine months)	49	-	49
2022	20	-	20
2023	4	-	4
2024	-	-	-
	$73	$-	$73

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Stock Option Activity

Stock option activity under our Equity Incentive Plans is summarized as follows (all share and dollar amounts have been adjusted to reflect the 1-for-4 reverse split that occurred in December 2020):

				Weighted avg.
		Weighted avg.	Weighted avg.	remaining
	Number of	exercise price	grant date fair	contractual life	Aggregate
	awards	per share	value per share	(in years)	intrinsic value

Outstanding, December 31, 2020	105,086	$6.25	$6.06	5.38	$814,090
Granted	-	$-	$-	-
Exercised	(17,195)	$2.31	$2.25	1.27
Expired/Forfeited	(1,343)	$7.11	$6.65	-
Outstanding, March 31, 2021	86,548	$7.02	$6.81	5.86	$560,478
Exercisable, March 31, 2021	69,526	$6.93	$6.80	5.30	$456,726
Unvested, March 31, 2021	17,022	$7.40	$7.16	8.11	$103,752

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on March 31, 2021 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on March 31, 2021.

Restricted Stock Activity

Restricted stock activity under our Equity Incentive Plans is summarized as follows (all share and dollar amounts have been adjusted to reflect the 1-for-4 reverse split that occurred in December 2020):

Weighted avg.
	Number of	grant date
	options	fair value
Non-vested restricted shares, December 31, 2020	1,250	$10.20
Granted	-	$-
Vested	(1,250)	$10.20
Forfeited	-	$-
Non-vested restricted shares, March 31, 2021	-	$-

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

The provision or benefit for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three months ended March 31, 2021 we recorded an income tax expense of approximately $11,000, compared to income tax benefit of $80,000 for the same 2020 period. The effective tax rate for the three months ended March 31, 2021 is favorably impacted by the non-taxability of the PPP loan forgiveness income.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 9 - Revenue Recognition

Disaggregation of Revenue

We have identified four material revenue categories in our business: (i) verification and certification service revenue, (ii) product sales, (iii) software license, maintenance and support services revenue and (iv) software-related consulting service revenue.

Revenue attributable to each of our identified revenue categories is disaggregated in the table below (amounts in thousands).

	Three months ended March 31, 2021				Three months ended March 31, 2020
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Revenues:
Verification and certification service revenue	$3,263	$-	$-	$3,263	$2,803	$-	$-	$2,803
Product sales	724	-	-	724	725	-	-	725
Software license, maintenance and support services revenue	-	141	-	141	-	233	(90)	143
Software-related consulting service revenue	-	312	-	312	-	265	(24)	241
Total revenues	$3,987	$453	$-	$4,440	$3,528	$498	$(114)	$3,912

Contract Balances

As of March 31, 2021, and December 31, 2020, accounts receivable from contracts with customers, net of allowance for doubtful accounts, were approximately $1.9 and $2.5 million, respectively.

As of March 31, 2021, and December 31, 2020, deferred revenue from contracts with customers was approximately $1.3 and $1.1 million, respectively. The balance of the contract liabilities at March 31, 2021 and December 31, 2020 are expected to be recognized as revenue within one year or less of the invoice date.

The following table reflects the changes in our contract liabilities during the three month period ended March 31, 2021 (amounts in thousands):

Deferred revenue:
Unearned revenue January 1, 2021	$1,132
Unearned billings	1,604
Revenue recognized	(1,401)
Unearned revenue March 31, 2021	$1,335

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 10 – Leases

The components of lease expense were as follows (amounts in thousands):

	Three months ended
	March 31, 2021	March 31, 2020
Operating lease cost	$116	$116
Finance lease cost
Amortization of assets	2	2
Interest on finance lease obligations	1	1
Total net lease cost	$119	$119

Included in the table above, is $0.1 million for the three months ended March 31, 2021, of operating lease cost for our corporate headquarters. This space is being leased from The Move, LLC. Our CEO and President, each a related party to WFCF, have a 24.3% jointly-held ownership interest in The Move, LLC.

Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	March 31, 2021			December 31, 2020
Operating leases:	Related Party	Other	Total	Related Party	Other	Total
Operating lease ROU assets	$2,709	$217	$2,926	$2,755	$238	$2,993

Current operating lease liabilities	$184	$91	$275	$179	$89	$268
Noncurrent operating lease liabilities	3,032	154	3,186	3,079	178	3,257
Total operating lease liabilities	$3,216	$245	$3,461	$3,258	$267	$3,525

Finance leases:	March 31, 2021	December 31, 2020
Property and equipment, at cost	$67	$67
Accumulated amortization	(33)	(30)
Property and equipment, net	$34	$37

Current obligations of finance leases	$12	$13
Finance leases, net of current obligations	29	31
Total finance lease liabilities	$41	$44

Weighted average remaining lease term (in years):
Operating leases	9.8	10.0
Finance leases	3.6	3.7

Weighted average discount rate:
Operating leases	5.8%	5.8%
Finance leases	12.6%	13.0%

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Supplemental cash flow and other information related to leases was as follows (amounts in thousands):

	Three months ended
	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$114	$111
Operating cash flows from finance leases	$1	$1
Financing cash flows from finance leases	$3	$2

ROU assets obtained in exchange for lease liabilities:
Operating leases	$3,531	$3,507

Maturities of lease liabilities were as follows (amounts in thousands):

Years Ending December 31st,	Operating Leases	Finance Leases
2021 (nine remaining months)	$347	$13
2022	466	15
2023	461	10
2024	407	5
2025	405	5
Thereafter	2,497	-
Total lease payments	4,583	48
Less amount representing interest	(1,122)	(7)
Total lease obligations	3,461	41
Less current portion	(275)	(12)
Long-term lease obligations	$3,186	$29

Note 11 – Commitments and Contingencies

Legal proceedings

From time to time, we may become involved in various legal actions, administrative proceedings and claims in the ordinary course of business. We generally record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable.

Note 12 - Segments

With each acquisition, we assess the need to disclose discrete information related to our operating segments. Because of the similarities of certain of our acquisitions that provide certification and verification services, we aggregate operations into one verification and certification reportable segment. The operating segments included in the aggregated verification and certification segment include IMI Global, WFCFO and Validus. The factors considered in determining this aggregated reporting segment include the economic similarity of the businesses, the nature of services provided, production processes, types of customers and distribution methods.

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

The Company eliminates intercompany transfers between segments for management reporting purposes. The following table shows information for reportable operating segments (amounts in thousands):

	Three months ended March 31, 2021				Three months ended March 31, 2020
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,133	$1,813	$-	$2,946
All other assets, net	17,545	2,891	(3,694)	16,742	15,866	3,711	(4,530)	15,047
Total assets	$19,492	$3,890	$(3,694)	$19,688	$16,999	$5,524	$(4,530)	$17,993

Revenues:
Verification and certification service revenue	$3,263	$-	$-	$3,263	$2,803	$-	$-	$2,803
Product sales	724	-	-	724	725	-	-	725
Software license, maintenance and support services revenue	-	141	-	141	-	233	(90)	143
Software-related consulting service revenue	-	312	-	312	-	265	(24)	241
Total revenues	$3,987	$453	$-	$4,440	$3,528	$498	$(114)	$3,912
Costs of revenues:
Costs of verification and certification services	1,793	-	-	1,793	1,624	-	(90)	1,534
Costs of products	457	-	-	457	502	-	-	502
Costs of software license, maintenance and support services	-	100	-	100	-	146	-	146
Costs of software-related consulting services	-	228	-	228	-	120	-	120
Total costs of revenues	2,250	328	-	2,578	2,126	266	(90)	2,302
Gross profit	1,737	125	-	1,862	1,402	232	(24)	1,610
Depreciation & amortization	151	51	-	202	88	146	-	234
Other operating expenses	1,479	92	-	1,571	1,537	217	(24)	1,730
Segment operating income/(loss)	$107	$(18)	$-	$89	$(223)	$(131)	$-	$(354)
Other items to reconcile segment operating income (loss) to net income/(loss):
Other income	35	-	1,037	1,072	30	3	-	33
Income tax (expense)/benefit	-	-	(11)	(11)	-	-	80	80
Net income/(loss)	$142	$(18)	$1,026	$1,150	$(193)	$(128)	$80	$(241)

Note 13 – Supplemental Cash Flow Information

	Three months ended March 31,
(Amounts in thousands)	2021	2020
Cash paid during the year:
Interest expense	$1	$2
Income taxes	$-	$-

Note 14 – Subsequent Events

The Company has had no material, significant or unusual transactions or events from the financial statement date through the issuance of the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Form 10−K for the fiscal year ended December 31, 2020. The following discussion and analysis includes historical and certain forward−looking information that should be read together with the accompanying consolidated financial statements, related footnotes and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward−looking statements.

Business Overview

Where Food Comes From, Inc. and its subsidiaries (“WFCF,” the “Company,” “our,” “we,” or “us”) is a leading trusted resource for third-party verification of food production practices in North America. The Company supports more than 15,000 farmers, ranchers, vineyards, wineries, processors, retailers, distributors, trade associations, consumer brands and restaurants with a wide variety of value-added services provided through its family of verifiers, including IMI Global, WFCFO, Validus Verification Services, Sterling Solutions, and A Bee Organic. In order to have credibility, product claims such as gluten-free, non-GMO, non-hormone treated, humane handling, and others require verification by an independent third-party such as WFCF. The Company’s principal business is conducting both on-site and desk audits to verify that claims being made about livestock, crops and other food products are accurate.

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

WFCF was founded in 1996 and incorporated in the state of Colorado as a subchapter C corporation in 2006. The Company’s shares of common stock trade on the NASDAQ Capital Market under the stock ticker symbol, “WFCF.”

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

All of our locations have been affected. We have adjusted certain aspects of our operations to protect our employees while avoiding business interruption. As an essential business to the food and agriculture industries, we have maintained standard business operations while under stay at home (and similar) guidelines from various states, by allowing a majority of employees to work remotely until government mandates allow for normal business operations. Employees essential to operations, management and the accounting function remain on-site at our corporate headquarters. Internal controls over financial reporting have not been impacted by employees working remotely. Management is continuously monitoring to ensure controls are effective and properly maintained.

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

Liquidity and Capital Resources

At March 31, 2021, we had cash, cash equivalents and certificates of deposits (classified as short-term and long-term investments) of approximately $5.0 million compared to approximately $4.4 million at December 31, 2020. Our working capital at March 31, 2021 was approximately $4.6 million compared to $4.4 million at December 31, 2020.

Net cash provided by operating activities for the three months ended March 31, 2021 was approximately $1.2 million compared to $0.9 million during the same period in 2020. Net cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock-based compensation expense, forgiveness of Paycheck Protection Program loan, and deferred taxes. Fluctuations are primarily due to operating performance offset by the timing of cash receipts and cash disbursements. The increase in cash provided by operating activities for the periods ending March 31, 2021 and 2020 was primarily driven by a change in accounts receivable, accounts payable and deferred revenue.

Net cash used in investing activities for the three months ended March 31, 2021, was approximately $0.2 million compared to $0.4 million in the 2020 period. Net cash used in the period ending March 31, 2021 was primarily for the further development of internal use software. Net cash used in the March 31, 2020 period was primarily attributable to acquisition of Postelsia Holdings, Ltd for $0.3 million.

Net cash used in financing activities for the three months ended March 31, 2021 was approximately $0.4 million compared to $0.2 million in the 2020 period. Cash used for the period ending March 31, 2021 and March 31, 2020, was primarily due to the repurchase of common shares under the Stock Buyback Plan.

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

Debt Facility

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2022. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due upon maturity. As of March 31, 2021, and December 31, 2020, the effective interest rate was 4.75% and 4.75%, respectively. The LOC is collateralized by all the business assets of Where Food Comes From Organic, Inc. (“WFCFO”). As of March 31, 2021, and December 31, 2020, there were no amounts outstanding under this LOC.

On April 17, 2020, the Company received a $1.0 million loan under the PPP with a maturity date of April 17, 2022 and an annual interest rate of 1.00%. The Company received notification the loan and accrued interest amount was forgiven on March 4, 2021.

Off-Balance Sheet Arrangements

As of March 31, 2021, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Three months ended March 31, 2021 compared to the same period in fiscal year 2020

The following table shows information for reportable operating segments (amounts in thousands):

	Three months ended March 31, 2021				Three months ended March 31, 2020
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,133	$1,813	$-	$2,946
All other assets, net	17,545	2,891	(3,694)	16,742	15,866	3,711	(4,530)	15,047
Total assets	$19,492	$3,890	$(3,694)	$19,688	$16,999	$5,524	$(4,530)	$17,993

Revenues:
Verification and certification service revenue	$3,263	$-	$-	$3,263	$2,803	$-	$-	$2,803
Product sales	724	-	-	724	725	-	-	725
Software license, maintenance and support services revenue	-	141	-	141	-	233	(90)	143
Software-related consulting service revenue	-	312	-	312	-	265	(24)	241
Total revenues	$3,987	$453	$-	$4,440	$3,528	$498	$(114)	$3,912
Costs of revenues:
Costs of verification and certification services	1,793	-	-	1,793	1,624	-	(90)	1,534
Costs of products	457	-	-	457	502	-	-	502
Costs of software license, maintenance and support services	-	100	-	100	-	146	-	146
Costs of software-related consulting services	-	228	-	228	-	120	-	120
Total costs of revenues	2,250	328	-	2,578	2,126	266	(90)	2,302
Gross profit	1,737	125	-	1,862	1,402	232	(24)	1,610
Depreciation & amortization	151	51	-	202	88	146	-	234
Other operating expenses	1,479	92	-	1,571	1,537	217	(24)	1,730
Segment operating income/(loss)	$107	$(18)	$-	$89	$(223)	$(131)	$-	$(354)
Other items to reconcile segment operating income (loss) to net income/(loss):
Other income	35	-	1,037	1,072	30	3	-	33
Income tax (expense)/benefit	-	-	(11)	(11)	-	-	80	80
Net income/(loss)	$142	$(18)	$1,026	$1,150	$(193)	$(128)	$80	$(241)

Verification and Certification Segment

Verification and certification service revenues consist of fees charged for verification audits and other verification and certification related services that the Company performs for customers. Fees earned from our WFCF labeling program are also included in our verification and certification revenues as it represents a value-added extension of our source verification. Verification and certification service revenue for the three months ended March 31, 2021 increased 16.4% compared to 2020, primarily due to increased customer demand for our product offerings.

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. Product sales for the three months ended March 31, 2021 were relatively flat compared to the same period in 2020.

Costs of revenues for our verification and certification segment for the three months ended March 31, 2021 were approximately $1.8 million compared to approximately $1.5 million for the same period in 2020. Gross margin for the three months ended March 31, 2021 was 43.6% compared to 37.2% (including eliminations) in 2020 primarily due to larger revenue base and the three months ended March 31, 2020 revenue base was negatively impacted due to COVID-19. Our margins are generally impacted by various costs such as cost of products, salaries and benefits, insurance, and taxes.

Other operating expenses for the three months ended March 31, 2021 slightly decreased by approximately 3.8% compared to the same three month period in 2020. Depreciation and amortization for the three months ended March 31, 2021 increased 71.6% compared to the same three month period in 2020. The increase in depreciation and amortization is predominately from shifting certain assets and personnel from SureHarvest to WFCF in 2020 to better support the entire Company.

Software Sales and Related Consulting Segment

Software license, maintenance and support services revenue is a revenue stream specific to our acquisitions of SureHarvest and Postelsia. We employ a SaaS revenue model that bundles annual software licenses with ongoing software enhancements and upgrades and a wide range of professional services that generate incremental revenue specific to the food and agricultural industry. For the three months ended March 31, 2021, software license, maintenance and support services revenue was relatively flat compared 2020 (including eliminations).

Software-related consulting service revenue primarily represents fees earned from professional appearances, customer education and training related services. Software-related consulting service revenue for the three months ended March 31, 2021 increased approximately 26.8% compared to the same period in 2020 (including eliminations). The three month increase is due to fluctuations in customer demand for consulting services.

Costs of revenues for our software sales and related consulting segment for the three months ended March 31, 2021 and March 31, 2020 was approximately $0.3 million. Gross margin for the three months ended March 31, 2021 increased to 27.6% compared to 23.7% (including eliminations) for the same period in 2020. The three month increase in gross margin is due to the increase in billable hours of staff focused on software enhancements and upgrades.

Other operating expenses for the three months ended March 31, 2021 decreased approximately 52.3% compared to the same period in 2020 (including eliminations). Depreciation and amortization for the three months ended March 31, 2021 decreased 65.1% compared to the same three month period in 2020. The decrease is predominately due to the decrease in depreciation, amortization and personnel costs from shifting certain assets and personnel from SureHarvest to WFCF in 2020 to better support the entire Company.

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

Dividend Income from Progressive Beef

For the three months ended March 31, 2021 and March 31, 2020, the Company received dividend income of $30,000 from Progressive Beef representing a distribution of their earnings.

Income Tax Expense

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three months ended March 31, 2021, we recorded income tax expense of approximately $11,000 compared to income tax benefit of $80,000 for the same period in 2020. The effective tax rate for the three months ended March 31, 2021 is favorably impacted by the non-taxability of the PPP loan forgiveness income.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the three months ended March 31, 2021 was approximately $1.2 million and $0.19 per basic and diluted common share, respectively, compared to net loss of approximately $0.2 million and ($0.04) per basic and diluted common share for the same period in 2020.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2020 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2021, the Company recognizes the coronavirus pandemic may have an economic impact on the Company, but management does not know and cannot estimate what the financial impact may be. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On September 30, 2019, our Board of Directors approved a new plan to buyback up to ten million additional shares of our common stock from the open market (“Stock Buyback Plan”). Activity for the three months ended March 31, 2021 is as follows:

	Number of Shares (in thousands)	Cost of Shares (in thousands)	Average Cost per Share

Shares purchased - January 2021	10	$144	$14.40
Shares purchased - February 2021	9	130	$14.44
Shares purchased - March 2021	10	137	$13.70
Total	29	$411	$14.17

ITEM 6. EXHIBITS

(a) Exhibits

Number	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 6, 2021	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

	By:	/s/ Dannette Henning
Chief Financial Officer

