Form 10-Q
period 2021-06-30
Where Food Comes From, Inc.
filed 2021-08-05
CIK 1360565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly period ended June 30, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________

Commission File No. 001-40314

WHERE FOOD COMES FROM, INC.

(exact name of registrant as specified in its charter)

Colorado	43-1802805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of July 30, 2021, was 6,115,394.

Where Food Comes From, Inc.

Table of Contents

June 30, 2021

Where Food Comes From, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
	2021	2020
(Amounts in thousands, except per share amounts)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,297	$4,374
Accounts receivable, net of allowance	1,991	2,508
Inventory	885	-
Prepaid expenses and other current assets	486	592
Total current assets	8,659	7,474
Property and equipment, net	1,542	1,616
Operating lease right-of-use assets, net	2,918	3,030
Investment in Progressive Beef	991	991
Intangible and other assets, net	2,766	2,948
Goodwill	2,946	2,946
Deferred tax assets, net	440	443
Total assets	$20,262	$19,448

Liabilities and Equity
Current liabilities:
Accounts payable	$722	$649
Accrued expenses and other current liabilities	1,118	599
Deferred revenue	1,653	1,132
Current portion of long term debt	-	463
Current portion of finance lease obligations	11	13
Current portion of operating lease obligations	297	268
Total current liabilities	3,801	3,124
Long term debt, net of current portion	-	572
Finance lease obligations, net of current portion	26	31
Operating lease obligation, net of current portion	3,127	3,257
Total liabilities	6,954	6,984

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 95,000 shares authorized; 6,475 (2021) and 6,456 (2020) shares issued, and 6,095 (2021) and 6,118 (2020) shares outstanding	6	6
Additional paid-in-capital	11,710	11,612
Treasury stock of 380 (2021) and 338 (2020) shares	(3,308)	(2,702)
Retained earnings	4,900	3,548
Total equity	13,308	12,464
Total liabilities and stockholders’ equity	$20,262	$19,448

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

 Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,
(Amounts in thousands, except per share amounts)	2021	2020
Revenues:
Verification and certification service revenue	$3,695	$3,108
Product sales	964	796
Software and related consulting revenue	482	512
Total revenues	5,141	4,416
Costs of revenues:
Costs of verification and certification services	2,132	1,516
Costs of products	648	501
Costs of software and related consulting	352	299
Total costs of revenues	3,132	2,316
Gross profit	2,009	2,100
Selling, general and administrative expenses	1,727	1,631
Income from operations	282	469
Other income/(expense):
Dividend income from Progressive Beef	30	30
Other income, net	-	2
Loss on foreign currency exchange	(5)	(2)
Interest expense	(1)	(3)
Income before income taxes	306	496
Income tax expense	104	145
Net income	$202	$351

Per share - net income:
Basic	$0.03	$0.06
Diluted	$0.03	$0.06

Weighted average number of common shares outstanding:
Basic	6,100	6,219
Diluted	6,186	6,258

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

 Consolidated Statements of Operations

(Unaudited)

	Six months ended June 30,
(Amounts in thousands, except per share amounts)	2021	2020
Revenues:
Verification and certification service revenue	$6,958	$5,911
Product sales	1,688	1,521
Software and related consulting revenue	935	896
Total revenues	9,581	8,328
Costs of revenues:
Costs of verification and certification services	3,925	3,050
Costs of products	1,105	1,003
Costs of software and related consulting	680	565
Total costs of revenues	5,710	4,618
Gross profit	3,871	3,710
Selling, general and administrative expenses	3,500	3,595
Income from operations	371	115
Other income/(expense):
Dividend income from Progressive Beef	60	60
Other income, net	1	4
Loan forgiveness from Paycheck Protection Program	1,037	-
(Loss)/gain on foreign currency exchange	(7)	1
Gain on sale of assets	9	-
Interest expense	(4)	(5)
Income before income taxes	1,467	175
Income tax expense	115	65
Net income	$1,352	$110

Per share - net income:
Basic	$0.22	$0.02
Diluted	$0.22	$0.02

Weighted average number of common shares outstanding:
Basic	6,151	6,228
Diluted	6,241	6,271

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(Amounts in thousands)	2021	2020
Operating activities:
Net income	$1,352	$110
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	401	478
Gain on sale of assets	(9)	-
Stock-based compensation expense	54	55
Deferred tax expense	3	29
Bad debt expense	40	-
Forgiveness of note payable from Paycheck Protection Program	(1,037)	-
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable	477	745
Short-term investments	-	(3)
Inventory	(885)	-
Prepaid expenses and other assets	106	99
Accounts payable	73	(243)
Accrued expenses and other current liabilities	519	66
Deferred revenue	521	409
Right of use assets and liabilities, net	5	3
Net cash provided by operating activities	1,620	1,748

Investing activities:
Acquisition of Postelsia Holdings, Ltd.	-	(300)
Purchases of property, equipment and software development costs	(128)	(329)
Net cash used in investing activities	(128)	(629)

Financing activities:
Proceeds from long term debt	-	1,030
Repayments of finance lease obligations	(7)	(4)
Proceeds from stock option exercise	44	3
Stock repurchase under Stock Buyback Plan	(606)	(269)
Net cash (used in) / provided by financing activities	(569)	760
Net change in cash	923	1,879
Cash at beginning of period	4,374	2,638
Cash at end of period	$5,297	$4,517

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statement of Equity

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
(Amounts in thousands)	Shares	Amount	Capital	Stock	Earnings	Total
Balance at December 31, 2020	6,118	$6	$11,612	$(2,702)	$3,548	$12,464
Stock-based compensation expense	-	-	25	-	-	25
Stock options exercised	18	-	40	-	-	40
Repurchase of common shares under Stock Buyback Plan	(29)	-	-	(411)	-	(411)
Net income	-	-	-	-	1,150	1,150
Balance at March 31, 2021	6,107	$6	$11,677	$(3,113)	$4,698	$13,268

Stock-based compensation expense	-	-	29	-	-	29
Stock options exercised	1	-	4	-	-	4
Repurchase of common shares under Stock Buyback Plan	(13)	-	-	(195)	-	(195)
Net income	-	-	-	-	202	202
Balance at June 30, 2021	6,095	$6	$11,710	$(3,308)	$4,900	$13,308

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statement of Equity

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
(Amounts in thousands)	Shares	Amount	Capital	Stock	Earnings	Total
Balance at December 31, 2019 (1)	6,245	$6	$11,445	$(1,665)	$2,163	$11,949
Stock-based compensation expense	-	-	31	-	-	31
Repurchase of common shares under Stock Buyback Plan	(21)	-	-	(158)	-	(158)
Net loss	-	-	-	-	(241)	(241)
Balance at March 31, 2020	6,224	$6	$11,476	$(1,823)	$1,922	$11,581

Stock-based compensation expense	-	-	24	-	-	24
Stock options exercised	3	-	3	-	-	3
Repurchase of common shares under Stock Buyback Plan	(16)	-	-	(111)	-	(111)
Net income	-	-	-	-	351	351
Balance at June 30, 2020	6,211	$6	$11,503	$(1,934)	$2,273	$11,848

(1)	The balance at December 31, 2019 has been updated to reflect the impact of the 1-for-4 reverse stock split effective December 1, 2020.

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

We also provide sustainability programs, compliance management and farming information management solutions to drive sustainable value creation. We employ a software-as-a-service (“SaaS”) revenue model that bundles annual software licenses with ongoing software enhancements and upgrades and a wide range of professional services that support our verification business and generate incremental revenue specific to the food and agricultural industry. Finally, the Company’s Where Food Comes From Source Verified® retail and restaurant labeling program utilizes the verification of product attributes to connect consumers directly to the source of the food they purchase through product labeling and web-based information sharing and education.

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

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2020, included in our Form 10-K filed on February 18, 2021. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform to current year presentation. Net income and shareholders’ equity were not affected by these reclassifications. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) Accounting Standards Codification is the sole source of authoritative GAAP other than SEC issued rules and regulations that apply only to SEC registrants. The FASB issues an Accounting Standards Update (ASU) to communicate changes to the codification. The Company considers the applicability and impact of all ASU’s. ASU’s were assessed and determined to be either not applicable or are not expected to have a material impact on the consolidated financial statements.

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

The following is a reconciliation of the share data used in the basic and diluted income / (loss) per share computations (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2021	2020	2021	2020
Basic:
Weighted average shares outstanding	6,100	6,219	6,151	6,228

Diluted:
Weighted average shares outstanding	6,100	6,219	6,151	6,228
Weighted average effects of dilutive securities	86	39	90	43
Total	6,186	6,258	6,241	6,271

Antidilutive securities:	17	70	17	66

The effect of the inclusion of the antidilutive shares would have resulted in an increase in earnings per share. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 3 - Investment in Progressive Beef, LLC

For the three months ended June 30, 2021 and 2020, the Company received dividend income from Progressive Beef of $30,000, respectively, representing a distribution of their earnings. For the six months ended June 30, 2021 and 2020, the Company received dividend income totaling $60,000, respectively. The income is reflected within the “Other income/(expense)” section of the Company’s Consolidated Statement of Income for the three and six months ended June 30, 2021 and 2020.

Note 4 – Intangible and Other Assets

The following table summarizes our intangible and other assets (amounts in thousands, except useful life):

	June 30,	December 31,	Estimated
	2021	2020	Useful Life
Intangible assets subject to amortization:
Tradenames and trademarks	$417	$417	2.5 - 8.0 years
Accreditations	75	85	5.0 years
Customer relationships	3,664	3,664	3.0 - 15.0 years
Patents	970	970	4.0 years
Non-compete agreements	121	121	5.0 years
	5,247	5,257
Less accumulated amortization	2,969	2,795
	2,278	2,462
Tradenames/trademarks (not subject to amortization)	465	465
	2,743	2,927
Other assets	23	21
Intangible and other assets:	$2,766	$2,948

Note 5 – Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities as of (amounts in thousands):

	June 30,	December 31,
	2021	2020

Income and sales taxes payable	$32	$168
Payroll related accruals	709	271
Customer deposits	28	31
Professional fees and other expenses	349	129
	$1,118	$599

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 6 – Notes Payable

Long Term Debt

	June 30,	December 31,
	2021	2020
(In thousands)
Paycheck Protection Program Loan	$-	$1,035
Less current portion of notes payable and other long-term debt	-	(463)
Notes payable and other long-term debt	$-	$572

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

Unison Revolving Line of Credit

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2022. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. As of June 30, 2021 and December 31, 2020, the effective interest rate for both periods was 4.75%. The LOC is collateralized by all the business assets of ICS. As of June 30, 2021, and December 31, 2020, there were no amounts outstanding under this LOC.

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

The amount of stock-based compensation expense is as follows (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Stock options	$29	$23	$53	$53
Restricted stock awards	-	1	1	2
Total	$29	$24	$54	$55

During the three months ended June 30, 2021, the Company awarded stock options to purchase 17,000 shares of the Company’s common stock at an exercise price of $14.77 per share to employees of the Company. No other stock options were awarded during the six months ended June 30, 2021. No stock options were awarded during the three months ended June 30, 2020. During the six months ended June 30, 2020, the Company awarded stock options to purchase 5,000 shares of the Company’s common stock at an exercise price of $7.24 per share to employees of the Company (all share and dollar amounts have been adjusted to reflect the 1-for-4 reverse split that occurred in December 2020).

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The Company estimated the fair value of stock options using the Black-Scholes-Merton option pricing model with the following assumptions (all share amounts have been adjusted to reflect the 1-for-4 reverse split that occurred in December 2020):

	Six months ended June 30,
	2021	2020
Number of options awarded to purchase common shares	17,000	5,000
Risk-free interest rate	0.82%	1.56%
Expected volatility	70.10%	97.3%
Assumed dividend yield	N/A	N/A
Expected life of options from the date of grant	9.8 years	9.8 years

The estimated unrecognized compensation cost from unvested awards which will be recognized ratably over the remaining vesting phase is as follows (amounts in thousands):

Years ended December 31st:	Unvested stock options	Unvested restricted stock awards	Total unrecognized compensation expense
2021 (remaining six months)	$79	$-	$79
2022	98	-	98
2023	40	-	40
2024	11	-	11
	$228	$-	$228

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

Notes to the Consolidated Financial Statements

(Unaudited)

Stock Option Activity

Stock option activity under our Equity Incentive Plans is summarized as follows (all share and dollar amounts have been adjusted to reflect the 1-for-4 reverse split that occurred in December 2020):

				Weighted avg.
		Weighted avg.	Weighted avg.	remaining
	Number of	exercise price	grant date fair	contractual life	Aggregate
	awards	per share	value per share	(in years)	intrinsic value

Outstanding, December 31, 2020	105,086	$6.25	$6.06	5.38	$814,090
Granted	17,000	$14.77	$10.90	10.00
Exercised	(17,763)	$2.30	$2.92	1.74
Expired/Forfeited	(1,988)	$7.17	$6.82	7.28
Outstanding, June 30, 2021	102,335	$8.31	$7.49	6.33	$732,909
Exercisable, June 30, 2021	68,657	$6.93	$6.80	5.04	$586,568
Unvested, June 30, 2021	33,678	$11.12	$8.89	8.95	$146,341

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on June 30, 2021 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on June 30, 2021.

Restricted Stock Activity

Restricted stock activity under our Equity Incentive Plans is summarized as follows (all share and dollar amounts have been adjusted to reflect the 1-for-4 reverse split that occurred in December 2020):

Weighted avg.
	Number of	grant date
	options	fair value
Non-vested restricted shares, December 31, 2020	1,250	$10.20
Granted	-	$-
Vested	(1,250)	$10.20
Forfeited	-	$-
Non-vested restricted shares, June 30, 2021	-	$-

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

The provision or benefit for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three and six months ended June 30, 2021 we recorded an income tax expense of approximately $104,000 and $115,000, respectively, compared to income tax expense of $145,000 and $65,000 for the same 2020 periods. The effective tax rate for the six months ended June 30, 2021 is favorably impacted by the non-taxability of the PPP loan forgiveness income.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 9 - Revenue Recognition

Disaggregation of Revenue

We have identified three material revenue categories in our business: (i) verification and certification service revenue, (ii) product sales, (iii) software and related consulting revenue.

Revenue attributable to each of our identified revenue categories is disaggregated in the table below (amounts in thousands).

	Three months ended June 30, 2021				Three months ended June 30, 2020
	Verification and Certification Segment	Software and Related Consulting Segment	Eliminations and Other	Consolidated	Verification and Certification Segment	Software and Related Consulting Segment	Eliminations and Other	Consolidated
Verification and certification service revenue	$3,695	$-	$-	$3,695	$3,108	$-	$-	$3,108
Product sales	964	-	-	964	796	-	-	796
Software and related consulting revenue	-	482	-	482	-	512	-	512
Total revenues	$4,659	$482	$-	$5,141	$3,904	$512	$-	$4,416

	Six months ended June 30, 2021				Six months ended June 30, 2020
	Verification and Certification Segment	Software and Related Consulting Segment	Eliminations and Other	Consolidated	Verification and Certification Segment	Software and Related Consulting Segment	Eliminations and Other	Consolidated
Verification and certification service revenue	$6,958	$-	$-	$6,958	$5,911	$-	$-	$5,911
Product sales	1,688	-	-	1,688	1,521	-	-	1,521
Software and related consulting revenue	-	935	-	935	-	1,010	(114)	896
Total revenues	$8,646	$935	$-	$9,581	$7,432	$1,010	$(114)	$8,328

Contract Balances

As of June 30, 2021, and December 31, 2020, accounts receivable from contracts with customers, net of allowance for doubtful accounts, were approximately $2.0 and $2.5 million, respectively.

As of June 30, 2021, and December 31, 2020, deferred revenue from contracts with customers was approximately $1.7 and $1.1 million, respectively. The balance of the contract liabilities at June 30, 2021 and December 31, 2020 are expected to be recognized as revenue within one year or less of the invoice date.

The following table reflects the changes in our contract liabilities during the six month period ended June 30, 2021 (amounts in thousands):

Deferred revenue:
Unearned revenue January 1, 2021	$1,132
Unearned billings	2,581
Revenue recognized	(2,060)
Unearned revenue June 30, 2021	$1,653

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 10 – Leases

The components of lease expense were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating lease cost	$116	$116	$233	$232
Finance lease cost
Amortization of assets	3	2	5	4
Interest on finance lease obligations	1	2	2	3
Total net lease cost	$120	$120	$240	$239

Included in the table above, for the three and six months ended June 30, 2021, is $0.1 and $0.2 million, respectively, of operating lease cost for our corporate headquarters. This space is being leased from The Move, LLC. Our CEO and President, each a related party to WFCF, have a 24.3% jointly-held ownership interest in The Move, LLC.

Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	June 30, 2021			December 31, 2020
	Related Party	Other	Total	Related Party	Other	Total
Operating leases:
Operating lease ROU assets	$2,662	$226	$2,888	$2,755	$238	$2,993

Current operating lease liabilities	$190	$107	$297	$179	$89	$268
Noncurrent operating lease liabilities	2,983	144	3,127	3,079	178	3,257
Total operating lease liabilities	$3,173	$251	$3,424	$3,258	$267	$3,525

	June 30, 2021	December 31, 2020
Finance leases:
Property and equipment, at cost	$51	$67
Accumulated amortization	(21)	(30)
Property and equipment, net	$30	$37

Current obligations of finance leases	$11	$13
Finance leases, net of current obligations	26	31
Total finance lease liabilities	$37	$44

Weighted average remaining lease term (in years):
Operating leases	9.5	10.0
Finance leases	3.5	3.7

Weighted average discount rate:
Operating leases	5.8%	5.8%
Finance leases	12.1%	13.0%

Supplemental cash flow and other information related to leases was as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$116	$111	$230	$222
Operating cash flows from finance leases	$1	$2	$2	$3
Financing cash flows from finance leases	$2	$2	$5	$4

ROU assets obtained in exchange for lease liabilities:
Operating leases	$3,057	$3,507	$3,057	$3,507

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Maturities of lease liabilities were as follows (amounts in thousands):

Years Ending December 31st,	Operating Leases	Finance Leases
2021 (six remaining months)	$241	$7
2022	482	15
2023	468	10
2024	407	5
2025	405	5
Thereafter	2,496	-
Total lease payments	4,499	42
Less amount representing interest	(1,075)	(5)
Total lease obligations	3,424	37
Less current portion	(297)	(11)
Long-term lease obligations	$3,127	$26

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

The Company also determined that it has a software and related consulting reportable segment. SureHarvest, which includes Postelsia, is the sole operating segment under the software and related consulting reportable segment. This segment includes software license, maintenance, support and software-related consulting service revenues.

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The Company eliminates intercompany transfers between segments for management reporting purposes. The following table shows information for reportable operating segments (amounts in thousands):

	Three months ended June 30, 2021				Three months ended June 30, 2020
	Verification and Certification Segment	Software and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,133	$1,813	$-	$2,946
All other assets, net	17,327	3,082	(3,093)	17,316	17,463	3,474	(4,604)	16,333
Total assets	$19,274	$4,081	$(3,093)	$20,262	$18,596	$5,287	$(4,604)	$19,279

Revenues:
Verification and certification service revenue	$3,695	$-	$-	$3,695	$3,108	$-	$-	$3,108
Product sales	964	-	-	964	796	-	-	796
Software and related consulting revenue	-	482	-	482	-	512	-	512
Total revenues	$4,659	$482	$-	$5,141	$3,904	$512	$-	$4,416
Costs of revenues:
Costs of verification and certification services	2,132	-	-	2,132	1,516	-	-	1,516
Costs of products	648	-	-	648	501	-	-	501
Costs of software and related consulting	-	352	-	352	-	299	-	299
Total costs of revenues	2,780	352	-	3,132	2,017	299	-	2,316
Gross profit	1,879	130	-	2,009	1,887	213	-	2,100
Depreciation & amortization	148	51	-	199	112	132	-	244
Other operating expenses	1,442	86	-	1,528	1,266	121	-	1,387
Segment operating income/(loss)	$289	$(7)	$-	$282	$509	$(40)	$-	$469
Other items to reconcile segment operating income (loss) to net income/(loss):
Other income	29	(5)	-	24	29	(2)	-	27
Income tax (expense)/benefit	-	(5)	(99)	(104)	-	-	(145)	(145)
Net income/(loss)	$318	$(17)	$(99)	$202	$538	$(42)	$(145)	$351

	Six months ended June 30, 2021				Six months ended June 30, 2020
	Verification and Certification Segment	Software and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,133	$1,813	$-	$2,946
All other assets, net	17,327	3,082	(3,093)	17,316	17,463	3,474	(4,604)	16,333
Total assets	19,274	4,081	(3,093)	20,262	18,596	5,287	(4,604)	19,279

Revenues:
Verification and certification service revenue	$6,958	$-	$-	$6,958	$5,911	$-	$-	$5,911
Product sales	1,688	-	-	1,688	1,521	-	-	1,521
Software and related consulting revenue	-	935	-	935	-	1,010	(114)	896
Total revenues	$8,646	$935	$-	$9,581	$7,432	$1,010	$(114)	$8,328
Costs of revenues:
Costs of verification and certification services	3,925	-	-	3,925	3,140	-	(90)	3,050
Costs of products	1,105	-	-	1,105	1,003	-	-	1,003
Costs of software and related consulting	-	680	-	680	-	565	-	565
Total costs of revenues	5,030	680	-	5,710	4,143	565	(90)	4,618
Gross profit	3,616	255	-	3,871	3,289	445	(24)	3,710
Depreciation & amortization	300	101	-	401	200	278	-	478
Other operating expenses	2,920	179	-	3,099	2,803	338	(24)	3,117
Segment operating income/(loss)	$396	$(25)	$-	$371	$286	$(171)	$-	$115
Other items to reconcile segment operating income (loss) to net income/(loss):
Other income	66	(7)	1,037	1,096	59	1	-	60
Income tax (expense)/benefit	-	(5)	(110)	(115)	-	-	(65)	(65)
Net income/(loss)	$462	$(37)	$927	$1,352	$345	$(170)	$(65)	$110

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 13 – Supplemental Cash Flow Information

	Six months ended June 30,
(Amounts in thousands)	2021	2020
Cash paid during the year:
Interest expense	$1	$5
Income taxes	$345	$10

Note 14 – Subsequent Events

Where Food Comes From, Inc. announced on July 1, 2021, its Board of Directors declared a special cash dividend totaling $0.15 per common share. This one-time special dividend will be paid to stockholders of record as of the close of business on July 27, 2021, with a payment date of August 16, 2021.

The Company has had no other material, significant or unusual transactions or events from the financial statement date through the issuance of the financial statements.

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

Through our more recent acquisitions, including SureHarvest Services LLC; Sow Organic, LLC; and Postelsia Holdings, Ltd. (“Postelsia”), we provide sustainability programs, compliance management and farming information management solutions to drive sustainable value creation. We employ a software-as-a-service (“SaaS”) revenue model that bundles annual software licenses with ongoing software enhancements and upgrades and a wide range of professional services that support our verification business and generate incremental revenue specific to the food and agricultural industry.

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

Liquidity and Capital Resources

At June 30, 2021, we had cash, cash equivalents of approximately $5.3 million compared to approximately $4.4 million at December 31, 2020. Our working capital at June 30, 2021 was approximately $4.9 million compared to $4.4 million at December 31, 2020.

Net cash provided by operating activities for the six months ended June 30, 2021 was approximately $1.6 million compared to $1.7 million during the same period in 2020. Net cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock-based compensation expense, forgiveness of Paycheck Protection Program loan, and deferred taxes. Fluctuations are primarily due to operating performance offset by the timing of cash receipts and cash disbursements. The increase in cash provided by operating activities for the periods ending June 30, 2021 and 2020 was primarily driven by a change in accounts receivable, accounts payable, inventory and deferred revenue.

Net cash used in investing activities for the six months ended June 30, 2021, was approximately $0.1 million compared to $0.6 million in the 2020 period. Net cash used in the period ending June 30, 2021 was primarily for the purchase of a vehicle and equipment. Net cash used in the June 30, 2020 period was attributable to the acquisition of Postelsia Holdings, Ltd for $0.3 million and investment in software of $0.3 million.

Net cash used in financing activities for the six months ended June 30, 2021 was approximately $0.6 million compared to net cash provided by financing activities of $0.8 million in the 2020 period. Cash used for the period ending June 30, 2021, was primarily due to the repurchase of common shares under the Stock Buyback Plan. Cash provided for the period ending June 30, 2020, was primarily from proceeds from the PPP loan of $1.0 million, offset by $0.3 million for the repurchase of common shares under the Stock Buyback Plan.

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

Debt Facility

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2022. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due upon maturity. As of June 30, 2021, and December 31, 2020, the effective interest rate was 4.75%, respectively. The LOC is collateralized by all the business assets of Where Food Comes From Organic, Inc. (“WFCFO”). As of June 30, 2021, and December 31, 2020, there were no amounts outstanding under this LOC.

On April 17, 2020, the Company received a $1.0 million loan under the PPP with a maturity date of April 17, 2022 and an annual interest rate of 1.00%. The Company received notification the loan and accrued interest amount was forgiven on March 4, 2021.

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2021 compared to the same periods in fiscal year 2020

The following table shows information for reportable operating segments (amounts in thousands):

	Three months ended June 30, 2021				Three months ended June 30, 2020
	Verification and Certification Segment	Software and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,133	$1,813	$-	$2,946
All other assets, net	17,327	3,082	(3,093)	17,316	17,463	3,474	(4,604)	16,333
Total assets	$19,274	$4,081	$(3,093)	$20,262	$18,596	$5,287	$(4,604)	$19,279

Revenues:
Verification and certification service revenue	$3,695	$-	$-	$3,695	$3,108	$-	$-	$3,108
Product sales	964	-	-	964	796	-	-	796
Software and related consulting revenue	-	482	-	482	-	512	-	512
Total revenues	$4,659	$482	$-	$5,141	$3,904	$512	$-	$4,416
Costs of revenues:
Costs of verification and certification services	2,132	-	-	2,132	1,516	-	-	1,516
Costs of products	648	-	-	648	501	-	-	501
Costs of software and related consulting	-	352	-	352	-	299	-	299
Total costs of revenues	2,780	352	-	3,132	2,017	299	-	2,316
Gross profit	1,879	130	-	2,009	1,887	213	-	2,100
Depreciation & amortization	148	51	-	199	112	132	-	244
Other operating expenses	1,442	86	-	1,528	1,266	121	-	1,387
Segment operating income/(loss)	$289	$(7)	$-	$282	$509	$(40)	$-	$469
Other items to reconcile segment operating income (loss) to net income/(loss):
Other income	29	(5)	-	24	29	(2)	-	27
Income tax (expense)/benefit	-	(5)	(99)	(104)	-	-	(145)	(145)
Net income/(loss)	$318	$(17)	$(99)	$202	$538	$(42)	$(145)	$351

	Six months ended June 30, 2021				Six months ended June 30, 2020
	Verification and Certification Segment	Software and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,133	$1,813	$-	$2,946
All other assets, net	17,327	3,082	(3,093)	17,316	17,463	3,474	(4,604)	16,333
Total assets	19,274	4,081	(3,093)	20,262	18,596	5,287	(4,604)	19,279

Revenues:
Verification and certification service revenue	$6,958	$-	$-	$6,958	$5,911	$-	$-	$5,911
Product sales	1,688	-	-	1,688	1,521	-	-	1,521
Software and related consulting revenue	-	935	-	935	-	1,010	(114)	896
Total revenues	$8,646	$935	$-	$9,581	$7,432	$1,010	$(114)	$8,328
Costs of revenues:
Costs of verification and certification services	3,925	-	-	3,925	3,140	-	(90)	3,050
Costs of products	1,105	-	-	1,105	1,003	-	-	1,003
Costs of software and related consulting	-	680	-	680	-	565	-	565
Total costs of revenues	5,030	680	-	5,710	4,143	565	(90)	4,618
Gross profit	3,616	255	-	3,871	3,289	445	(24)	3,710
Depreciation & amortization	300	101	-	401	200	278	-	478
Other operating expenses	2,920	179	-	3,099	2,803	338	(24)	3,117
Segment operating income/(loss)	$396	$(25)	$-	$371	$286	$(171)	$-	$115
Other items to reconcile segment operating income (loss) to net income/(loss):
Other income	66	(7)	1,037	1,096	59	1	-	60
Income tax (expense)/benefit	-	(5)	(110)	(115)	-	-	(65)	(65)
Net income/(loss)	$462	$(37)	$927	$1,352	$345	$(170)	$(65)	$110

Verification and Certification Segment

Verification and certification service revenues consist of fees charged for verification audits and other verification and certification related services that the Company performs for customers. Fees earned from our WFCF labeling program are also included in our verification and certification revenues as it represents a value-added extension of our source verification. Verification and certification service revenue for the three and six months ended June 30, 2021 increased 18.9% and 17.7%, respectively, compared to 2020, primarily due to increased customer demand for our product offerings.

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. Product sales for the three and six months ended June 30, 2021 increased 21.1% and 11.0%, respectively. Overall, our product sales have increased primarily in response to the requirement for source and age verification using an identification tag at birth for cattle.

Costs of revenues for our verification and certification segment for the three and six months ended June 30, 2021 were approximately $2.8 million and $5.0 million, respectively, compared to approximately $2.0 million and $4.1 million (including eliminations), respectively, for the same periods in 2020. Gross margin for the three and six months ended June 30, 2021 decreased to 40.3% and 41.9%, respectively, compared to 48.3% and 43.0% (including eliminations), respectively, in 2020 primarily due to change in product mix of our offerings which included new customers, new offerings, returned demand for audits that were delayed in 2020 due to COVID-19 social distancing measures and additional compensation expense incurred to support the increased activity. Our margins are generally impacted by various costs such as cost of products, salaries and benefits, insurance, and taxes.

Other operating expenses for the three and six months ended June 30, 2021 increased by approximately 13.9% and 5.0%, respectively, compared to the same three and six month periods in 2020 due to increased travel, discretionary compensation expense and public listing costs not incurred during the same periods in 2020. Depreciation and amortization for the three and six months ended June 30, 2021 increased 32.1% and 50.0%, respectively, compared to the same three and six month periods in 2020. The increase in depreciation and amortization is predominately from shifting certain assets and personnel from SureHarvest to WFCF in 2020 to better support the entire Company.

Software and Related Consulting Segment

Software and related consulting revenue is a revenue stream specific to our acquisitions of SureHarvest and Postelsia. We employ a SaaS revenue model that bundles annual software licenses with ongoing software enhancements and upgrades and a wide range of professional services, such as professional appearances, customer education and training, that support our verification business and generate incremental revenue specific to the food and agricultural industry. For the three and six months ended June 30, 2021, software and related consulting revenue was relatively flat compared to 2020 (including eliminations).

Costs of revenues for our software and related consulting segment for the three and six months ended June 30, 2021 and June 30, 2020 was approximately $0.4 and $0.7 million, respectively. Gross margin for the three and six months ended June 30, 2021 decreased to 27.0% and 27.3%, respectively, compared to 41.6% and 49.7% (including eliminations) for the same period in 2020. The three and six month decrease in gross margin is due primarily to increased cost of labor to support our enhancements to our customer’s technology.

Other operating expenses for the three and six months ended June 30, 2021 decreased approximately 28.9% and 47.0%, respectively, compared to the same period in 2020 (including eliminations). Depreciation and amortization for the three and six months ended June 30, 2021 decreased 61.4% and 63.7%, respectively, compared to the same three and six month periods in 2020. The decrease is predominately due to the decrease in depreciation, amortization and personnel costs from shifting certain assets and personnel from SureHarvest to WFCF in 2020 to better support the entire Company.

As with all of our acquisitions, we continue to identify synergies and implement best practices. We focus our efforts to create value in various ways such as improving the performance of our acquired businesses, removing excess capacity, creating market access for products, acquiring skills and technologies more quickly or at a lower cost than we can build in-house, exploiting our industry-specific scalability and bundling opportunities, and picking winners early and helping them develop their businesses. Achieving any or all of these strategies take time to implement. With our more recent acquisition in the software and related consulting segment, we now believe it is far more beneficial to the long term growth of the company to maintain our own proprietary software. We are less focused on licensing the software to others and are able to use our knowledge and expertise, based on the data we own, to make us more competitive in the verification market. Accordingly, we believe that our software and related consulting segment should viewed as an ancillary activity to our overall business.

Dividend Income from Progressive Beef

For the three and six months ended June 30, 2021 and 2020, the Company received dividend income of $30,000 and $60,000, respectively, from Progressive Beef representing a distribution of their earnings.

Income Tax Expense

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three and six months ended June 30, 2021, we recorded income tax expense of approximately $104,000 and $115,000, respectively, compared to income tax expense of $145,000 and $65,000, respectively, for the same periods in 2020. The effective tax rate for the six months ended June 30, 2021 is favorably impacted by the non-taxability of the PPP loan forgiveness income.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the three and six months ended June 30, 2021 was approximately $0.2 million and $1.4 million, respectively, and $0.03 and $0.22, respectively, per basic and diluted common share, respectively, compared to net income of approximately $0.4 million and $0.1 million, respectively, or $0.06 and $0.02 per basic and diluted common share for the same periods in 2020.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2020 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2021, the Company recognizes the coronavirus pandemic may have an economic impact on the Company, but management does not know and cannot estimate what the financial impact may be. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On September 30, 2019, our Board of Directors approved a new plan to buyback up to ten million additional shares of our common stock from the open market (“Stock Buyback Plan”). Activity for the three months ended June 30, 2021 is as follows:

	Number of Shares (in thousands)	Cost of Shares (in thousands)	Average Cost per Share

Shares purchased - April 2021	6	$87	$14.56
Shares purchased - May 2021	3	48	$14.27
Shares purchased - June 2021	4	60	$15.00
Total	13	$195	$15.00

ITEM 6. EXHIBITS

(a) Exhibits

Number	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2021	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

By:	/s/ Dannette Henning
Chief Financial Officer

