Form 10-Q
period 2021-09-30
Where Food Comes From, Inc.
filed 2021-11-04
CIK 1360565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2021

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of October 29, 2021, was 6,109,844.

Where Food Comes From, Inc.

Table of Contents

September 30, 2021

Where Food Comes From, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
(Amounts in thousands, except per share amounts)	2021	2020
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$5,642	$4,374
Accounts receivable, net of allowance	2,328	2,508
Inventory	870	-
Prepaid expenses and other current assets	284	592
Total current assets	9,124	7,474
Property and equipment, net	1,484	1,616
Operating lease right-of-use assets, net	2,844	3,030
Investment in Progressive Beef	991	991
Intangible and other assets, net	2,675	2,948
Goodwill	2,946	2,946
Deferred tax assets, net	451	443
Total assets	$20,515	$19,448

Liabilities and Equity
Current liabilities:
Accounts payable	$896	$649
Accrued expenses and other current liabilities	1,346	599
Deferred revenue	1,564	1,132
Current portion of long term debt	-	463
Current portion of finance lease obligations	12	13
Current portion of operating lease obligations	302	268
Total current liabilities	4,120	3,124
Long term debt, net of current portion	-	572
Finance lease obligations, net of current portion	22	31
Operating lease obligation, net of current portion	3,050	3,257
Total liabilities	7,192	6,984

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 95,000 shares authorized; 6,485 (2021) and 6,456 (2020) shares issued, and 6,097 (2021) and 6,118 (2020) shares outstanding	6	6
Additional paid-in-capital	11,879	11,612
Treasury stock of 389 (2021) and 338 (2020) shares	(3,415)	(2,702)
Retained earnings	4,853	3,548
Total equity	13,323	12,464
Total liabilities and stockholders’ equity	$20,515	$19,448

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,
(Amounts in thousands, except per share amounts)	2021	2020
Revenues:
Verification and certification service revenue	$4,701	$4,307
Product sales	1,383	1,362
Software and related consulting revenue	461	528
Total revenues	6,545	6,197
Costs of revenues:
Costs of verification and certification services	2,438	2,233
Costs of products	864	866
Costs of software and related consulting	315	336
Total costs of revenues	3,617	3,435
Gross profit	2,928	2,762
Selling, general and administrative expenses	1,790	1,806
Income from operations	1,138	956
Other income/(expense):
Dividend income from Progressive Beef	30	30
Gain on sale of assets	-	19
Other income, net	-	2
Loss on foreign currency exchange	(2)	(2)
Interest expense	(1)	(4)
Income before income taxes	1,165	1,001
Income tax expense	298	271
Net income	$867	$730

Per share - net income:
Basic	$0.14	$0.12
Diluted	$0.14	$0.12

Weighted average number of common shares outstanding:
Basic	6,094	6,187
Diluted	6,157	6,224

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Operations

(Unaudited)

	Nine months ended September 30,
(Amounts in thousands, except per share amounts)	2021	2020
Revenues:
Verification and certification service revenue	$11,659	$10,218
Product sales	3,071	2,883
Software and related consulting revenue	1,396	1,424
Total revenues	16,126	14,525
Costs of revenues:
Costs of verification and certification services	6,363	5,283
Costs of products	1,969	1,869
Costs of software and related consulting	995	901
Total costs of revenues	9,327	8,053
Gross profit	6,799	6,472
Selling, general and administrative expenses	5,290	5,401
Income from operations	1,509	1,071
Other income/(expense):
Dividend income from Progressive Beef	90	90
Other income, net	1	6
Loan forgiveness from Paycheck Protection Program	1,037	-
(Loss)/gain on foreign currency exchange	(9)	(1)
Gain on sale of assets	9	19
Interest expense	(5)	(9)
Income before income taxes	2,632	1,176
Income tax expense	413	336
Net income	$2,219	$840

Per share - net income:
Basic	$0.36	$0.14
Diluted	$0.36	$0.13

Weighted average number of common shares outstanding:
Basic	6,146	6,215
Diluted	6,207	6,254

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(Amounts in thousands)	2021	2020

Operating activities:
Net income	$2,219	$840
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	601	736
Gain on sale of assets	(9)	(19)
Stock-based compensation expense	222	80
Deferred tax expense	(8)	28
Bad debt expense	45	49
Forgiveness of note payable from Paycheck Protection Program	(1,037)	-
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable	135	(57)
Short-term investments	-	(4)
Inventory	(870)	-
Prepaid expenses and other assets	308	(267)
Accounts payable	247	(70)
Accrued expenses and other current liabilities	747	505
Deferred revenue	429	351
Right of use assets and liabilities, net	4	4
Net cash provided by operating activities	3,033	2,176

Investing activities:
Acquisition of Postelsia Holdings, Ltd.	-	(300)
Proceeds from sale of assets	-	34
Purchases of property, equipment and software development costs	(176)	(416)
Net cash used in investing activities	(176)	(682)

Financing activities:
Proceeds from long term debt	-	1,030
Repayments of finance lease obligations	(7)	(6)
Proceeds from stock option exercise	45	3
Dividends paid to shareholders	(914)	-
Stock repurchase under Stock Buyback Plan	(713)	(534)
Net cash (used in) / provided by financing activities	(1,589)	493
Net change in cash	1,268	1,987
Cash at beginning of period	4,374	2,638
Cash at end of period	$5,642	$4,625

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statement of Equity

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
(Amounts in thousands)	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2020	6,118	$6	$11,612	$(2,702)	$3,548	$12,464
Stock-based compensation expense	-	-	25	-	-	25
Stock options exercised	18	-	40	-	-	40
Repurchase of common shares under Stock Buyback Plan	(29)	-	-	(411)	-	(411)
Net income	-	-	-	-	1,150	1,150
Balance at March 31, 2021	6,107	$6	$11,677	$(3,113)	$4,698	$13,268

Stock-based compensation expense	-	-	29	-	-	29
Stock options exercised	1	-	4	-	-	4
Repurchase of common shares under Stock Buyback Plan	(13)	-	-	(195)	-	(195)
Net income	-	-	-	-	202	202
Balance at June 30, 2021	6,095	$6	$11,710	$(3,308)	$4,900	$13,308

Stock-based compensation expense	10	-	168	-	-	168
Stock options exercised	-	-	1	-	-	1
Repurchase of common shares under Stock Buyback Plan	(8)	-	-	(107)	-	(107)
Dividends paid	-	-	-	-	(914)	(914)
Net income	-	-	-	-	867	867
Balance at September 30, 2021	6,097	$6	$11,879	$(3,415)	$4,853	$13,323

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statement of Equity

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
(Amounts in thousands)	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2019 (1)	6,245	$6	$11,445	$(1,665)	$2,163	$11,949
Stock-based compensation expense	-	-	31	-	-	31
Repurchase of common shares under Stock Buyback Plan	(21)	-	-	(158)	-	(158)
Net loss	-	-	-	-	(241)	(241)
Balance at March 31, 2020	6,224	$6	$11,476	$(1,823)	$1,922	$11,581

Stock-based compensation expense	-	-	24	-	-	24
Stock options exercised	3	-	3	-	-	3
Repurchase of common shares under Stock Buyback Plan	(16)	-	-	(111)	-	(111)
Net income	-	-	-	-	351	351
Balance at June 30, 2020	6,211	$6	$11,503	$(1,934)	$2,273	$11,848

Stock-based compensation expense	-	-	25	-	-	25
Repurchase of common shares under Stock Buyback Plan	(41)	-	-	(265)	-	(265)
Net income attributable to Where Food Comes From, Inc.	-	-	-	-	730	730
Balance at September 30, 2020	6,170	$6	$11,528	$(2,199)	$3,003	$12,338

(1)	The balance at December 31, 2019 has been updated to reflect the impact of the 1-for-4 reverse stock split effective December 1, 2020.

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

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2020, included in our Form 10-K filed on February 18, 2021. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform to current year presentation. Net income and shareholders’ equity were not affected by these reclassifications. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

The following is a reconciliation of the share data used in the basic and diluted income / (loss) per share computations (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2021	2020	2021	2020
Basic:
Weighted average shares outstanding	6,094	6,187	6,146	6,215

Diluted:
Weighted average shares outstanding	6,094	6,187	6,146	6,215
Weighted average effects of dilutive securities	63	37	61	39
Total	6,157	6,224	6,207	6,254

Antidilutive securities:	17	72	17	72

Note 3 - Investment in Progressive Beef, LLC

For the three months ended September 30, 2021 and 2020, the Company received dividend income from Progressive Beef of $30,000, respectively, representing a distribution of their earnings. For the nine months ended September 30, 2021 and 2020, the Company received dividend income totaling $90,000, respectively. The income is reflected within the “Other income/(expense)” section of the Company’s Consolidated Statement of Income for the three and nine months ended September 30, 2021 and 2020.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 4 – Intangible and Other Assets

The following table summarizes our intangible and other assets (amounts in thousands, except useful life):

	September 30,	December 31,	Estimated
	2021	2020	Useful Life
Intangible assets subject to amortization:
Tradenames and trademarks	$417	$417	2.5 - 8.0 years
Accreditations	75	85	5.0 years
Customer relationships	3,664	3,664	3.0 - 15.0 years
Patents	970	970	4.0 years
Non-compete agreements	121	121	5.0 years
	5,247	5,257
Less accumulated amortization	3,062	2,795
	2,185	2,462
Tradenames/trademarks (not subject to amortization)	465	465
	2,650	2,927
Other assets	25	21
Intangible and other assets:	$2,675	$2,948

Note 5 – Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities as of (amounts in thousands):

	September 30,	December 31,
	2021	2020

Income and sales taxes payable	$155	$168
Payroll related accruals	925	271
Customer deposits	101	31
Professional fees and other expenses	165	129
	$1,346	$599

Note 6 – Notes Payable

Long Term Debt

	September 30,	December 31,
	2021	2020
(In thousands)
Paycheck Protection Program Loan	$-	$1,035
Less current portion of notes payable and other long-term debt	-	(463)
Notes payable and other long-term debt	$-	$572

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

Unison Revolving Line of Credit

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2022. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. As of September 30, 2021 and December 31, 2020, the effective interest rate for both periods was 4.75%. The LOC is collateralized by all the business assets of ICS. As of September 30, 2021, and December 31, 2020, there were no amounts outstanding under this LOC.

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

The amount of stock-based compensation expense is as follows (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Stock options	$42	$24	$96	$77
Stock awards	126	1	126	3
Total	$168	$25	$222	$80

During the three months ended September 30, 2021, no stock options were awarded. During the nine months ended September 30, 2021, the Company awarded stock options to purchase 17,000 shares of the Company’s common stock at an exercise price of $14.77 to employees of the Company.

During the three months ended September 30, 2021, the Company awarded 10,000 shares of the Company’s common stock at a fair market value price of $12.62 per share to an employee of the Company. No additional shares were awarded during the nine months ended September 30, 2021.

During the three months ended September 30, 2020, the Company awarded stock options to purchase 2,000 shares of the Company’s common stock at an exercise price of $7.20 per share to the members of the Company’s Board of Directors. During the nine months ended September 30, 2020, the Company awarded stock options to purchase 7,000 shares of the Company’s common stock at an exercise price of $7.20 to $8.20 per share to employees of the Company (all share and dollar amounts have been adjusted to reflect the 1-for-4 reverse split that occurred in December 2020).

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The Company estimated the fair value of stock options using the Black-Scholes-Merton option pricing model with the following assumptions (all share amounts have been adjusted to reflect the 1-for-4 reverse split that occurred in December 2020):

	Nine months ended September 30,
	2021	2020
Number of options awarded to purchase common shares	17,000	7,000
Risk-free interest rate	0.82%	1.19%
Expected volatility	70.06%	94.7%
Assumed dividend yield	N/A	N/A
Expected life of options from the date of grant	9.8 years	9.8 years

The estimated unrecognized compensation cost from unvested awards which will be recognized ratably over the remaining vesting phase is as follows (amounts in thousands):

Years ended December 31st:	Total unrecognized compensation expense
2021 (remaining three months)	$37
2022	98
2023	40
2024	11
$186

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

Notes to the Consolidated Financial Statements

(Unaudited)

Stock Option Activity

Stock option activity under our Equity Incentive Plans is summarized as follows (all share and dollar amounts have been adjusted to reflect the 1-for-4 reverse split that occurred in December 2020):

				Weighted avg.
		Weighted avg.	Weighted avg.	remaining
	Number of	exercise price	grant date fair	contractual life	Aggregate
	awards	per share	value per share	(in years)	intrinsic value

Outstanding, December 31, 2020	105,086	$6.25	$6.06	5.38	$814,090
Granted	17,000	$14.77	$10.90	10.00
Exercised	(18,045)	$2.54	$13.39	1.40
Expired/Forfeited	(2,556)	$7.18	$6.88	6.98
Outstanding, September 30, 2021	101,485	$8.31	$7.49	6.07	$547,544
Exercisable, September 30, 2021	73,513	$6.95	$6.81	4.95	$481,516
Unvested, September 30, 2021	27,972	$11.91	$9.29	9.00	$66,028

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on September 30, 2021 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on September 30, 2021.

Restricted Stock Activity

Restricted stock activity under our Equity Incentive Plans is summarized as follows (all share and dollar amounts have been adjusted to reflect the 1-for-4 reverse split that occurred in December 2020):

Weighted avg.
	Number of	grant date
	options	fair value
Non-vested restricted shares, December 31, 2020	1,250	$10.20
Granted	-	$-
Vested	(1,250)	$10.20
Forfeited	-	$-
Non-vested restricted shares, September 30, 2021	-	$-

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

The provision or benefit for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three and nine months ended September 30, 2021 we recorded an income tax expense of approximately $298,000 and $413,000, respectively, compared to income tax expense of $271,000 and $336,000 for the same 2020 periods. The effective tax rate for the nine months ended September 30, 2021 is favorably impacted by the non-taxability of the PPP loan forgiveness income.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 9 - Revenue Recognition

Disaggregation of Revenue

We have identified three material revenue categories in our business: (i) verification and certification service revenue, (ii) product sales, (iii) software and related consulting revenue.

Revenue attributable to each of our identified revenue categories is disaggregated in the table below (amounts in thousands).

	Three months ended September 30, 2021				Three months ended September 30, 2020
	Verification and Certification Segment	Software and Related Consulting Segment	Eliminations and Other	Consolidated	Verification and Certification Segment	Software and Related Consulting Segment	Eliminations and Other	Consolidated
Verification and certification service revenue	$4,701	$-	$-	$4,701	$4,307	$-	$-	$4,307
Product sales	1,383	-	-	1,383	1,362	-	-	1,362
Software and related consulting revenue	-	461	-	461	-	528	-	528
Total revenues	$6,084	$461	$-	$6,545	$5,669	$528	$-	$6,197

	Nine months ended September 30, 2021				Nine months ended September 30, 2020
	Verification and Certification Segment	Software and Related Consulting Segment	Eliminations and Other	Consolidated	Verification and Certification Segment	Software and Related Consulting Segment	Eliminations and Other	Consolidated
Verification and certification service revenue	$11,659	$-	$-	$11,659	$10,218	$-	$-	$10,218
Product sales	3,071	-	-	3,071	2,883	-	-	2,883
Software and related consulting revenue	-	1,396	-	1,396	-	1,538	(114)	1,424
Total revenues	$14,730	$1,396	$-	$16,126	$13,101	$1,538	$(114)	$14,525

Contract Balances

As of September 30, 2021, and December 31, 2020, accounts receivable from contracts with customers, net of allowance for doubtful accounts, were approximately $2.3 and $2.5 million, respectively.

As of September 30, 2021, and December 31, 2020, deferred revenue from contracts with customers was approximately $1.6 and $1.1 million, respectively. The balance of the contract liabilities at September 30, 2021 and December 31, 2020 are expected to be recognized as revenue within one year or less of the invoice date.

The following table reflects the changes in our contract liabilities during the nine month period ended September 30, 2021

(amounts in thousands):

Deferred revenue:
Unearned revenue January 1, 2021	$1,132
Unearned billings	3,320
Revenue recognized	(2,888)
Unearned revenue September 30, 2021	$1,564

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 10 – Leases

The components of lease expense were as follows (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating lease cost	$121	$116	$353	$348
Finance lease cost
Amortization of assets	2	2	7	6
Interest on finance lease obligations	1	1	3	4
Total net lease cost	$124	$119	$363	$358

Included in the table above, for the three and nine months ended September 30, 2021, is $0.1 and $0.3 million, respectively, of operating lease cost for our corporate headquarters. This space is being leased from The Move, LLC. Our CEO and President, each a related party to WFCF, have a 24.3% jointly-held ownership interest in The Move, LLC.

Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	September 30, 2021			December 31, 2020
	Related Party	Other	Total	Related Party	Other	Total
Operating leases:
Operating lease ROU assets	$2,615	$201	$2,816	$2,755	$238	$2,993

Current operating lease liabilities	$195	$107	$302	$179	$89	$268
Noncurrent operating lease liabilities	2,932	118	3,050	3,079	178	3,257
Total operating lease liabilities	$3,127	$225	$3,352	$3,258	$267	$3,525

	September 30, 2021	December 31, 2020
Finance leases:
Property and equipment, at cost	$51	$67
Accumulated amortization	(23)	(30)
Property and equipment, net	$28	$37

Current obligations of finance leases	$12	$13
Finance leases, net of current obligations	22	31
Total finance lease liabilities	$34	$44

Weighted average remaining lease term (in years):
Operating leases	9.4	10.0
Finance leases	3.3	3.7

Weighted average discount rate:
Operating leases	5.8%	5.8%
Finance leases	11.9%	13.0%

Supplemental cash flow and other information related to leases was as follows (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$120	$113	$350	$335
Operating cash flows from finance leases	$1	$1	$3	$4
Financing cash flows from finance leases	$2	$2	$7	$6

ROU assets obtained in exchange for lease liabilities:
Operating leases	$3,057	$3,507	$3,057	$3,507

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Maturities of lease liabilities were as follows (amounts in thousands):

Years Ending December 31st,	Operating Leases	Finance Leases
2021 (three remaining months)	$121	$4
2022	481	15
2023	468	10
2024	407	5
2025	405	5
Thereafter	2,496	-
Total lease payments	4,378	39
Less amount representing interest	(1,026)	(5)
Total lease obligations	3,352	34
Less current portion	(302)	(12)
Long-term lease obligations	$3,050	$22

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The Company eliminates intercompany transfers between segments for management reporting purposes. The following table shows information for reportable operating segments (amounts in thousands):

	Three months ended September 30, 2021				Three months ended September 30, 2020
	Verification and Certification Segment	Software and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$2,946	$-	$-	$2,946
All other assets, net	17,036	3,311	(2,778)	17,569	16,548	5,379	(4,612)	17,315
Total assets	$18,983	$4,310	$(2,778)	$20,515	$19,494	$5,379	$(4,612)	$20,261

Revenues:
Verification and certification service revenue	$4,701	$-	$-	$4,701	$4,307	$-	$-	$4,307
Product sales	1,383	-	-	1,383	1,362	-	-	1,362
Software and related consulting revenue	-	461	-	461	-	528	-	528
Total revenues	$6,084	$461	$-	$6,545	$5,669	$528	$-	$6,197
Costs of revenues:
Costs of verification and certification services	2,438	-	-	2,438	2,233	-	-	2,233
Costs of products	864	-	-	864	866	-	-	866
Costs of software and related consulting	-	315	-	315	-	336	-	336
Total costs of revenues	3,302	315	-	3,617	3,099	336	-	3,435
Gross profit	2,782	146	-	2,928	2,570	192	-	2,762
Depreciation & amortization	149	51	-	200	112	145	-	257
Other operating expenses	1,542	48	-	1,590	1,404	145	-	1,549
Segment operating income/(loss)	$1,091	$47	$-	$1,138	$1,054	$(98)	$-	$956
Other items to reconcile segment operating income/(loss) to net income/(loss):
Other income/(expense)	29	(2)	-	27	47	(2)	-	45
Income tax expense	-	-	(298)	(298)	-	(8)	(263)	(271)
Net income/(loss)	$1,120	$45	$(298)	$867	$1,101	$(108)	$(263)	$730

	Nine months ended September 30, 2021				Nine months ended September 30, 2020
	Verification and Certification Segment	Software and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$2,946	$-	$-	$2,946
All other assets, net	17,036	3,311	(2,778)	17,569	16,548	5,379	(4,612)	17,315
Total assets	18,983	4,310	(2,778)	20,515	19,494	5,379	(4,612)	20,261

Revenues:
Verification and certification service revenue	$11,659	$-	$-	$11,659	$10,218	$-	$-	$10,218
Product sales	3,071	-	-	3,071	2,883	-	-	2,883
Software and related consulting revenue	-	1,396	-	1,396	-	1,538	(114)	1,424
Total revenues	$14,730	$1,396	$-	$16,126	$13,101	$1,538	$(114)	$14,525
Costs of revenues:
Costs of verification and certification services	6,363	-	-	6,363	5,373	-	(90)	5,283
Costs of products	1,969	-	-	1,969	1,869	-	-	1,869
Costs of software and related consulting	-	995	-	995	-	901	-	901
Total costs of revenues	8,332	995	-	9,327	7,242	901	(90)	8,053
Gross profit	6,398	401	-	6,799	5,859	637	(24)	6,472
Depreciation & amortization	448	153	-	601	313	423	-	736
Other operating expenses	4,463	226	-	4,689	4,206	483	(24)	4,665
Segment operating income/(loss)	$1,487	$22	$-	$1,509	$1,340	$(269)	$-	$1,071
Other items to reconcile segment operating income/(loss) to net income/(loss):
Other income/(expense)	95	(9)	1,037	1,123	107	(2)	-	105
Income tax expense	-	(5)	(408)	(413)	-	(8)	(328)	(336)
Net income/(loss)	$1,582	$8	$629	$2,219	$1,447	$(279)	$(328)	$840

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 13 – Supplemental Cash Flow Information

	Nine months ended September 30,
(Amounts in thousands)	2021	2020
Cash paid during the year:
Interest expense	$5	$5
Income taxes	$595	$362

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

Liquidity and Capital Resources

At September 30, 2021, we had cash, cash equivalents of approximately $5.6 million compared to approximately $4.4 million at December 31, 2020. Our working capital at September 30, 2021 was approximately $5.0 million compared to $4.4 million at December 31, 2020.

Net cash provided by operating activities for the nine months ended September 30, 2021 was approximately $3.0 million compared to $2.2 million during the same period in 2020. Net cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock-based compensation expense, forgiveness of Paycheck Protection Program loan, and deferred taxes. Fluctuations are primarily due to operating performance offset by the timing of cash receipts and cash disbursements. The increase in cash provided by operating activities for the periods ending September 30, 2021 and 2020 was primarily driven by a change in accrued expenses and deferred revenue, offset by cash used for inventory.

Net cash used in investing activities for the nine months ended September 30, 2021, was approximately $0.2 million compared to $0.7 million in the 2020 period. Net cash used in the period ending September 30, 2021 was primarily for the purchase of a vehicle and equipment. Net cash used in the September 30, 2020 period was attributable to the acquisition of Postelsia Holdings, Ltd for $0.3 million and investment in software of $0.4 million.

Net cash used in financing activities for the nine months ended September 30, 2021 was approximately $1.6 million compared to net cash provided by financing activities of $0.5 million in the 2020 period. Cash used for the period ending September 30, 2021, was primarily due to the repurchase of common shares under the Stock Buyback Plan and dividends paid to shareholders. Cash provided for the period ending September 30, 2020, was primarily from proceeds from the PPP loan of $1.0 million, offset by $0.5 million for the repurchase of common shares under the Stock Buyback Plan.

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

Debt Facility

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2022. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due upon maturity. As of September 30, 2021, and December 31, 2020, the effective interest rate was 4.75%, respectively. The LOC is collateralized by all the business assets of Where Food Comes From Organic, Inc. (“WFCFO”). As of September 30, 2021, and December 31, 2020, there were no amounts outstanding under this LOC.

On April 17, 2020, the Company received a $1.0 million loan under the PPP with a maturity date of April 17, 2022 and an annual interest rate of 1.00%. The Company received notification the loan and accrued interest amount was forgiven on March 4, 2021.

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2021 compared to the same periods in fiscal year 2020

The following table shows information for reportable operating segments (amounts in thousands):

	Three months ended September 30, 2021				Three months ended September 30, 2020
	Verification and Certification Segment	Software and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$2,946	$-	$-	$2,946
All other assets, net	17,036	3,311	(2,778)	17,569	16,548	5,379	(4,612)	17,315
Total assets	$18,983	$4,310	$(2,778)	$20,515	$19,494	$5,379	$(4,612)	$20,261

Revenues:
Verification and certification service revenue	$4,701	$-	$-	$4,701	$4,307	$-	$-	$4,307
Product sales	1,383	-	-	1,383	1,362	-	-	1,362
Software and related consulting revenue	-	461	-	461	-	528	-	528
Total revenues	$6,084	$461	$-	$6,545	$5,669	$528	$-	$6,197
Costs of revenues:
Costs of verification and certification services	2,438	-	-	2,438	2,233	-	-	2,233
Costs of products	864	-	-	864	866	-	-	866
Costs of software and related consulting	-	315	-	315	-	336	-	336
Total costs of revenues	3,302	315	-	3,617	3,099	336	-	3,435
Gross profit	2,782	146	-	2,928	2,570	192	-	2,762
Depreciation & amortization	149	51	-	200	112	145	-	257
Other operating expenses	1,542	48	-	1,590	1,404	145	-	1,549
Segment operating income/(loss)	$1,091	$47	$-	$1,138	$1,054	$(98)	$-	$956
Other items to reconcile segment operating income/(loss) to net income/(loss):
Other income/(expense)	29	(2)	-	27	47	(2)	-	45
Income tax expense	-	-	(298)	(298)	-	(8)	(263)	(271)
Net income/(loss)	$1,120	$45	$(298)	$867	$1,101	$(108)	$(263)	$730

	Nine months ended September 30, 2021				Nine months ended September 30, 2020
	Verification and Certification Segment	Software and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$2,946	$-	$-	$2,946
All other assets, net	17,036	3,311	(2,778)	17,569	16,548	5,379	(4,612)	17,315
Total assets	18,983	4,310	(2,778)	20,515	19,494	5,379	(4,612)	20,261

Revenues:
Verification and certification service revenue	$11,659	$-	$-	$11,659	$10,218	$-	$-	$10,218
Product sales	3,071	-	-	3,071	2,883	-	-	2,883
Software and related consulting revenue	-	1,396	-	1,396	-	1,538	(114)	1,424
Total revenues	$14,730	$1,396	$-	$16,126	$13,101	$1,538	$(114)	$14,525
Costs of revenues:
Costs of verification and certification services	6,363	-	-	6,363	5,373	-	(90)	5,283
Costs of products	1,969	-	-	1,969	1,869	-	-	1,869
Costs of software and related consulting	-	995	-	995	-	901	-	901
Total costs of revenues	8,332	995	-	9,327	7,242	901	(90)	8,053
Gross profit	6,398	401	-	6,799	5,859	637	(24)	6,472
Depreciation & amortization	448	153	-	601	313	423	-	736
Other operating expenses	4,463	226	-	4,689	4,206	483	(24)	4,665
Segment operating income/(loss)	$1,487	$22	$-	$1,509	$1,340	$(269)	$-	$1,071
Other items to reconcile segment operating income/(loss) to net income/(loss):
Other income/(expense)	95	(9)	1,037	1,123	107	(2)	-	105
Income tax expense	-	(5)	(408)	(413)	-	(8)	(328)	(336)
Net income/(loss)	$1,582	$8	$629	$2,219	$1,447	$(279)	$(328)	$840

Verification and Certification Segment

Verification and certification service revenues consist of fees charged for verification audits and other verification and certification related services that the Company performs for customers. Fees earned from our WFCF labeling program are also included in our verification and certification revenues as it represents a value-added extension of our source verification. Verification and certification service revenue for the three and nine months ended September 30, 2021 increased 9.2% and 14.1%, respectively, compared to 2020, primarily due to increased customer demand for our product offerings.

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. Product sales for the three and nine months ended September 30, 2021 increased 1.5% and 6.5%, respectively. Overall, our product sales have increased primarily in response to the requirement for source and age verification using an identification tag at birth for cattle.

Costs of revenues for our verification and certification segment for the three and nine months ended September 30, 2021 were approximately $2.4 million and $6.4 million, respectively, compared to approximately $2.2 million and $5.3 million (including eliminations), respectively, for the same periods in 2020. Gross margin for the three months ended September 30, 2021 increased to 45.7% compared to 45.3% (including eliminations) for the same period ended September 30, 2020. Gross margin for the nine months ended September 30, 2021 decreased to 43.4% compared to 44.0% (including eliminations) for the same period ended September 30, 2020. The changes are primarily due to a change in product mix of our offerings which included new customers, new offerings. Our margins are generally impacted by various costs such as cost of products, salaries and benefits, insurance, and taxes.

Other operating expenses for the three and nine months ended September 30, 2021 increased by approximately 9.8% and 6.6%, respectively, compared to the same three and nine month periods in 2020 due to increased discretionary compensation expense and public listing costs not incurred during the same periods in 2020. Depreciation and amortization for the three and nine months ended September 30, 2021 increased 33.0% and 43.1%, respectively, compared to the same three and nine month periods in 2020. The increase in depreciation and amortization is predominately from shifting certain assets and personnel from SureHarvest to WFCF in 2020 to better support the entire Company.

Software and Related Consulting Segment

Software and related consulting revenue is a revenue stream specific to our acquisitions of SureHarvest and Postelsia. We employ a SaaS revenue model that bundles annual software licenses with ongoing software enhancements and upgrades and a wide range of professional services, such as professional appearances, customer education and training, that support our verification business and generate incremental revenue specific to the food and agricultural industry. For the three months ended September 30, 2021, software and related consulting revenue was decreased $0.1 million compared to 2020 (including eliminations). For the nine months ended September 30, 2021, software and related consulting revenue was relatively flat compared to 2020 (including eliminations).

Costs of revenues for our software and related consulting segment for the three months ended September 30, 2021 and September 30, 2020 was approximately $0.3 million. The cost of revenues for the nine months ended September 30, 2021 and September 30, 2020 was $1.0 million and $0.9 million, respectively. Gross margin for the three and nine months ended September 30, 2021 decreased to 31.7% and 28.7%, respectively, compared to 36.4% and 44.7% (including eliminations) for the same period in 2020. The three and nine month decrease in gross margin is due primarily to increased cost of labor to support our enhancements to our customer’s technology.

Other operating expenses for the three and nine months ended September 30, 2021 decreased approximately 66.9% and 53.2%, respectively, compared to the same period in 2020 (including eliminations). Depreciation and amortization for the three and nine months ended September 30, 2021 decreased 64.8% and 63.8%, respectively, compared to the same three and nine month periods in 2020. The decrease is predominately due to the decrease in depreciation, amortization and personnel costs from shifting certain assets and personnel from SureHarvest to WFCF in 2020 to better support the entire Company.

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

Dividend Income from Progressive Beef

For the three and nine months ended September 30, 2021 and 2020, the Company received dividend income of $30,000 and $90,000, respectively, from Progressive Beef representing a distribution of their earnings.

Income Tax Expense

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three and nine months ended September 30, 2021, we recorded income tax expense of approximately $298,000 and $413,000, respectively, compared to income tax expense of $271,000 and $336,000, respectively, for the same periods in 2020. The effective tax rate for the nine months ended September 30, 2021 is favorably impacted by the non-taxability of the PPP loan forgiveness income.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the three and nine months ended September 30, 2021 was approximately $0.9 million and $2.2 million, respectively, and $0.14 and $0.36, respectively, per basic and diluted common share, respectively, compared to net income of approximately $0.7 million and $0.8 million, respectively, or $0.12 per basic and diluted common shares for the three months ended September 30, 2020 and $0.14 and $0.13 per basic and diluted common share for the nine months ended September 30, 2020.

On August 16, 2021, the Company paid a one-time special cash dividend totaling $0.15 per common share to shareholders of record as of July 27, 2021.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2020 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 30, 2021, the Company recognizes the coronavirus pandemic may have an economic impact on the Company, but management does not know and cannot estimate what the financial impact may be. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On September 30, 2019, our Board of Directors approved a new plan to buyback up to ten million additional shares of our common stock from the open market (“Stock Buyback Plan”). Activity for the three months ended September 30, 2021 is as follows:

	Number of Shares (in thousands)	Cost of Shares (in thousands)	Average Cost per Share

Shares purchased - July 2021	1	$16	$15.59
Shares purchased - August 2021	-	-	$-
Shares purchased - September 2021	7	91	$12.60
Total	8	$107	$12.96

ITEM 6. EXHIBITS

(a) Exhibits

Number	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2021	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

	By:	/s/ Dannette Henning
Chief Financial Officer

