Form 10-K
period 2021-12-31
Where Food Comes From, Inc.
filed 2022-02-28
CIK 1360565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Yes ☐No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:	☐	Accelerated filer:	☐
Non-accelerated filer:	☐	Smaller reporting company:	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicated by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7252(b)) by the registered public accounting firm that prepared or issued its audit report.

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2021, the last business day of our most recently completed second fiscal quarter, was $43,935,063, based on the closing stock price on June 30, 2021 of $15.47. All dollar amounts and share information has been adjusted to reflect the 1-for-4 reverse split that occurred in December 2020.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 25, 2022 was 5,948,607.

DOCUMENTS INCORPORATED BY REFERENCE: Part III is incorporated by reference from the registrant’s Definitive Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed, pursuant to Regulation 14A, within 120 days after the close of the registrant’s 2021 fiscal year.

PART I

ITEM 1. BUSINESS

GENERAL

Where Food Comes From, Inc. and its subsidiaries (“WFCF,” the “Company,” “our,” “we,” or “us”) is a leading trusted resource for third-party verification of food production practices in North America. The Company estimates that is supports more than approximately 17,500 farmers, ranchers, vineyards, wineries, processors, retailers, distributors, trade associations, consumer brands and restaurants with a wide variety of value-added services provided through its family of verifiers, including IMI Global (“IMI”), Where Food Comes From Organic (“WFCFO” - previously International Certification Services and A Bee Organic), Validus Verification Services (“Validus”), and Sterling Solutions. In order to have credibility, product claims such as gluten-free, non-GMO, non-hormone treated, humane handling, and others require verification by an independent third-party such as WFCF. The Company’s principal business is conducting both on-site and desk audits to verify that claims being made about livestock, crops and other food products are accurate.

Through SureHarvest Services LLC (“SureHarvest”) and Postelsia Holdings, Ltd. (“Postelsia”), we primarily provide a wide range of professional services and technology solutions that generate incremental revenue specific to the food and agricultural industry and drive sustainable value creation.

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

WFCF was founded in 1996 and incorporated in the state of Colorado as a subchapter C corporation in 2006. The Company’s shares of common stock trade on the NASDAQ Capital Market (“NASDAQ”), under the stock ticker symbol, “WFCF.”

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

The Company also provides a wide range of professional consulting services and technology solutions that generate incremental revenue specific to the food and agricultural industry and drive sustainable value creation.

The Company’s business benefits from growing demand by consumers, retailers and government for increased transparency into food production practices.

Consumers: Due to concerns about social responsibility and sustainability, food safety, and an overall increase in health consciousness, consumers are demanding more information about the food they purchase.

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

Growth Strategy

Due to organic growth in our portfolio of auditing standards, consumer demand and acquisitions, our sales have grown rapidly from $1.1 million in 2006 to $21.9 million in 2021, a 15-year compounded annual growth rate (“CAGR”) of approximately 22%.

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

INDUSTRY BACKGROUND

The value-added food industry has been growing rapidly for the past several years in response to increased consumer interest about social responsibility, sustainability and food safety production practices. We continue to see a growing interest from consumers regarding how their food is produced. We are in an increasingly global food market with food products traveling around the world, and brands differentiating themselves in the market. These key drivers are increasing the number of food labeling claims made on food products.

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

Current Marketplace Opportunities

Because of growing demand for increased transparency into food production practices, we believe there are three main market drivers to promote forward momentum for our business:

Market Driver #1 - Consumer awareness and expectations

●	Per the Global Organic Food Market Report 2021, the global organic food market is expected to grow from $201.8 billion in 2020 to $221.4 billion in 2021 at a compound annual growth rate (CAGR) of 9.7%. The growth is mainly due to the companies resuming their operations and adapting to the new normal while recovering from the COVID-19 impact, which had earlier led to restrictive containment measures involving social distancing, remote working, and the closure of commercial activities that resulted in operational challenges. The organic food market is expected to reach $380.8 billion in 2025 at a CAGR of 14.5%. Growing awareness regarding health benefits of organic food consumption, rising per capita spending on organic food products and increasing health concerns due to the growing number of chemical poisoning cases are expected to drive global organic food market in the coming years. Moreover, easy accessibility and product labeling are also expected to drive the global organic food market over the next five years. In addition, continuing product innovations and aggressive marketing strategies adopted by major players and online retailers would positively influence the global organic food market during the forecast period.

●	Per Priya Khan, Founder and CEO of Nutrigold, “concerned consumers often wonder if the claims on product labels are actually true. They want to buy healthy, environmentally-friendly products and often pay a premium to do so. It is difficult to know what companies you can trust, and hard to tell what you are really getting when you buy. Something an increasing number of companies do to add transparency is use third-party verification, so consumers can buy with confidence.”

●	Alex Beckett, Associate Director, Mintel Food & Drink Trends 2021, recently stated “When it comes to value, pandemic-shocked consumers are seeking a return to what is essential… In the next few years, brands will also be challenged to respond to new definitions of quality and ensure ecommerce is accessible to shoppers of all socioeconomic levels. The focus on getting the best value for one’s money will motivate brands to be more transparent about product price by providing details about the ingredients, processes, and people that are reflected in a product’s price.”

Market Driver #2 - Global competitiveness and risk mitigation among producers, restaurants, and retailers

●	At the December 2019 Organic Grower Summit, Nikki Rodoni, CEO and founder of Measure to Improve, stated “More and more growers are being asked by food companies to communicate everything from fertilizer efficiency to water efficiency to energy efficiency, as well as social responsibility. All of this is an effort by food companies to mitigate their risk in the supply chain and to also credibly market that their products are sustainably sourced. All of this being driven by customers making a shift to more sustainable products.

●	Per “Managing Business Risk in the Food and Beverage Industry,” prepared by Cambashi, Inc., “To compete, midsize companies across the industry have stepped up research and development (R&D) to improve on and leverage existing brands and product lines for new applications, markets, and regions. The way people eat and what they eat around the globe continually changes, and this is driving co-ops and processors to research and develop new types of packaging, a wider variety of flavors, partially prepared options, and facilities dedicated to organic, allergy-free, or kosher foods. To support these shifts, companies are building or expanding facilities with state-of-the-art technologies and systems for development, testing, processing, and packaging.” We can assist companies by providing third party verification and other technology solutions to help companies compete on brand innovation.

●	Producers, restaurant chains and retailers with dominant market shares and large buying power, like Dannon, Tyson, McDonald’s, Chick-Fil-A, Costco, and Wal-Mart, are leading the way in prioritizing sustainable food supply initiatives in response to consumer demands. With information literally at our fingertips, Google searches and smart phone apps are making it easier to expose where sustainable food supply chains are, and where they are not. We believe our technology will play a key role in capturing data to improve processes, yields and communicate our customer’s values, practices and other initiatives to consumers.

●	Producers, packers, distributors and retailers understand that verification, identification and traceability are key competitive differentiators. Oftentimes, it is necessary for export into international markets, including Korea, Russia, China and the European Union.

Market Driver #3 - Government regulation

●	On July 15, 2019 the European Council approved an agreement to establish a duty-free tariff rate quote (TRQ) exclusively for the United States. Under the agreement, American ranchers will have an initial TRQ of 18,500 metric tons annually, valued at approximately $220 million. Over seven years, the TRQ will grow to 35,000 metric tons valued at approximately $420 million. American ranchers will be guaranteed a bigger share of Europe’s beef market, with annual duty-free exports expected to grow from $150 million (or 13,000 metric tons) currently to $420 million (or 35,000 metric tons) when the agreement is fully implemented. We believe the EU quota will continue to fuel demand for non-hormone treated cattle (“NHTC”).

●	Effective February 19, 2019, the USDA released a rule establishing the new national mandatory bioengineered (BE) food disclosure standard (NBFDS or Standard). The new Standard requires food manufacturers, importers, and other entities that label foods for retail sale to disclose information about BE food and BE food ingredients. As of January 1, 2022, all food manufacturers must comply with the new Standard. Our work as a Technical Administrator for the Non-GMO Project enables brands to have confidence that their products will align with the new Standard.

●	The Animal Disease Traceability Rule promulgated by the USDA primarily covers beef cattle 18 months of age or older. Under the final rule, unless specifically exempted, livestock moved interstate must be officially identified and accompanied by an interstate certificate of veterinary inspection or other documentation, such as owner-shipper statements or brand certificates. Although animal disease traceability does not prevent disease, an efficient and accurate traceability system reduces the number of animals and response time involved in a disease investigation.

REVENUES

We offer a wide array of services, including verification, certification, consulting and software as a service (“SaaS”), to help food producers, brands and consumers differentiate certain attributes and production methods in the marketplace. We sell our services directly to customers at various levels in the agriculture, food and livestock supply chain. Most of our service offerings can be bundled to provide a “one-stop shop” for customers that have multiple levels of verification and certification needs, such as source verification and food safety certification. Our customers include some of the largest U.S. beef and pork packers, organic producers and processors, and specialty retail chains. No single customer generated more than 10% of the Company’s consolidated revenue in 2021 or 2020.

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

The Company also determined that it has a software and related consulting reportable segment. SureHarvest, which includes Postelsia, is the sole operating unit under the software and related consulting reportable segment. This segment includes a wide range of professional consulting services and technology solutions that generate incremental revenue specific to the food and agricultural industry and drive sustainable value creation.

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

Verification and Certification Segment

Our verification and certification service revenues consist of fees charged for verification audits and other verification and certification related services that the Company performs for customers. We include fees earned from our WFCF labeling program and consulting/program development services in our verification and certification revenues due to the immateriality of the revenue stream and because it represents a value-added extension of our source verification. We are recognized and utilized by numerous standard-setting bodies as an accredited verification or certification service provider. We enable food producers and brands to make certain claims on live animals or packaged food products by verifying that they are meeting the standards or guidelines associated with the claim(s) they are making. For the years ended December 31, 2021 and 2020, our third-party verification programs provided 73.2% and 71.0% of our total revenue, respectively.

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. While our product sales have lower profit margins than do our proprietary offerings, the products allow us to offer our customers a comprehensive solution. Approximately 17.5% and 19.2% of our total revenue was generated by the sale of product during the years ended December 31, 2021 and 2020, respectively.

We purchase most of our electronic identification (“EID”) tags from one significant supplier and source the remainder of our EID tags from alternate smaller suppliers. We have been informed by our key tag supplier that materials are becoming scarcer and their ability to meet our need is becoming more difficult. In anticipation of this risk, we have worked with all our tag suppliers to build our inventory by purchasing excess supply. Should material shortages continue to impact our tag suppliers, we may be unable to meet the needs of our customers which could have an impact on our costs and margins. Due to the overall uncertainty in our EID tag supply, we are uncertain of the material impact that it may have on our business.

Software and Related Consulting Segment

Software and related consulting includes a wide range of professional consulting services and technology solutions that support our verification business and generate incremental revenue specific to the food and agricultural industry.

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

COMPETITION

The competition for third-party verification services in the food and agriculture industry is growing more intense, especially within the organic market. As of December 31, 2021, we estimate that there are approximately eight key competitors serving the food and agricultural industry, including Quality Assurance International, California Certified Organic Farmers, Oregon Tilth, Organic Crop Improvement Association, Earth Claims, FoodChain ID, NSF International, SGS and SCS Global Services. Differentiation hinges upon understanding all facets of food verification and the complex compliance challenges to make product verifications efficient, cost-effective, and seamless. Our core business and expertise focus on the “on farm” verifications to a variety of standards, guidelines and criteria, including source verification, natural, animal care and well-being, and sustainability verification.

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

EMPLOYEES

As of December 31, 2021, we had 87 total employees, of which 80 were full-time employees. Approximately 78% of our workforce is comprised of minority and female employees. Our future success is substantially dependent upon the performance of our key senior management personnel, as well as our ability to attract and retain highly qualified technical personnel. Additional information regarding certain risks related to our employees is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

John Saunders, 50, founded the Company in 1998 and has served as the Chief Executive Officer since then. Mr. Saunders is also the Chairman of the Board of Directors of the Company and has served in this position since 1998. Previously, Mr. Saunders was a partner and consultant for Pathfinder Consulting Services, Inc. in Parker, Colorado. An expert in both technology and the livestock industry, Mr. Saunders is a graduate of Yale University.

Leann Saunders, 51, began working for the Company in 2003 and has been the President of the Company since 2008. Mrs. Saunders is also a Director on our Board of Directors and has served in this position since January 2012. Prior to 2003, Mrs. Saunders worked for PM Beef Holdings (“PM”), an integrated beef company, and developed a supply system for PM’s Ranch to Retail product line and managed PM’s USDA Process Verified program. She then served as the company’s Vice President of Marketing and Communications. Prior to joining PM in 1996, Mrs. Saunders worked for McDonald’s Corporation as a Purchasing Specialist, and Hudson Foods Corporation. Mrs. Saunders graduated with a B.S. in Agriculture Business and an M.S. in Beef Industry Leadership from Colorado State University. Mrs. Saunders currently sits on the Colorado State University Agriculture Dean’s Advisory Board, the University of Nebraska’s Engler Agribusiness Entrepreneurship Program Advisory Board, the Board of Directors for the International Stockmen’s Education Foundation and was the Chair for the United States Meat Export Federation for the 2015-2016 year.

Dannette Henning, 52, has been the Chief Financial Officer of the Company since January 2008. Prior to her appointment, she was engaged by the Company as a consultant beginning in November 2007. From 2004 to 2007, Mrs. Henning was the Corporate Controller for Einstein Noah Restaurant Group. From 2001 to 2003, she served as the Controller for Vari-L Company. Mrs. Henning’s previous experience includes financial management positions with KPMG Peat Marwick, DF&R Restaurant Company, and CSI/CDC Company. Mrs. Henning is a Certified Public Accountant with more than 30 years of professional experience. She received a B.B.A. degree in Accounting from the University of Texas at Arlington.

Jason Franco, 45, has been the Chief Technology Officer of the Company since August 2021. Previously, Mr. Franco served as Senior Vice President of Technology since September 2018 when WFCF acquired JVF Consulting, LLC, the consulting firm Mr. Franco founded in 2004 serving as President. From 2000 to 2004, Mr. Franco worked as a technical application consultant and integration specialist with Peoplesoft / Oracle. He began his career in 1998 as a software developer with John Deere Special Technologies Group, where he specialized in traceability applications. He received his B.S. degree in Computer Science from the University of the Pacific in Stockton, CA.

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

Coronavirus Pandemic (COVID-19)

In March 2020, the World Health Organization declared the outbreak of novel coronavirus disease (“COVID-19”) as a pandemic. The global outbreak of COVID-19 and the resulting government-mandated closures and social distancing measures have disrupted economic markets, triggering a global recession. Continued closures and social distancing measures have had a detrimental effect in which the prolonged economic impact is uncertain. While our business has not been significantly impacted by the COVID-19 pandemic, continued uncertainty has resulted in a variety of risks to our business including the inability to perform audits at our customers locations due to social distancing and tag supplier disruptions as a result of material shortages. We also continue to see food systems that are in disarray resulting in global food shortages and euthanasia of animals and dumping of dairy products because farmers have no distribution channel. All of these risks could negatively influence our revenue and costs. Additionally, the government may introduce healthcare reform measures, including vaccination mandates, for which we cannot predict the financial implication of on our personnel and business. A weak or declining economy could cause our customers to delay purchases or payments for our services and products. Additionally, COVID-19 may introduce additional challenges including our ability to produce sufficient cash flows from operations or to raise capital when needed at acceptable terms, if at all.

All of our locations have been affected. We have adjusted certain aspects of our operations to protect our employees while avoiding business interruption. As an essential business to the food and agriculture industries, we have maintained standard business operations by allowing a majority of our employees to work remotely. Employees essential to operations, management and the accounting function remain on-site at our corporate headquarters. Internal controls over financial reporting have not been impacted by employees working remotely. Management is continuously monitoring to ensure controls are effective and properly maintained.

The Company generally performs onsite audits in connection with its verification and certification activity. Due to safety and social distancing reasons, some customers have requested postponement of onsite visits. At this time, we continue to work with standard setting bodies and identify innovative solutions to offer our customers. We believe that our transformative approach will help further differentiate us from competitors. Additionally, we believe third party verification is an essential component to the food and agricultural supply chain and ensures our future as a high-quality provider of assurance services, thereby increasing the value of products in the food supply chain. However, should social distancing measures continue extensively, we are uncertain of the material impact that it will have upon our business and financial results.

We purchase most of our EID tags from one significant supplier and source the remainder of our EID tags from alternate smaller suppliers. We have been informed by our key tag supplier that materials are becoming scarcer and their ability to meet our need is becoming difficult. In anticipation of this risk, we have worked with all our tag suppliers to build our inventory by purchasing excess supply. Should material shortages continue to impact our tag suppliers, we may be unable to meet the needs of our customers which could materially impact our revenues. Additionally, as demand increases and supply decreases, shortages could have an impact our costs and margins. Due to the overall uncertainty in our EID tag supply, we are uncertain of the material impact that it may have on our business.

We will continue to monitor the COVID-19 situation closely and react accordingly to any future restrictions or limitations, while keeping the interest of our customers and business in mind. Due to the uncertainty in the severity and duration of the pandemic, the extent and effectiveness of containment actions and the impact of these and other factors on our employees, customers and suppliers, the full impact of the COVID-19 pandemic on our business revenues, profitability and financial condition is uncertain at this time.

We operate in a competitive industry with a limited market characterized by changing technology, frequent introductions of new service offerings, service enhancements, and evolving industry standards.

We compete with many other vendors of products and services designed for tracking cattle and other livestock, for herd management, for crop production practices and other verification of marketing claims over processed foods. Our competitors range from small start-up companies to multi-national firms. Our competitors may have significantly more financial, technical and marketing resources than we do. Competition is likely to intensify as current competitors expand their service offerings and as new companies enter the market. Additionally, competition may intensify as our competitors enter into business combinations or alliances, and established companies in other market segments expand to become competitive with our business. Increasing competition may result in reduced margins and the loss of market share. Our competitors may offer broader service offerings or technologies that are more commercially attractive and gain greater market acceptance than our current or future products. Additionally, new technology may render our products and services obsolete.

The success of our business model depends on the broad acceptance of our technologies into markets that are continuing to develop as a result of the increasing focus on food safety and assurance.

We are currently benefiting from a slow but growing movement among the agriculture, livestock and food industries to source and/or age verify products, and bundle with other marketing claims such as non-genetically modified foods and beverages. This emerging trend is fueled in part by consumers’ focus on food safety and assurance. However, we can offer no assurances that there will be market acceptance of our technologies. Furthermore, some of our primary target segments within the agriculture, livestock and food industries are experiencing unpredictable economic conditions and are expected to continue to struggle with supply, trade and profitability issues in the near term. Although we believe that our products, if adopted on a wide-scale basis, would have a significant impact on improving the safety, quality and confidence in the world’s food supply, our customers for these products historically have been very slow to change and reluctant to adopt new technologies and business practices.

We face risks of rapidly changing regulations which may negatively impact our programs.

Regulations and standards are continually evolving and present a challenging risk. For example, in January 2013, the Japanese government announced a change to its import requirements on U.S. beef. Because the change enabled a significant increase in the amount of product qualifying for export to Japan, it negatively impacted the premiums typically seen in the marketplace for source and age verified cattle. Due to the diversification of our product offerings and our strategy of managing to profitability, we believe we are able to quickly minimize the impact of any adverse changes in regulations or verification standards. While we attempt to mitigate these risks by creating innovative programs that mitigate the risk of rapidly changing regulations and verification standards, we can give no assurance that we will be successful in overcoming the potential negative impact to the results of our operations.

We face risks that highly contagious diseases or viral outbreaks may negatively impact the source of product we are able to verify.

Today, infectious disease and viral outbreaks appear to be emerging more quickly than ever. For example, Porcine Epidemic Diarrhea Virus (PEDv) negatively impacted the pork/sow industry in 2014 and Highly Pathogenic Avian Influenza, more commonly known as Bird Flu, impacted poultry operations in 2016. As discussed above, COVID-19 impacted our business resulting in some customers requesting postponement of onsite visits. Contagious disease or viral outbreaks create increased bio-exclusion considerations in our business. While we have created innovative solutions that mitigate the risk of transferring disease, we can give no assurance that we will be successful in overcoming the potential negative impact to the results of our operations.

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

In addition to uncertainty about our ability to expand into international markets, there are certain risks inherent in doing business internationally, including, but not limited to:

●	trade barriers and changes in trade regulations;
●	difficulties in developing, staffing and simultaneously managing varying foreign operations as a result of distance, language and cultural differences;
●	differing local labor laws and regulations;
●	longer payment cycles;
●	currency exchange rate fluctuations;
●	political or social unrest or economic instability;
●	import or export restrictions;
●	seasonal volatility in business activity;
●	risks related to government regulation or required compliance with local laws in certain jurisdictions, including those more fully described above; and
●	potentially adverse tax consequences.

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

We will be able to protect our intellectual property (“IP”) from unauthorized use by third parties only to the extent that it is covered by valid and enforceable patents and trademarks. IP protection generally involves complex legal and factual issues and, therefore, the enforceability of IP rights cannot be predicted with certainty. Moreover, the laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States. In the event that IP owned by us does not provide adequate protection, we may not be able to prevent competitors from offering substantially similar products and services.

In the event that third parties claim that our current or future products or services infringe upon their intellectual property, we may face litigation and be prevented from selling the products and services at issue. Infringement or other claims could be asserted or prosecuted against us in the future, and it is possible that past or future assertions or prosecutions could harm our business. Litigation either in defense of our IP rights or in response to infringement claims made by others may be both expensive and time consuming, which in turn would adversely affect our business.

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

As of February 25, 2022, John Saunders, our Chairman and CEO, and Leann Saunders, our President, beneficially owned in the aggregate approximately 29% of our common stock. The Saunders, together with the rest of our Board, beneficially own approximately 55% of our common stock. These directors and officers, if they determine to vote in the same manner, would have a significant impact on the outcome of any matter requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions or terms of any liquidation. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that may be favored by other shareholders. This could prevent transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

We have not paid any regular cash dividends.

We have not declared or paid any regular cash dividends on our common stock since our incorporation. A special cash dividend was paid on August 16, 2021 to shareholders of record at the close of business on July 27, 2021. Payment of future cash dividends, if any, will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, contractual restrictions, business prospects and other factors that the Board of Directors considers relevant. In the absence of regular dividends, investors will only see a return on their investment if the value of our common stock appreciates.

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

Our common stock has traded in low volumes. We cannot predict whether an active trading market for our common stock will ever develop.

Historically, our common stock has experienced a lack of trading liquidity. In the absence of an active trading market:

●	an investor may have difficulty buying and selling our common stock at all or at the price on considers reasonable; and
●	market visibility for shares of our common stock may be limited, which may have a depressive effect on the market price for shares of our common stock and on our ability to raise capital or make acquisitions by issuing our common stock.

Price and volume volatility of our publicly traded securities could adversely affect investors’ portfolios.

In recent months and years, the securities markets in the United States have experienced high levels of price and volume volatility, and the market prices of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operating performance or prospects of such companies. It is likely that continual fluctuations in market and share prices will occur. Our shares of common stock trade on the NASDAQ Stock Market LLC. The price of our common stock has been subject to price and volume volatility in the past and will likely continue to be subject to such volatility in the future.

As a public company, we are subject to complex legal and accounting requirements that require us to incur substantial expenses, and our financial controls and procedures may not be sufficient to ensure timely and reliable reporting of financial information, which, as a public company, could materially harm our stock price and listing on the NASDAQ marketplace.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company leases approximately 15,700 square feet of office space for its corporate headquarters. Total rental payments are approximately $42,600 per month as of December 31, 2021, which includes common area charges, and are subject to annual increases over the term of the lease. The lease agreement has an initial term of five years plus two renewal periods. The Company has exercised the first renewal period and is likely to renew for the second renewal period. This space is being leased from a company in which our CEO and President, each a related party to the Company, have a 24.3% jointly held ownership interest.

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

In December 2018, the Company entered into a new lease agreement in San Ramon, California for SureHarvest office space. The lease is for a period of sixty-six months and expires on May 1, 2024. Rental payments are approximately $6,600 per month as of December 31, 2021, which includes common area charges, and are subject to annual increases over the term of the lease.

In June 2021, the Company entered into a new lease agreement in Victoria, British Columbia, Canada for Postelsia office space. The lease is for a period of two years and expires on May 31, 2023. Rental payments are approximately Canadian $1,700 or US$1,340 per month as of December 31, 2021, which includes common area charges, and are not subject to annual increases over the term of the lease.

In December 2021, the Company sold the 2,300-square foot building located in Medina, North Dakota. In December 2021, the Company entered into a lease agreement for the Medina, North Dakota office space. The lease is for sixty-one months and expires on December 31, 2026. Rental payments are approximately $1,000 per month, which includes common area charges, and are not subject to annual increases over the term of the lease.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

The Company’s common stock is traded on the NASDAQ Stock Market LLC under the symbol “WFCF.”

Stockholders

As of February 25, 2022, we estimate that there were 121 record holders of our common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals and entities are registered in the name of Cede & Co. A nominee of The Depository Trust Company, Cede & Co. is a securities depository for banks and brokerage firms.

Dividends

We declared a special cash dividend of $0.15 per share for shareholders of record on July 27, 2021, with a payment date of August 16, 2021.

Recent Sales of Unregistered Securities

There have been no unregistered sales of securities for the years ended December 31, 2021 and 2020.

Issuer Purchases of Equity Securities

On September 30, 2019, our Board of Directors approved a plan to buy back up to ten million additional shares of our common stock from the open market (“Stock Buyback Plan”). Our Stock Buyback Plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. In the future, we may consider additional share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, and planned investment and financing needs. Our Board of Directors did not specify an expiration date for repurchases under the Stock Buyback Plan.

Activity for the quarter ended December 31, 2021 is as follows:

	Number of Shares	Cost of Shares (in thousands)	Average Cost per Share
Shares purchased - October 2021	8,300	$109	$13.15
Shares purchased - November 2021	15,700	196	$12.49
Shares purchased - December 2021	5,650	86	$15.24
Total	29,650	$391	$13.20

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	changing technology and evolving standards in the livestock and food industry;
●	consumer focus on social responsibility, sustainability, food safety and assurance;
●	competition from other providers serving the food and agriculture industry;
●	economic and financial conditions in the livestock and food industry;
●	international export market activities, including trade barriers to certain beef and other livestock exports;
●	market demand for beef and other livestock products;
●	seasonal volatility in business activity;
●	developments and changes in laws and regulations, including increased regulation of the livestock and food industry through legislative action and revised rules and standards;
●	strategic actions, including acquisitions and our success in integrating acquired businesses;
●	enforceability of our patents, trademarks and other intellectual property rights;
●	continued service of key senior management personnel;
●	the impact of COVID-19 on our business, customers, suppliers and employees;
●	disruptions of inefficiencies in the supply chain, including any impact of COVID-19; and
●	such other factors as discussed throughout Part II, “Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part I, Item 1A. “Risk Factors.”

Any forward-looking statement made by us in this Annual Report on Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

RESULTS OF OPERATIONS

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

The following table shows information for reportable operating business segments:

	Year ended December 31, 2021				Year ended December 31, 2020
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,947	$999	$-	$2,946
All other assets, net	14,267	3,848	(1,277)	16,838	17,576	3,089	(4,163)	16,502
Total assets	$16,214	$4,847	$(1,277)	$19,784	$19,523	$4,088	$(4,163)	$19,448

Revenues:
Verification and certification service revenue	$16,058	$-	$-	$16,058	$14,254	$-	$-	$14,254
Product sales	3,830	-	-	3,830	3,859	-	-	3,859
Software and related consulting revenue	-	2,044	-	2,044	-	2,077	(114)	1,963
Total revenues	$19,888	$2,044	$-	$21,932	$18,113	$2,077	$(114)	$20,076
Costs of revenues:
Costs of verification and certification services	8,402	-	-	8,402	7,497	-	(90)	7,407
Costs of products	2,441	-	-	2,441	2,508	-	-	2,508
Costs of software and related consulting	-	1,352	-	1,352	-	1,233	-	1,233
Total costs of revenues	10,843	1,352	-	12,195	10,005	1,233	(90)	11,148
Gross profit	9,045	692	-	9,737	8,108	844	(24)	8,928
Depreciation & amortization	597	202	-	799	428	569	-	997
Other operating expenses	6,324	311	-	6,635	5,664	604	(24)	6,244
Segment operating income/(loss)	$2,124	$179	$-	$2,303	$2,016	$(329)	$-	$1,687
Other items to reconcile segment operating income/(loss) to net income/(loss):
Other income/(loss)	1,329	(12)	-	1,317	162	(2)	-	160
Income tax benefit/(expense)	-	-	(659)	(659)	-	-	(462)	(462)
Net income/(loss)	$3,453	$167	$(659)	$2,961	$2,178	$(331)	$(462)	$1,385

Verification and Certification Segment

Verification and certification service revenues consist of fees charged for verification audits and other verification and certification related services that the Company performs for customers. Fees earned from our WFCF labeling program are also included in our verification and certification revenues as it represents a value-added extension of our source verification. Verification and certification service revenue for the year ended December 31, 2021 increased approximately $1.8 million, or 12.7% compared to 2020. Overall, the increase is due primarily to increased customer demand for our product offerings.

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. Product sales for the year ended December 31, 2021 decreased slightly by approximately $29,000, or 0.8% compared to 2020. Overall, our product sales have been stable in response to the requirement for source and age verification using an identification tag at birth for cattle.

Costs of revenues (for services and product sales) for the verification and certification segment for the year ended December 31, 2021 were approximately $10.8 million compared to approximately $9.9 million in 2020. Gross margin (including intercompany sales) for the year ended December 31, 2021 increased slightly to 45.5% compared to 44.7% in 2020. The changes are primarily due to a change in product mix of our offerings which included new customers and new offerings. Our margins are generally impacted by various costs such as cost of products, salaries and benefits, insurance and taxes.

Selling, general and administrative expenses for the year ended December 31, 2021 increased 14.1% compared to 2020. Overall, the increase in our selling, general and administrative expenses is due to increased discretionary compensation expense, public listing costs and in part to an increase in depreciation, amortization and personnel costs from shifting certain assets and personnel from SureHarvest to WFCF in 2020 to better support the entire Company.

Software and Related Consulting Segment

Software and related consulting revenue is a revenue stream specific to our acquisitions of SureHarvest and Postelsia. Offerings include a wide range of professional consulting services and technology solutions that support our verification business and generate incremental revenue specific to the food and agricultural industry. For the year ended December 31, 2021, software and related consulting service revenue increased approximately 4.1% over 2020 predominately due to the acquisition of Postelsia during 2020, offset by customer-related budget delays for significant software enhancements because of COVID-19 concerns which results in a decrease in the number of billable hours of staff focused on software enhancements and upgrades.

Costs of revenues for our software and related consulting segment for the years ended December 31, 2021 and 2020 were approximately $1.4 and $1.2 million, respectively. For the year ended December 31, 2021, gross margin (including intercompany sales) had decreased to 33.9% from 40.6% in 2020. The decrease in gross margin is due primarily to increased cost of labor to support our enhancements to our customer’s technology.

Selling, general and administrative expenses for the year ended December 31, 2021 decreased 56.7% compared to 2020. The decrease is predominately due to the decrease in depreciation, amortization and personnel costs from shifting certain assets and personnel from SureHarvest to WFCF in 2020 to better support the entire Company.

As with all of our acquisitions, we continue to identify synergies and implement best practices. We focus our efforts to create value in various ways such as improving the performance of our acquired businesses, removing excess capacity, creating market access for products, acquiring skills and technologies more quickly or at a lower cost than we can build in-house, exploiting our industry-specific scalability and bundling opportunities, and picking winners early and helping them develop their businesses. Achieving any or all of these strategies take time to implement. We have learned that it can take two to three years after an acquisition to fully understand the complexities, at which time, we have generally seen solid improvements in revenues and/or costs.

Dividend Income from Progressive Beef, LLC

On August 9, 2018, the Company purchased a ten percent membership interest in Progressive Beef, LLC (“Progressive Beef”) for an aggregate purchase price of approximately $1.0 million. The Company received dividend income of $200,000 and $150,000 for the years ended December 31, 2021 and 2020, respectively, from Progressive Beef representing a distribution of their earnings.

Income Tax Expense

For the years ended December 31, 2021 and 2020, we recorded income tax expense of approximately $0.7 million and $0.5 million, respectively. The effective tax rate for the year ended December 31, 2021 was 24.6% compared to a federal corporate rate of 21.0%. The effective tax rate for 2021 is favorably impacted by the non-taxability of the Paycheck Protection Program (“PPP) loan forgiveness income. The effective tax rate for the year ended December 31, 2020 was 21.0%.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the year ended December 31, 2021 was approximately $3.0 million or $0.49 per basic and $0.48 per diluted common share, compared to approximately $1.4 million or $0.23 per basic and $0.22 per diluted common share in 2020.

Liquidity and Capital Resources

At December 31, 2021, we had cash and cash equivalents of approximately $5.4 million compared to approximately $4.4 million at December 31, 2020. Our working capital at December 31, 2021 was approximately $5.7 million compared to approximately $4.4 million at December 31, 2020.

Net cash provided by operating activities during 2021 was approximately $3.0 million compared to $2.5 million during the same period in 2020. Net cash provided by operating activities is driven by an increase in our net income and adjusted by non-cash items and changes in current assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock-based compensation expense, forgiveness of Paycheck Protection Program loan, and deferred taxes. Fluctuations are primarily due to operating performance offset by the timing of cash receipts and cash disbursements. The increase in cash provided by operating activities for 2021 was primarily driven by an increase in deferred revenue, decrease in accounts receivable and prepaid expenses and other assets, offset by cash used for inventory.

Net cash used in investing activities during 2021 was approximately $3,000 compared to $0.7 million during 2020. Net cash used in the 2021 period was $0.2 million for the purchase of a vehicle, equipment and software development offset by $0.2 million in proceeds from the sale of the Medina land and building. Net cash used in the 2020 period was $0.3 million cash paid in the acquisition of Postelsia and $0.5 million for the purchase of equipment and software development.

Net cash used in financing activities during 2021 was approximately $2.0 million compared to net cash provided of $14,000 in the 2020 period. Net cash used in the 2021 period was $1.1 million for the repurchase of common shares under the Stock Buyback Plan and $0.9 million in dividends paid to shareholders. Cash provided during 2020 of $1.0 million was from loan proceeds offset by $1.0 million for the repurchase of common shares under the Stock Buyback Plan.

Over the past several years, our growth has been funded primarily through cashflows from operations. We continually evaluate all funding options, including additional offerings of our securities to private, public and institutional investors and other credit facilities as they become available.

The primary driver of our operating cash flow is our third-party verification solutions, specifically the gross margin generated from services provided. Therefore, we focus on the elements of those operations, including revenue growth, gross margin and long-term projects that ensure a steady stream of operating profits to enable us to meet our cash obligations. On a weekly basis, we review the performance of each of our revenue streams focusing on third-party verification solutions compared with prior periods and our operating plan. We believe that our various sources of capital, including cash flow from operating activities, overall improvement in our performance, and our ability to obtain additional financing, are adequate to finance current operations as well as the repayment of current debt obligations. We are not aware of any other event or trend that would negatively affect our liquidity. In the event such a trend develops, we believe that there are sufficient financing avenues available to us and from our internal cash-generating capabilities to adequately manage our ongoing business.

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

Debt Facility

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2022. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due upon maturity. As of December 31, 2021, and 2020, the effective interest rate was 4.75%. The LOC is collateralized by all the business assets of Where Food Comes From Organic, Inc. (“WFCFO”), a subsidiary of WFCF. As of December 31, 2021, and 2020, there were no amounts outstanding under this LOC.

On April 17, 2020, the Company received a $1.0 million loan under the Paycheck Protection Program (“PPP”) with a maturity date of April 17, 2022 and an annual interest rate of 1.00%. The Company received notification the loan and accrued interest amount was forgiven on March 4, 2021.

Off Balance Sheet Arrangements

As of December 31, 2021, we had no off-balance sheet arrangements of any type.

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

We had deferred revenue of approximately $1.0 million and $0.9 million at December 31, 2021 and 2020, respectively, primarily related to the annual certification period for certain of our third-party crop and other processed product audits. The balance of these contract liabilities at the beginning of the period is expected to be recognized as revenue during 2022.

Software and Related Consulting Segment

Consulting services fees are derived from a standard rate card by employee level, and we invoice for consulting services monthly on a time-incurred basis. We recognize revenue over time utilizing the practical expedient that allows us to recognize revenue in the amount to which we have a right to invoice.

We also offer software products via a SaaS model, which is an annual subscription-based model. Support services and web-hosting are generally included in the subscription.

We recognize revenue related to the SaaS arrangement over an annual subscription period utilizing a time-based output measure of progress that results in a straight-line attribution of revenue. We had deferred revenue of approximately $0.5 and $0.2 million at December 31, 2021 and 2020, respectively, primarily due to the SaaS arrangements.

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

As of December 31, 2021, we concluded that a valuation allowance against our deferred tax assets was not considered necessary. As of December 31, 2021 and 2020, the Company did not have an unrecognized tax liability. Changes in these estimates and assumptions could materially affect the tax provision as recorded.

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

As of December 31, 2021 and 2020, we had approximately $2.9 million of goodwill.

During the fourth quarter of 2021 and 2020, we performed a qualitative assessment on our WFCFO, Validus and SureHarvest units and concluded that the fair value of the reporting units exceeded their carrying value.

Long-Lived Assets

Our definite-lived intangible assets consist of customer relationships, accreditations, tradenames / trademarks and patents related to our acquisitions, recorded at estimated fair value. It also consists of our trademark rights and the related costs incurred to obtain the trademark rights recorded at cost. These definite-lived assets are subject to amortization using the straight-line method over the estimated useful-lives of the respective assets, which range from two to fifteen years. Estimates of useful-lives are based on the nature of the underlying assets as well as our experience with similar assets and intended use. We periodically review estimated useful-lives for reasonableness.

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

Pursuant to Accounting Standards Update 2016-02 (“ASU”) Topic 842, we determine if an arrangement is a lease at inception. Operating leases are included in the right-of-use (ROU) assets, current operating lease liabilities and noncurrent operating lease liabilities in our consolidated balance sheet. Finance leases are included in property and equipment, current finance lease obligations and long-term finance lease obligations in our consolidated balance sheet.

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

As of December 31, 2021, there have been no changes to the indefinite life determination pertaining to these intangible assets. Based on the qualitative assessment on Validus reporting unit, we concluded that the likelihood of the indefinite lived asset being impaired was below a “more-likely-than-not” threshold.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Certified Public Accountants and Consultants

1099 Eighteenth Street - Suite 2300
Denver, Colorado 80202
Telephone: (303) 296-2229
Facsimile: (303) 296-3731
www.causeycpas.com

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Where Food Comes From, Inc.

Castle Rock, Colorado

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of Where Food Comes From, Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, equity, and cash flows, for the years ended December 31, 2021 and 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for the years ended December 31, 2021 and 2020, in conformity with accounting principles generally accepted in the United States of America.

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

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for these customer agreements included the following:

●	We evaluated management’s significant accounting policies related to these customer agreements for reasonableness.

●	We selected a sample of customer agreements and performed the following procedures:

–	Obtained and read contract source documents for each selection, including master agreements, and other documents that were part of the agreement.

–	Tested management’s identification and treatment of contract terms.

–	Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.

●	We evaluated the reasonableness of management’s estimate of stand-alone selling prices for products and services that are not sold separately.

●	We evaluated the appropriateness of certain accounts receivables and deferred revenue items based on the timing of the payment and the products and services provided.

●	We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the financial statements.

Causey Demgen & Moore, P.C.
We have served as the Company’s auditors since 2019.

Denver, Colorado
February 28, 2022

Where Food Comes From, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
(Amounts in thousands, except per share amounts)	2021	2020
Assets
Current assets:
Cash and cash equivalents	$5,414	$4,374
Accounts receivable, net of allowance	2,178	2,508
Inventory	767	-
Prepaid expenses and other current assets	325	592
Total current assets	8,684	7,474
Property and equipment, net	1,295	1,616
Right-of-use assets, net	2,823	3,030
Investment in Progressive Beef	991	991
Intangible and other assets, net	2,581	2,948
Goodwill, net	2,946	2,946
Deferred tax assets, net	464	443
Total assets	$19,784	$19,448

Liabilities and Equity
Current liabilities:
Accounts payable	$447	$649
Accrued expenses and other current liabilities	710	599
Deferred revenue	1,513	1,132
Current portion of long term debt	-	463
Current portion of finance lease obligations	13	13
Current portion of operating lease obligations	313	268
Total current liabilities	2,996	3,124
Long term debt, net of current portion	-	572
Finance lease obligations, net of current portion	19	31
Operating lease obligation, net of current portion	3,020	3,257
Total liabilities	6,035	6,984

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 95,000 shares authorized; 6,489 (2021) and 6,456 (2020) shares issued, and 6,071 (2021) and 6,118 (2020) shares outstanding	6	6
Additional paid-in-capital	11,955	11,612
Treasury stock of 419 (2021) and 338 (2020) shares	(3,807)	(2,702)
Retained earnings	5,595	3,548
Total equity	13,749	12,464
Total liabilities and stockholders’ equity	$19,784	$19,448

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Income

	Year ended December 31,
(Amounts in thousands, except per share amounts)	2021	2020
Revenues:
Verification and certification service revenue	$16,058	$14,254
Product sales	3,830	3,859
Software and related consulting revenue	2,044	1,963
Total revenues	21,932	20,076
Costs of revenues:
Costs of verification and certification services	8,402	7,407
Costs of products	2,441	2,508
Costs of software and related consulting	1,352	1,233
Total costs of revenues	12,195	11,148
Gross profit	9,737	8,928
Selling, general and administrative expenses	7,434	7,241
Income from operations	2,303	1,687
Other income/(loss):
Dividend income from Progressive Beef	200	150
Gain on sale of assets	95	18
Loan forgiveness from Paycheck Protection Program	1,037	-
Other income, net	2	7
Loss on foreign currency exchange	(11)	(2)
Interest expense	(6)	(13)
Income before income taxes	3,620	1,847
Income tax expense	659	462
Net income	$2,961	$1,385

Per share - net income
Basic	$0.49	$0.23
Diluted	$0.48	$0.22

Weighted average number of common shares outstanding:
Basic	6,098	6,162
Diluted	6,185	6,221

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
(Amounts in thousands)	2021	2020

Operating activities:
Net income	$2,961	$1,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	799	997
Gain on sale of assets	(95)	(18)
Stock-based compensation expense	291	121
Deferred tax benefit	(21)	(65)
Bad debt expense	-	53
Forgiveness of note payable from Paycheck Protection Program	(1,037)	-
Effect of acquisition fair value adjustment	-	41
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable	330	(46)
Short-term investments	-	258
Inventory	(767)	-
Prepaid expenses and other assets	267	(142)
Accounts payable	(202)	(374)
Accrued expenses and other current liabilities	108	(75)
Deferred revenue	381	335
Right of use assets and liabilities, net	5	(18)
Net cash provided by operating activities	3,020	2,452

Investing activities:
Acquisition of Postelsia Holdings, Ltd.	-	(300)
Proceeds from sale of assets	210	34
Purchases of property, equipment and software development costs	(213)	(464)
Net cash used in investing activities	(3)	(730)

Financing activities:
Proceeds from long term debt	-	1,030
Proceeds from finance lease obligations	-	24
Repayments of finance lease obligations	(10)	(8)
Proceed from stock option exercise	52	5
Dividends paid to shareholders	(914)	-
Stock repurchase under Stock Buyback Plan	(1,105)	(1,037)
Net cash (used) in / provided by financing activities	(1,977)	14
Net change in cash	1,040	1,736
Cash at beginning of period	4,374	2,638
Cash at end of period	$5,414	$4,374

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statement of Equity

Years ended December 31, 2020 and 2021

			Additional
	Common Stock		Paid-in	Treasury	Retained
(Amounts in thousands)	Shares	Amount	Capital	Stock	Earnings	Total

Balance at January 1, 2020	6,245	$6	$11,445	$(1,665)	$2,163	$11,949

Stock-based compensation expense	-	-	121	-	-	121
Stock options exercised	5	-	5	-	-	5
Repurchase of common shares under Stock Buyback Plan	(132)	-	-	(1,037)	-	(1,037)
Effect of acquisition fair value adjustment	-	-	41	-	-	41
Net income	-	-	-	-	1,385	1,385
Balance at December 31, 2020	6,118	$6	$11,612	$(2,702)	$3,548	$12,464

Stock-based compensation expense	15	-	291	-	-	291
Stock options exercised	19	-	52	-	-	52
Repurchase of common shares under Stock Buyback Plan	(81)	-	-	(1,105)	-	(1,105)
Dividends paid	-	-	-	-	(914)	(914)
Net income	-	-	-	-	2,961	2,961
Balance at December 31, 2021	6,071	$6	$11,955	$(3,807)	$5,595	$13,749

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

We also provide a wide range of professional services and technology solutions that generate incremental revenue specific to the food and agricultural industry and drive sustainable value creation. Finally, the Company’s Where Food Comes From Source Verified® retail and restaurant labeling program utilizes the verification of product attributes to connect consumers directly to the source of the food they purchase through product labeling and web-based information sharing and education.

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

Software and Related Consulting Segment

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

Revenue attributable to each of our identified revenue categories is disaggregated in the table below (amounts in thousands).

	Year ended December 31, 2021				Year ended December 31, 2020
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Revenues:
Verification and certification service revenue	$16,058	$-	$-	$16,058	$14,254	$-	$-	$14,254
Product sales	3,830	-	-	3,830	3,859	-	-	3,859
Software and related consulting revenue	-	2,044	-	2,044	-	2,077	(114)	1,963
Total revenues	$19,888	$2,044	$-	$21,932	$18,113	$2,077	$(114)	$20,076

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

As of December 31, 2021 and 2020, accounts receivable from contracts with customers, net of allowance for doubtful accounts, were approximately $2.2 million and $2.5 million, respectively.

As of December 31, 2021 and 2020, deferred revenue from contracts with customers were approximately $1.5 million and $1.1 million, respectively. The balance of the contract liabilities at December 31, 2020 was recognized as revenue in 2021 and the balance at December 31, 2021 is expected to be recognized as revenue during 2022.

The following table reflects the changes in our contract liabilities during the year ended December 31, 2021 and 2020:

Deferred revenue (in thousands):	2021	2020
Deferred revenue January 1	$1,132	$797
Unearned billings	3,373	3,163
Revenue recognized	(2,992)	(2,828)
Deferred revenue December 31	$1,513	$1,132

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

Costs of software and related consulting include direct costs of salaries and related fringe benefits, and software product support, including web-hosting fees.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Accounts Receivable and Allowance for Doubtful Accounts

Our receivables are generally due from trade customers. Credit is extended based on our evaluation of the customer’s financial condition, and generally collateral is not required. Accounts receivable are generally due approximately 30 days from the invoice date and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts receivable that are outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss and payment history, the customer’s current ability to pay its obligations to us and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The allowance for doubtful accounts was approximately $61,000 and $63,000, at December 31, 2021 and 2020, respectively.

At December 31, 2021 and 2020, no single customer accounted for greater than 10% of our accounts receivable balance.

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

Inventory

Inventory consists of cattle identification ear tags and tag readers, which are recorded at the lower of cost or market value, with the cost calculated using the first-in-first-out (FIFO) method. Market value represents the estimated selling price.

We do not manufacture any of the items in inventory. All items in inventory are finished goods and are expected to be sold in less than twelve months. As of December 31, 2021, there is no indication of obsolescence or impairment of inventory. No items in inventory have been pledged as security.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful-lives of the respective assets. Land is not depreciated. Buildings are depreciated over 15 to 20 years. Leasehold improvements are depreciated over the shorter of the lease term, which generally includes reasonably assured option periods, or the estimated useful-lives of the assets, in accordance with ASC842. All other property and equipment have depreciable lives which range from two to seven years. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and the related gain or loss is reflected in earnings.

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

Research and Development and Software Development Costs

Research and development costs are charged to operations as incurred. We did not incur any research and development expense in 2021 and 2020.

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

Software development costs for external sale are capitalized once technological feasibility is achieved. Capitalized costs are amortized over the expected benefit period. We generally expense a significant portion of software development costs because technological feasibility occurs very late in the software development process. In connection with our acquisitions, software developed for external sale with an estimated fair value of approximately $0.6 million and $0.9 million is included in property and equipment as of December 31, 2021 and 2020, respectively. During 2021, $0.3 million of the software developed for external sale was reclassified to be used for internal purposes only. During 2021 and 2020, the amortization of capitalized costs totaled approximately $0 and $70,000, respectively, and is included in depreciation expense (Note 4).

Advertising and Marketing Expenses

Advertising and marketing costs are expensed as incurred. Total advertising and marketing expenses for the years ended December 31, 2021 and 2020, were approximately $0.3 million and $0.6 million, respectively.

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

The accounting standard related to income taxes applies to all tax positions and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The accounting standard requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. This standard also provides guidance on the presentation of tax matters and the recognition of potential Internal Revenue Service interest and penalties. As of December 31, 2021 and 2020, the Company did not have an unrecognized tax liability.

The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. The Company did not incur any interest and penalties for the years ended December 31, 2021 and 2020.

The Company files income tax returns in the U.S. and various state jurisdictions, and there are open statutes of limitation for taxing authorities to audit our tax returns from 2017 through the current period.

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Leases

In accordance with ASU 2016-02: Leases (Topic 842), we determine if an arrangement is a lease at inception. Operating leases are included in the right-of-use (ROU) assets, current operating lease liabilities and noncurrent operating lease liabilities in our consolidated balance sheet. Finance leases are included in property and equipment, current finance lease obligations and long-term finance lease obligations in our consolidated balance sheet.

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

Recently Issued Accounting Pronouncements

In September 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. The Company is currently required to adopt the new standard in 2023. At this time, management has not determined the impact on its financial statements.

Note 3 – Business Acquisitions

Postelsia Holdings, Ltd.

On February 21, 2020 the Company acquired all of the stock of privately held Postelsia Holdings, Ltd. (“Postelsia”) for $0.3 million in cash.

Note 4 - Property and Equipment

The major categories of property and equipment are as follows as of December 31st:

	2021	2020
(in thousands)
Automobiles	$124	$115
Furniture and office equipment	534	529
Software and tools	1,927	1,876
Website development and other enhancements	189	184
Building and leasehold improvements	811	954
Land	-	1
	3,585	3,659
Less accumulated depreciation	2,290	2,043
Property and equipment, net	$1,295	$1,616

Total depreciation expense for the years ended December 31, 2021 and 2020 was approximately $0.4 million. Depreciation expense for assets recorded under finance leases was approximately $10,000 and $8,000 for the years ended December 31, 2021 and 2020, respectively.

In December 2021, the Company sold the land, 2,300-square foot building and some office furniture located in Medina, North Dakota for $0.2 million.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 5 - Investment in Progressive Beef, LLC

On August 9, 2018, the Company purchased a ten percent membership interest in Progressive Beef, LLC (“Progressive Beef”). Where Food Comes From is the primary certifier for Progressive Beef. As of December 31, 2021 and 2020, the Company received dividend income of approximately $0.2 million, from Progressive Beef representing a distribution of their earnings. The income is reflected within the “other (expense) income” section of the Company’s Consolidated Statement of Income for the years ended December 31, 2021 and 2020. The investment is accounted for as a financial instrument under ASC 321 and the Company has elected to apply the practical expedient to value the investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The Company completed a qualitative assessment and determined that there were no impairment indicators as of December 31, 2021 and 2020.

Note 6 – Intangible and Other Assets

The following table summarizes our intangible assets as of:

	December 31,	December 31,	Estimated
	2021	2020	Useful Life
Intangible assets subject to amortization (in thousands):
Tradenames and trademarks	$417	$417	2.5 - 8.0 years
Accreditations	75	85	5.0 years
Customer relationships	3,664	3,664	3.0 - 15.0 years
Patents	970	970	4.0 years
Non-compete agreements	121	121	5.0 years
	5,247	5,257
Less accumulated amortization	3,154	2,795
	2,093	2,462
Tradenames/trademarks (not subject to amortization)	465	465
	2,558	2,927
Other assets	23	21
Intangible and other assets:	$2,581	$2,948

We reviewed our long-lived assets for indicators of impairment in 2021 and 2020 and concluded in each year that no impairments exist.

Amortization expense for each of the years ended December 31, 2021 and 2020 was approximately $0.4 million and $0.6 million, respectively.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

As of December 31, 2021, future scheduled amortization of intangible assets is as follows (in thousands):

Fiscal year ending December 31:

2022	$354
2023	317
2024	305
2025	260
2026	223
Thereafter	634
$2,093

Note 7 – Goodwill

Changes in the net carrying value of goodwill by segment are as follows (in thousands):

	Verification and Certification Segment	Software Sales and Related Consulting Segment	Consolidated
January 1, 2020	$1,133	$1,813	$2,946
Transfer of assets	814	(814)	-
December 31, 2020	$1,947	$999	$2,946
Transfer of assets	-	-	-
December 31, 2021	$1,947	$999	$2,946

Annual Impairment Test of Goodwill

We performed a qualitative assessment on our WFCFO, Validus and SureHarvest, reporting units for our 2021 annual test and concluded that it was more-likely-than-not that the fair value of the reporting unit exceeded its carrying value and, therefore, a two-step impairment test was not necessary. The qualitative assessment compares current performance, expectations and other indicators against what was expected as part of the most recent Step 1 valuation. Consequently, the key estimates and assumptions related to the most recent Step 1 valuation pertaining to this reporting unit had not changed since our previous annual report.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 8 – Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities as of (in thousands):

	December 31,	December 31,
	2021	2020
Income and sales taxes payable	$185	$168
Payroll related accruals	288	271
Customer deposits	76	31
Professional fees and other expenses	161	129
	$710	$599

Note 9 - Notes Payable and Lease Obligations

Long Term Debt

	December 31,	December 31,
	2021	2020
(In thousands)
Paycheck Protection Program Loan	$-	$1,035
Less current portion of notes payable and other long-term debt	-	(463)
Notes payable and other long-term debt	$-	$572

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

Unison Revolving Line of Credit

The Company has a revolving line of credit (“LOC”) agreement which matures on April 12, 2022. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due upon maturity. As of December 31, 2021 and 2020, the effective interest rate was 4.75%. The LOC is collateralized by all the business assets of WFCFO. As of December 31, 2021 and 2020, there were no amounts outstanding under this LOC.

Lease Obligations

We have operating and finance leases for corporate offices, other regional offices, and certain equipment. Our leases have remaining lease terms of 1 year to 15 years, some of which include multiple options to extend the leases for up to 5 years each.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2021	2020
Operating lease cost	$474	$464
Finance lease cost
Amortization of assets	10	8
Interest on finance lease obligations	4	5
Variable lease cost	-	-
Total net lease cost	$488	$477

Included in the table above, is approximately $0.4 million and $0.3 million for the year ended December 31, 2021 and 2020, respectively, of operating lease cost for our corporate headquarters. This space is being leased from The Move, LLC. Our CEO and President, each a related party to WFCF, have a 24.3% jointly-held ownership interest in The Move, LLC.

Rent and lease expense for each of the years ended December 31, 2021 and 2020 was $0.6 million.

Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31, 2021			December 31, 2020
Operating leases:	Related Party	Other	Total	Related Party	Other	Total
Operating lease ROU assets	$2,568	$230	$2,798	$2,755	$238	$2,993

Current operating lease liabilities	201	112	313	179	89	268
Noncurrent operating lease liabilities	2,880	140	3,020	3,079	178	3,257
Total operating lease liabilities	$3,081	$252	$3,333	$3,258	$267	$3,525

Finance leases:	December 31, 2021	December 31, 2020
Right of use asset, at cost	$51	$67
Accumulated amortization	(26)	(30)
Right of use asset, net	$25	$37

Current obligations of finance leases	$13	$13
Finance leases, net of current obligations	19	31
Total finance lease liabilities	$32	$44

Weighted average remaining lease term (in years):
Operating leases	9.1	10.0
Finance leases	3.1	3.7

Weighted average discount rate:
Operating leases	5.7%	5.8%
Finance leases	11.5%	13.0%

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Supplemental cash flow and other information related to leases was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$472	$449
Operating cash flows from finance leases	$4	$5
Financing cash flows from finance leases	$10	$8

Right of use assets obtained in exchange for lease liabilities:
Operating leases	$3,110	$3,531

Maturities of lease liabilities were as follows (in thousands):

Years Ending December 31st,	Operating Leases	Finance Leases
2022	$493	$15
2023	480	10
2024	419	5
2025	417	6
2026	430	-
Thereafter	2,079	-
Total lease payments	4,318	36
Less amount representing interest	(985)	(4)
Total lease obligations	3,333	32
Less current portion	(313)	(13)
Long-term lease obligations	$3,020	$19

Note 10 - Income Taxes

The provision for income taxes consists of the following (in thousands):

	December 31,
	2021	2020
Current income tax expense:
International	$5	$8
Federal	534	398
State	140	79
Total current income tax expense	679	485
Deferred income tax benefit:
Federal	(17)	(20)
State	(3)	(3)
Total deferred income tax benefit	(20)	(23)

Total income tax expense	$659	$462

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

The reconciliation of income taxes calculated at the statutory rates to our effective tax rate is as follows (in thousands):

	December 31,
	2021	2020
Expected tax expense	$759	$388
State tax provision, net	141	66
Permanent differences	4	8
Foreign	40	36
Stock options	(38)	-
PPP loan forgiveness	(253)	-
Other, net	6	(36)

Total income tax expense	$659	$462

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets (liabilities):
Accruals and other	$96	$90
Stock based compensation	145	127
Property and equipment	(35)	(85)
Intangibles assets	258	311
Net deferred tax assets	464	443

Note 11 – Stock Buyback Plan

On September 30, 2019, our Board of Directors approved a new plan to buyback up to ten million additional shares of our common stock from the open market (“Stock Buyback Plan”). Activity under the Stock Buyback Plan by year is as follows (all share and dollar amounts have been adjusted to reflect the 1-for-4 reverse split that occurred in December 2020):

(in thousands, except per share cost)	Number of Shares	Cost of Shares	Average Cost per Share
Balance, January 1, 2020	206	$1,665	$8.08
Shares purchased during 2020	132	1,037	7.86
Balance, December 31, 2020	338	2,702	7.99
Shares purchased during 2021	81	1,105	13.64
Balance, December 31, 2021	419	$3,807	$9.09

The repurchased shares are recorded as part of treasury stock and are accounted for under the cost method.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

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

The amount of stock-based compensation expense is as follows (in thousands):

	Year ended December 31,
	2021	2020
Stock options	$132	$117
Stock awards	158	-
Restricted stock awards	1	4
Total	$291	$121

As of December 31, 2021, the estimated unrecognized compensation cost from unvested awards which will be recognized ratably over the remaining vesting phase is as follows (in thousands):

Years ended December 31st:	Unvested stock options	Unvested restricted stock awards	Total unrecognized compensation expense
2022	$98	$-	$98
2023	40	-	40
2024	11	-	11
2025	-	-	-
	$149	$-	$149

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

The Company estimated the fair value of stock options using the Black-Scholes-Merton option-pricing model with the following assumptions (all share amounts have been adjusted to reflect the 1-for-4 reverse split that occurred in December 2020):

	Year ended December 31,
	2021	2020
Number of options awarded to purchase common shares	17,000	7,000
Risk-free interest rate	0.82%	1.19%
Expected volatility	70.1%	94.7%
Assumed dividend yield	N/A	N/A
Expected life of options from the date of grant	9.8 years	9.8 years

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

Our 2006 Plan provided for the issuance of a maximum of 3.0 million shares of our common stock. The 2006 Plan terminated in September 2016. As of December 31, 2021, the 2006 Plan had 22,126 awards outstanding (all share amounts have been adjusted to reflect the 1-for-4 reverse split that occurred in December 2020).

Our 2016 Plan was ratified by our shareholders in May 2016 and provides for the issuance of a maximum of 5.0 million shares of our common stock, of which 4.9 million shares were still available for issuance as of December 31, 2021 (all share amounts have been adjusted to reflect the 1-for-4 reverse split that occurred in December 2020).

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Stock Option Activity

The Company generally grants stock options to directors, eligible employees and officers as a part of its equity incentive plan. Restrictions and vesting periods for the stock option grants are set forth in the award agreements. A stock option grant represents an option to purchase a defined number of shares of the Company’s common stock to be released from restrictions upon completion of the vesting period. The awards typically vest in equal increments over one to three years. Stock option activity during 2021 and 2020 is summarized as follows (all share and dollar amounts have been adjusted to reflect the 1-for-4 reverse split that occurred in December 2020):

				Weighted avg.
		Weighted avg.	Weighted avg.	remaining
	Number of	exercise price	grant date fair	contractual life	Aggregate
	awards	per share	value per share	(in years)	intrinsic value

Outstanding, January 1, 2020	109,281	$5.84	$6.12	5.97	$601,668
Granted	7,000	7.91	6.89	9.32
Exercised	(5,000)	0.96	0.96	0.50
Expired/Forfeited	(6,195)	7.36	7.26	6.98
Outstanding, December 31, 2020	105,086	$6.25	$6.06	5.38	$814,090
Granted	17,000	14.77	10.90	9.50
Exercised	(19,295)	2.51	3.08	1.58
Expired/Forfeited	(2,556)	7.18	6.88	-
Outstanding, December 31, 2021	100,235	$8.36	$7.53	5.88	$620,445
Exercisable, December 31, 2021					77,919
Unvested, December 31, 2021					22,530

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of our common stock on December 31, 2021 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2021.

During the year ended December 31, 2021, a total of 2,556 options were forfeited, 1,687 of which were unvested. The options were forfeited upon the employees’ termination from the Company. During the year ended December 31, 2020, a total of 6,195 options were forfeited, 2,313 of which were unvested (all share and dollar amounts have been adjusted to reflect the 1-for-4 reverse split that occurred in December 2020).

Stock Activity

The Company grants shares of stock to directors, eligible employees and officers as a part of its equity incentive plan. Any restrictions and vesting periods for the awards are set forth in the award agreements. Each share of stock represents one share of the Company’s common stock. Shares of stock are valued at the closing price of the Company’s common stock on the grant date and are recognized as selling, general and administrative expense over the vesting period of the award.

During 2021, the Company awarded 10,000 shares of the Company’s common stock at a fair market value price of $12.62 per share to an employee of the Company. The Company awarded 2,500 shares of the Company’s stock at a fair market value price of $12.75 to members of the board of the directors. No awards of stock were granted in 2020.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

The following table summarizes activity for non-vested stock awards for the fiscal years presented (all share and dollar amounts have been adjusted to reflect the 1-for-4 reverse split that occurred in December 2020):

Weighted avg.
	Number of	grant date
	options	fair value
Non-vested shares, January 1, 2020	1,250	$10.20
Granted	-	-
Vested	-	-
Forfeited	-	-
Non-vested shares, December 31, 2020	1,250	$10.20
Granted	-	-
Vested	(1,250)	10.20
Forfeited	-	-
Non-vested shares, December 31, 2021	-	$-

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

The following is a reconciliation of the share data used in the basic and diluted income per share computations (all share amounts have been adjusted to reflect the 1-for-4 reverse split that occurred in December 2020):

	Year ended December 31,
(in thousands)	2021	2020
Basic:
Weighted average shares outstanding	6,098	6,162

Diluted:
Weighted average shares outstanding	6,098	6,162
Weighted average effects of dilutive securities	87	59
Total	6,185	6,221

Antidilutive securities:	17	50

The effect of the inclusion of the antidilutive shares would have resulted in an increase in earnings per share. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 14 - Related Party Transactions

In 2021 and 2020, we recorded total net revenue of approximately $56,000 and $39,000, respectively, from related parties. The related parties consisted of a business owned by the father of Leann Saunders, our President, and businesses owned by members of our Board of Directors.

The Company leases its corporate headquarters from a company in which our CEO and President have a 24.3% jointly-held ownership interest (Note 15). Under the related party arrangement, approximately $0.5 million was paid in rent and CAM for our corporate headquarters was included in the consolidated statements of income for each of the years ended December 31, 2021 and 2020, respectively.

Note 15 – Commitments and Contingencies

Operating Leases & Lease Incentive Obligation

The Company leases approximately 15,700 square feet of office space for its corporate headquarters. This space is being leased from The Move, LLC in which our CEO and President, each a related party to the Company, have a 24.3% jointly-held ownership interest. The lease agreement has an initial term of five years plus two renewal periods, which the Company is more likely than not to renew. Total rental payments are approximately $42,600 per month as of December 31, 2021. The rental payments include common area charges and are subject to annual increases over the term of the lease.

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

In December 2018, we entered into a new lease agreement in San Ramon, California for SureHarvest and JVF office space. The lease is for a period of sixty-six months and expires on May 1, 2024. Rental payments are approximately $6,600 per month as of December 31, 2021, which includes common area charges, and are subject to annual increases over the term of the lease.

In June 2021, the Company entered into a new lease agreement in Victoria, British Columbia, Canada for Postelsia office space. The lease is for a period of two years and expires on May 31, 2021. Rental payments are approximately Canadian $1,700 or US$1,340 per month as of December 31, 2021, which includes common area charges, and are not subject to annual increases over the term of the lease.

In December 2021, the Company entered into a lease agreement for the Medina, North Dakota office space. The lease is for sixty-one months and expires on December 31, 2026. Rental payments are approximately $1,000 per month, which includes common area charges, and are not subject to annual increases over the term of the lease.

See Note 9 of our Consolidated Financial Statements for a detailed description of maturities of lease liabilities related to our leases.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Legal Proceedings

From time to time, we may become involved in various legal actions, administrative proceedings and claims in the ordinary course of business. We generally record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable.

Employee Benefit Plan

The Company has established a 401(k) plan for the benefit of our employees. The plan covers substantially all of our employees who have attained age 21. We may make a discretionary matching contribution in an amount that is determined by our Board of Directors. If a matching contribution is made, the amount cannot exceed the elective deferral contributions. For each of the years ended December 31, 2021 and 2020, we made aggregate matching contributions of approximately $0.2 million.

Concentration of Risks

We purchase most of our electronic identification (“EID”) tags from one significant supplier and source the remainder of our EID tags from alternate smaller suppliers. We have been informed by our key tag supplier that materials are becoming scarcer and their ability to meet our need is becoming difficult. In anticipation of this risk, we have worked with all our tag suppliers to build our inventory by purchasing excess supply. Should material shortages continue to impact our tag suppliers, we may be unable to meet the needs of our customers which could materially impact our revenues. Additionally, as demand increases and supply decreases, shortages could have an impact on our costs and margins. Due to the overall uncertainty in our EID tag supply, we are uncertain of the material impact that it may have on our business.

Note 16 – Supplemental Cash Flow Information

	Year ended December 31,
	2021	2020
Cash paid during the year:
Interest expense	$-	$8
Income taxes	$658	$597

Non-cash investing and financing activites:
Equipment acquired under a finance lease	$-	$24

Note 17 - Segments

With each acquisition, we assess the need to disclose discrete information related to our operating segments. Because of the similarities of certain of our acquisitions that provide certification and verification services, we aggregate operations into one verification and certification reportable segment. The operating segments included in the aggregated verification and certification segment include IMI Global, WFCFO, and Validus. The factors considered in determining this aggregated reporting segment include the economic similarity of the businesses, the nature of services provided, production processes, types of customers and distribution methods.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

The Company also determined that it has a software sales and related consulting reportable segment. SureHarvest, which includes Postelsia, is the sole operating segment. This segment includes software and related consulting service revenues.

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

The Company eliminates intercompany transfers between segments for management reporting purposes. The following table shows information for reportable operating segments (in thousands):

	Year ended December 31, 2021				Year ended December 31, 2020
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,947	$999	$-	$2,946
All other assets, net	14,267	3,848	(1,277)	16,838	17,576	3,089	(4,163)	16,502
Total assets	$16,214	$4,847	$(1,277)	$19,784	$19,523	$4,088	$(4,163)	$19,448

Revenues:
Verification and certification service revenue	$16,058	$-	$-	$16,058	$14,254	$-	$-	$14,254
Product sales	3,830	-	-	3,830	3,859	-	-	3,859
Software and related consulting revenue	-	2,044	-	2,044	-	2,077	(114)	1,963
Total revenues	$19,888	$2,044	$-	$21,932	$18,113	$2,077	$(114)	$20,076
Costs of revenues:
Costs of verification and certification services	8,402	-	-	8,402	7,497	-	(90)	7,407
Costs of products	2,441	-	-	2,441	2,508	-	-	2,508
Costs of software and related consulting	-	1,352	-	1,352	-	1,233	-	1,233
Total costs of revenues	10,843	1,352	-	12,195	10,005	1,233	(90)	11,148
Gross profit	9,045	692	-	9,737	8,108	844	(24)	8,928
Depreciation & amortization	597	202	-	799	428	569	-	997
Other operating expenses	6,324	311	-	6,635	5,664	604	(24)	6,244
Segment operating income/(loss)	$2,124	$179	$-	$2,303	$2,016	$(329)	$-	$1,687
Other items to reconcile segment operating income/(loss) to net income/(loss):
Other income/(loss)	1,329	(12)	-	1,317	162	(2)	-	160
Income tax benefit/(expense)	-	-	(659)	(659)	-	-	(462)	(462)
Net income/(loss)	$3,453	$167	$(659)	$2,961	$2,178	$(331)	$(462)	$1,385

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based in this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to directors required by Item 10 will be included in our definitive proxy statement with respect to our 2022 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed within 120 days after the close of the 2021 fiscal year, and is hereby incorporated by reference.

Information relating to compliance with Section 16(a) of the Exchange Act required by Item 10 will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2021 fiscal year, and is hereby incorporated by reference.

Information regarding executive officers is included in Part I of this Annual Report on Form 10-K under the caption “Information About our Executive Officers.”

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

ITEM 11. EXECUTIVE COMPENSATION

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2021 fiscal year, and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2021 fiscal year, and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2021 fiscal year, and is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2021 fiscal year, and is hereby incorporated by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Document Name
2.1	Asset Purchase and Contribution Agreement, dated as of September 16, 2013, by and among Praedium Ventures, LLC; the Members of Praedium Ventures, LLC; Where Food Comes From, Inc. and Validus Verification Services LLC	Incorporated by reference from Registrant’s Current Report on Form 8-K filed September 19, 2013

2.2	Asset Purchase Agreement, dated as of December 28, 2016, by and among Where Food Comes From, Inc., SureHarvest Services, LLC, SureHarvest, Inc. and Jeff Dlott	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 30, 2016

2.3	Asset Purchase Agreement, dated as of May 16, 2018, between Where Food Comes From, Inc. and Sow Organic, LLC	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed August 14, 2018

2.4	Purchase Agreement, dated as of August 9, 2018, between Where Food Comes From, Inc. and Progressive Beef, LLC	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed November 13, 2018

3.1	Articles of Incorporation	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006

3.2	Articles of Amendment	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 5, 2012

3.3	By-laws of the Registrant	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006

4.1	Form of the Registrant’s Common Stock Certificate	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed June 22, 2006

4.2	Description of Registrant’s Securities	Filed herewith

10.1	2006 Equity Incentive Plan*	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006

10.2	2016 Equity Incentive Plan*	Incorporated by reference from Registrant’s Current Report on Form 8-K filed May 10, 2016

10.3	Employment Agreement dated January 1, 2006 between the Registrant and John K. Saunders *	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006

10.4	Employment Agreement dated January 1, 2006 between the Registrant and Leann Saunders *	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006

10.5	Purchase and Exchange Agreement, dated as of February 29, 2012, by and among Integrated Management Information, Inc. and International Certification Services, Inc.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 2, 2012

10.6	Shareholders’ Agreement, dated as of February 29, 2012, by and among Integrated Management Information, Inc. and International Certification Services, Inc. and the selling shareholders.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 2, 2012

10.7	Amended and Restated Operating Agreement of Validus Verification Services LLC, dated as of September 16, 2013	Incorporated by reference from Registrant’s Current Report on Form 8-K filed September 19, 2013

10.8	Lease Agreement between Move LLC and Where Food Comes From, Inc.	Incorporated by reference from Registrant’s Annual Report on Form 10-K filed February 28, 2017

10.9	First Amendment to Lease Agreement between Move LLC and Where Food Comes From, Inc.	Incorporated by reference from Registrant’s Annual Report on Form 10-K filed April 2, 2018

10.10	Employment Agreement, effective December 28, 2016, by and between SureHarvest Services, LLC and Jeff Dlott *	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 30, 2016

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Causey Demgen & Moore, P.C.	Filed herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

101	The following materials from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Cash Flows, (4) Consolidated Statements of Equity and (5) Notes to Consolidated Financial Statements.

104	Cover Page formatted in Inline XBRL and contained in Exhibit 101

* Indicates a management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2022	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
		Name:	John K. Saunders
		Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John K. Saunders	Chairman and CEO	February 28, 2022
John K. Saunders	(Principal Executive Officer)

/s/ Leann Saunders	President and Director	February 28, 2022
Leann Saunders

/s/ Dannette Henning	Chief Financial Officer	February 28, 2022
Dannette Henning	(Principal Financial Officer)

/s/ Tom Heinen	Director	February 28, 2022
Tom Heinen

/s/ Pete Lapaseotes	Director	February 28, 2022
Pete Lapaseotes

/s/ Adam Larson	Director	February 28, 2022
Adam Larson

/s/ Graeme P. Rein	Director	February 28, 2022
Graeme P. Rein

/s/ Michael D. Smith	Director	February 28, 2022
Michael D. Smith

