Form 10-K/A
period 2021-12-31
Where Food Comes From, Inc.
filed 2022-04-05
CIK 1360565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2021, the last business day of our most recently completed second fiscal quarter, was $43,935,063, based on the closing stock price of $15.47 on June 30, 2021. All dollar amounts and share information has been adjusted to reflect the 1-for-4 reverse split that occurred in December 2020.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 25, 2022 was 6,074,395.

DOCUMENTS INCORPORATED BY REFERENCE: Part III is incorporated by reference from the registrant’s Definitive Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed, pursuant to Regulation 14A, within 120 days after the close of the registrant’s 2021 fiscal year.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Where Food Comes From, Inc. (the “Company”) for the year ended December 31, 2021 (the “Original Filing”), that was originally filed with the U.S. Securities and Exchange Commission on February 28, 2021, is to update the shares of common stock outstanding as of February 25, 2022 to 6,074,395 on the Cover Page. In Item 1A. Risk Factors, change the aggregate beneficial ownership of John Saunders, our Chairman and CEO, and Leann Saunders, our President to 28% of our common stock and the Saunders, together with the rest of the Board beneficially owns 54% of our common stock.

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

PART II – OTHER INFORMATION

ITEM 6 — EXHIBITS

Exhibit No.	Description

101**	The Cover Page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL).
101**	Item 1A. Risk Factors from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline Extensible Business Reporting Language (iXBRL)

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 5, 2022	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

By:	/s/ Dannette Henning
Chief Financial Officer

ITEM 1A. RISK FACTORS

Directors, executive officers, principal stockholders and affiliated entities beneficially own or control a significant amount of our outstanding common stock and together meaningfully influence our activities.

As of February 25, 2022, John Saunders, our Chairman and CEO, and Leann Saunders, our President, beneficially owned in the aggregate approximately 28% of our common stock. The Saunders, together with the rest of our Board, beneficially own approximately 54% of our common stock. These directors and officers, if they determine to vote in the same manner, would have a significant impact on the outcome of any matter requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions or terms of any liquidation. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that may be favored by other shareholders. This could prevent transactions in which shareholders might otherwise recover a premium for their shares over current market prices.