Form 10-Q
period 2022-03-31
Where Food Comes From, Inc.
filed 2022-05-12
CIK 1360565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2022

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 29, 2022, was 6,023,841.

Where Food Comes From, Inc.

Table of Contents

March 31, 2022

Where Food Comes From, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
(Amounts in thousands, except per share amounts)	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,093	$5,414
Accounts receivable, net of allowance	2,200	2,178
Inventory	815	767
Prepaid expenses and other current assets	381	325
Total current assets	9,489	8,684
Property and equipment, net	1,210	1,295
Right-of-use assets, net	2,744	2,823
Investment in Progressive Beef	991	991
Intangible and other assets, net	2,491	2,581
Goodwill, net	2,946	2,946
Deferred tax assets, net	483	464
Total assets	$20,354	$19,784

Liabilities and Equity
Current liabilities:
Accounts payable	$594	$447
Accrued expenses and other current liabilities	1,324	710
Deferred revenue	1,277	1,513
Current portion of finance lease obligations	12	13
Current portion of operating lease obligations	314	313
Total current liabilities	3,521	2,996
Finance lease obligations, net of current portion	17	19
Operating lease obligation, net of current portion	2,941	3,020
Total liabilities	6,479	6,035
Commitments and contingencies
Equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 95,000 shares authorized; 6,491 (2022) and 6,489 (2021) shares issued, and 6,039 (2022) and 6,071 (2021) shares outstanding	6	6
Additional paid-in-capital	12,006	11,955
Treasury stock of 452 (2022) and 419 (2021) shares	(4,229)	(3,807)
Retained earnings	6,092	5,595
Total equity	13,875	13,749
Total liabilities and stockholders’ equity	$20,354	$19,784

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
(Amounts in thousands, except per share amounts)	2022	2021
Revenues:
Verification and certification service revenue	$3,784	$3,263
Product sales	1,007	724
Software and related consulting revenue	1,365	453
Total revenues	6,156	4,440
Costs of revenues:
Costs of verification and certification services	2,036	1,793
Costs of products	537	457
Costs of software and related consulting	1,186	328
Total costs of revenues	3,759	2,578
Gross profit	2,397	1,862
Selling, general and administrative expenses	1,774	1,773
Income from operations	623	89
Other income/(expense):
Dividend income from Progressive Beef	50	30
Other income, net	-	1
Loan forgiveness from Paycheck Protection Program	-	1,037
Gain on sale of assets	-	9
Loss on foreign currency exchange	(12)	(2)
Interest expense	(1)	(3)
Income before income taxes	660	1,161
Income tax expense	163	11
Net income	$497	$1,150

Per share - net income:
Basic	$0.08	$0.19
Diluted	$0.08	$0.19

Weighted average number of common shares outstanding:
Basic	6,067	6,136
Diluted	6,150	6,231

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(Amounts in thousands)	2022	2021

Operating activities:
Net income	$497	$1,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	195	202
Gain on sale of assets	-	(9)
Stock-based compensation expense	51	25
Deferred tax (benefit) / expense	(19)	34
Bad debt expense	5	28
Forgiveness of note payable from Paycheck Protection Program	-	(1,037)
Changes in operating assets and liabilities:
Accounts receivable	(27)	614
Inventory	(48)	(350)
Prepaid expenses and other assets	(56)	(31)
Accounts payable	147	26
Accrued expenses and other current liabilities	613	309
Deferred revenue	(236)	203
Right of use assets and liabilities, net	(2)	2
Net cash provided by operating activities	1,120	1,166

Investing activities:
Purchases of property, equipment and software development costs	(16)	(170)
Net cash used in investing activities	(16)	(170)

Financing activities:
Repayments of finance lease obligations	(3)	(3)
Proceeds from stock option exercise	-	40
Stock repurchase under Stock Buyback Plan	(422)	(411)
Net cash used in financing activities	(425)	(374)
Net change in cash	679	622
Cash at beginning of period	5,414	4,374
Cash at end of period	$6,093	$4,996

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statement of Equity

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
(Amounts in thousands)	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2020	6,118	$6	$11,612	$(2,702)	$3,548	$12,464
Stock-based compensation expense	-	-	25	-	-	25
Stock options exercised	18	-	40	-	-	40
Repurchase of common shares under Stock Buyback Plan	(29)	-	-	(411)	-	(411)
Net income	-	-	-	-	1,150	1,150
Balance at March 31, 2021	6,107	$6	$11,677	$(3,113)	$4,698	$13,268

Balance at December 31, 2021	6,071	$6	$11,955	$(3,807)	$5,595	$13,749
Stock-based compensation expense	2	-	51	-	-	51
Repurchase of common shares under Stock Buyback Plan	(34)	-	-	(422)	-	(422)
Net income	-	-	-	-	497	497
Balance at March 31, 2022	6,039	$6	$12,006	$(4,229)	$6,092	$13,875

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

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2021, included in our Form 10-K filed on February 28, 2022. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform to current year presentation. Net income and shareholders’ equity were not affected by these reclassifications. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

Note 2 – Basic and Diluted Net Income per Share

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

The following is a reconciliation of the share data used in the basic and diluted income per share computations (amounts in thousands):

	Three months ended March 31,
	2022	2021
Basic:
Weighted average shares outstanding	6,067	6,136

Diluted:
Weighted average shares outstanding	6,067	6,136
Weighted average effects of dilutive securities	83	95
Total	6,150	6,231

Antidilutive securities:	17	-

The effect of the inclusion of the antidilutive shares would have resulted in an increase in earnings per share. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 3 - Investment in Progressive Beef, LLC

For the three months ended March 31, 2022 and 2021, the Company received dividend income from Progressive Beef of $50,000 and $30,000, respectively, representing a distribution of their earnings. The income is reflected within the “Other income/(expense)” section of the Company’s Consolidated Statement of Operations for the three months ended March 31, 2022 and 2021.

Note 4 – Intangible and Other Assets

The following table summarizes our intangible and other assets (amounts in thousands, except useful life):

	March 31,	December 31,	Estimated
	2022	2021	Useful Life
Intangible assets subject to amortization:
Tradenames and trademarks	$417	$417	2.5 - 8.0 years
Accreditations	75	75	5.0 years
Customer relationships	3,664	3,664	3.0 - 15.0 years
Patents	970	970	4.0 years
Non-compete agreements	121	121	5.0 years
	5,247	5,247
Less accumulated amortization	3,246	3,154
	2,001	2,093
Tradenames/trademarks (not subject to amortization)	465	465
	2,466	2,558
Other assets	25	23
Intangible and other assets:	$2,491	$2,581

Note 5 – Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities as of (amounts in thousands):

	March 31,	December 31,
	2022	2021

Income and sales taxes payable	$376	$185
Payroll related accruals	412	288
Customer deposits	101	76
Professional fees and other expenses	435	161
	$1,324	$710

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 6 – Notes Payable

Unison Revolving Line of Credit

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2025. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. As of March 31, 2022 and December 31, 2021, the effective interest rate was 5.00% and 4.75%, respectively. The LOC is collateralized by all the business assets of ICS. As of March 31, 2022, and December 31, 2021, there were no amounts outstanding under this LOC.

Note 7 – Stock-Based Compensation

In addition to cash compensation, the Company may compensate certain service providers, including employees, directors, consultants, and other advisors, with equity-based compensation in the form of stock options, stock awards and restricted stock awards. The Company recognizes all equity-based compensation as stock-based compensation expense based on the fair value of the compensation measured at the grant date. For stock options, fair value is calculated at the date of grant using the Black-Scholes-Merton option pricing model. For stock awards and restricted stock awards, fair value is the closing stock price for the Company’s common stock on the grant date. The expense is recognized over the vesting period of the grant. For the periods presented, all stock-based compensation expense was classified as a component within selling, general and administrative expense in the Company’s consolidated statements of operations.

The amount of stock-based compensation expense is as follows (amounts in thousands):

	Three months ended March 31,
	2022	2021
Stock options	$31	$24
Stock awards	20	-
Restricted stock awards	-	1
Total	$51	$25

During the three months ended March 31, 2022, the Company awarded 1,500 shares of the Company’s common stock at a fair market value price of $13.45 per share to an employee of the Company. During the three months ended March 31, 2021, no stock options were awarded.

The estimated unrecognized compensation cost from unvested awards which will be recognized ratably over the remaining vesting phase is as follows (amounts in thousands):

Years ended December 31st:	Unvested stock options	Unvested restricted stock awards	Total unrecognized compensation expense
2022 (remaining nine months)	$67	$-	$67
2023	40	-	40
2024	11	-	11
	$118	$-	$118

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

Stock Option Activity

Stock option activity under our Equity Incentive Plans is summarized as follows:

				Weighted avg.
		Weighted avg.	Weighted avg.	remaining
	Number of	exercise price	grant date fair	contractual life	Aggregate
	awards	per share	value per share	(in years)	intrinsic value

Outstanding, December 31, 2021	100,235	$8.36	$7.53	5.88	$620,445
Granted	-	$-	$-	-
Exercised	-	$-	$-	-
Expired/Forfeited	-	$-	$-	-
Outstanding, March 31, 2022	100,235	$8.36	$7.53	5.63	$365,787
Exercisable, March 31, 2022	79,587	$7.03	$6.85	4.75	$351,711
Unvested, March 31, 2022	20,648	$13.50	$10.14	9.04	$14,076

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on March 31, 2022 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on March 31, 2022.

Stock Activity

Non-vested stock award activity under our Equity Incentive Plans is summarized as follows:

Weighted avg.
	Number of	grant date
	options	fair value
Non-vested shares, December 31, 2021	-	$-
Granted	1,500	$13.45
Vested	(1,500)	$13.45
Forfeited	-	$-
Non-vested shares, March 31, 2022	-	$-

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

The provision or benefit for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three months ended March 31, 2022 we recorded an income tax expense of approximately $163,000, compared to income tax expense of $11,000 for the same 2021 period. The effective tax rate for the three months ended March 31, 2021 was favorably impacted by the non-taxability of the PPP loan forgiveness income.

Note 9 - Revenue Recognition

Disaggregation of Revenue

We have identified three material revenue categories in our business: (i) verification and certification service revenue, (ii) product sales, (iii) software and related consulting revenue.

Revenue attributable to each of our identified revenue categories is disaggregated in the table below (amounts in thousands).

	Three months ended March 31, 2022				Three months ended March 31, 2021
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals

Revenues:
Verification and certification service revenue	$3,784	$-	$-	$3,784	$3,263	$-	$-	$3,263
Product sales	1,007	-	-	1,007	724	-	-	724
Software and related consulting revenue	-	1,365	-	1,365	-	453	-	453
Total revenues	$4,791	$1,365	$-	$6,156	$3,987	$453	$-	$4,440

Contract Balances

As of March 31, 2022 and December 31, 2021, accounts receivable from contracts with customers, net of allowance for doubtful accounts, was approximately $2.2 million.

As of March 31, 2022 and December 31, 2021, deferred revenue from contracts with customers was approximately $1.3 and $1.5 million, respectively. The balance of the contract liabilities at March 31, 2022 and December 31, 2021 are expected to be recognized as revenue within one year or less of the invoice date.

The following table reflects the changes in our contract liabilities during the three month period ended March 31, 2022 (amounts in thousands):

Deferred revenue:
Unearned revenue December 31, 2021	$1,513
Unearned billings	1,771
Revenue recognized	(2,007)
Unearned revenue March 31, 2022	$1,277

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 10 – Leases

The components of lease expense were as follows (amounts in thousands):

	Three months ended March 31,
	2022	2021
Operating lease cost	$123	$116
Finance lease cost
Amortization of assets	2	2
Interest on finance lease obligations	1	1
Variable lease cost	-	-
Total net lease cost	$126	$119

Included in the table above, is $0.1 million for the three months ended March 31, 2022 and 2021, of operating lease cost for our corporate headquarters. This space is being leased from The Move, LLC. Our CEO and President, each a related party to WFCF, have a 24.3% jointly-held ownership interest in The Move, LLC.

Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	March 31, 2022			December 31, 2021
Operating leases:	Related Party	Other	Total	Related Party	Other	Total
Operating lease ROU assets	$2,518	$203	$2,721	$2,568	$230	$2,798

Current operating lease liabilities	$206	$108	$314	$201	$112	$313
Noncurrent operating lease liabilities	2,826	115	2,941	2,880	140	3,020
Total operating lease liabilities	$3,032	$223	$3,255	$3,081	$252	$3,333

	March 31, 2022	December 31, 2021
Finance leases:
Property and equipment, at cost	$51	$51
Accumulated amortization	(28)	(26)
Property and equipment, net	$23	$25

Current obligations of finance leases	$12	$13
Finance leases, net of current obligations	17	19
Total finance lease liabilities	$29	$32
Weighted average remaining lease term (in years):
Operating leases	8.9	9.1
Finance leases	2.9	3.1

Weighted average discount rate:
Operating leases	5.7%	5.7%
Finance leases	11.1%	11.5%

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Supplemental cash flow and other information related to leases was as follows (amounts in thousands):

	Three months ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$125	$114
Operating cash flows from finance leases	$1	$1
Financing cash flows from finance leases	$3	$3

ROU assets obtained in exchange for lease liabilities:
Operating leases	$3,110	$3,531

Maturities of lease liabilities were as follows (amounts in thousands):

Years Ending December 31st,	Operating Leases	Finance Leases
2022 (nine remaining months)	$369	$11
2023	480	10
2024	419	5
2025	417	6
2026	430	-
Thereafter	2,078	-
Total lease payments	4,193	32
Less amount representing interest	(938)	(3)
Total lease obligations	3,255	29
Less current portion	(314)	(12)
Long-term lease obligations	$2,941	$17

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

The Company eliminates intercompany transfers between segments for management reporting purposes. The following table shows information for reportable operating segments (amounts in thousands):

	Three months ended March 31, 2022				Three months ended March 31, 2021
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,947	$999	$-	$2,946
All other assets, net	14,860	3,815	(1,267)	17,408	17,545	2,891	(3,694)	16,742
Total assets	$16,807	$4,814	$(1,267)	$20,354	$19,492	$3,890	$(3,694)	$19,688

Revenues:
Verification and certification service revenue	$3,784	$-	$-	$3,784	$3,263	$-	$-	$3,263
Product sales	1,007	-	-	1,007	724	-	-	724
Software and related consulting revenue	-	1,365	-	1,365	-	453	-	453
Total revenues	$4,791	$1,365	$-	$6,156	$3,987	$453	$-	$4,440
Costs of revenues:
Costs of verification and certification services	2,036	-	-	2,036	1,793	-	-	1,793
Costs of products	537	-	-	537	457	-	-	457
Costs of software and related consulting	-	1,186	-	1,186	-	328	-	328
Total costs of revenues	2,573	1,186	-	3,759	2,250	328	-	2,578
Gross profit	2,218	179	-	2,397	1,737	125	-	1,862
Depreciation & amortization	145	50	-	195	151	51	-	202
Other operating expenses	1,513	66	-	1,579	1,479	92	-	1,571
Segment operating income/(loss)	$560	$63	$-	$623	$107	$(18)	$-	$89
Other items to reconcile segment operating income (loss) to net income/(loss):
Other income / (expense)	49	(12)	-	37	35	-	1,037	1,072
Income tax expense	-	-	(163)	(163)	-	-	(11)	(11)
Net income/(loss)	$609	$51	$(163)	$497	$142	$(18)	$1,026	$1,150

Note 13 – Supplemental Cash Flow Information

	Three months ended March 31,
(Amounts in thousands)	2022	2021
Cash paid during the year:
Interest expense	$-	$1
Income taxes	$-	$-

Note 14 – Subsequent Events

The Company has had no material, significant or unusual transactions or events from the financial statement date through the issuance of the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Form 10−K for the fiscal year ended December 31, 2021. The following discussion and analysis includes historical and certain forward−looking information that should be read together with the accompanying consolidated financial statements, related footnotes and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward−looking statements.

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

Coronavirus Pandemic (COVID-19)

The recent uptick in COVID-19 outbreaks has continued to impact our business. Due to safety and social distancing reasons, some customers have requested postponement of onsite visits. We continue to work with our customers and standard setting bodies to identify innovative solutions. Additionally, in late 2021, we were informed by our key tag supplier that materials were becoming scarcer and the ability to meet our need was difficult. In anticipation of this risk, we worked with all our tag suppliers to build our inventory by purchasing excess supply. We believe we have reduced this risk, however, should material shortages continue to impact our tag suppliers, we may be unable to meet the needs of our customers which could materially impact our revenues.

We continue to monitor the COVID-19 situation closely and will react accordingly to any future restrictions or limitations, while keeping the interest of our customers and business in mind. Please refer to our risk factors included in our Form 10-K for the fiscal year ended December 31, 2021 for additional information related to COVID-19.

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

Liquidity and Capital Resources

At March 31, 2022, we had cash and cash equivalents of approximately $6.1 million compared to approximately $5.4 million at December 31, 2021. Our working capital at March 31, 2022 was approximately $6.0 million compared to $5.7 million at December 31, 2021.

Net cash provided by operating activities for the three months ended March 31, 2022 was approximately $1.1 million compared to $1.2 million during the same period in 2021. Net cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock-based compensation expense, forgiveness of Paycheck Protection Program loan, and deferred taxes. Fluctuations are primarily due to operating performance offset by the timing of cash receipts and cash disbursements. The cash provided by operating activities for the period ending March 31, 2022 was primarily driven by a change in accrued expenses and prepaid expenses. The cash provided by operating activities for the period ending March 31, 2021 was primarily driven by a change in accounts receivable, inventory and accrued expenses and other current liabilities.

Net cash used in investing activities for the three months ended March 31, 2022, was approximately $16,000 compared to $0.2 million in the 2021 period. Net cash used in the period ending March 31, 2022 and 2021 was primarily for the further development of internal use software.

Net cash used in financing activities for the three months ended March 31, 2022 and 2021 was approximately $0.4 million. Cash used for the periods ending March 31, 2022 and 2021, was primarily due to the repurchase of common shares under the Stock Buyback Plan.

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

Our plan for continued growth is primarily based on diversification and bundling opportunities in our product offerings within national and international markets, as well as, potential acquisitions. We believe that there are significant growth opportunities available to us because of growing consumer awareness and demand on a national level. Internationally, a quality verification program is often the only way to overcome import or export restrictions.

Debt Facility

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2025. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due upon maturity. As of March 31, 2022, and December 31, 2021, the effective interest rate was 5.00% and 4.75%, respectively. The LOC is collateralized by all the business assets of Where Food Comes From Organic, Inc. (“WFCFO”). As of March 31, 2022, and December 31, 2021, there were no amounts outstanding under this LOC.

Off-Balance Sheet Arrangements

As of March 31, 2022, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Three months ended March 31, 2022 compared to the same period in fiscal year 2021

The following table shows information for reportable operating segments (amounts in thousands):

	Three months ended March 31, 2022				Three months ended March 31, 2021
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,947	$999	$-	$2,946
All other assets, net	14,860	3,815	(1,267)	17,408	17,545	2,891	(3,694)	16,742
Total assets	$16,807	$4,814	$(1,267)	$20,354	$19,492	$3,890	$(3,694)	$19,688

Revenues:
Verification and certification service revenue	$3,784	$-	$-	$3,784	$3,263	$-	$-	$3,263
Product sales	1,007	-	-	1,007	724	-	-	724
Software and related consulting revenue	-	1,365	-	1,365	-	453	-	453
Total revenues	$4,791	$1,365	$-	$6,156	$3,987	$453	$-	$4,440
Costs of revenues:
Costs of verification and certification services	2,036	-	-	2,036	1,793	-	-	1,793
Costs of products	537	-	-	537	457	-	-	457
Costs of software and related consulting	-	1,186	-	1,186	-	328	-	328
Total costs of revenues	2,573	1,186	-	3,759	2,250	328	-	2,578
Gross profit	2,218	179	-	2,397	1,737	125	-	1,862
Depreciation & amortization	145	50	-	195	151	51	-	202
Other operating expenses	1,513	66	-	1,579	1,479	92	-	1,571
Segment operating income/(loss)	$560	$63	$-	$623	$107	$(18)	$-	$89
Other items to reconcile segment operating income (loss) to net income/(loss):
Other income / (expense)	49	(12)	-	37	35	-	1,037	1,072
Income tax expense	-	-	(163)	(163)	-	-	(11)	(11)
Net income/(loss)	$609	$51	$(163)	$497	$142	$(18)	$1,026	$1,150

Verification and Certification Segment

Verification and certification service revenues consist of fees charged for verification audits and other verification services that the Company performs for customers. Fees earned from our WFCF labeling program are also included in our verification and certification revenues as it represents a value-added extension of our source verification. Verification and certification service revenue for the three months ended March 31, 2022 increased 16.0% compared to the same period in 2021, primarily due to increased customer demand for our product offerings.

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. Product sales for the three months ended March 31, 2022 increased 39.0% compared to the same period in 2021, primarily due to increased pricing, increased demand and limited supply elsewhere in the market.

Costs of revenues for our verification and certification segment for the three months ended March 31, 2022 were approximately $2.0 million compared to approximately $1.8 million for the same period in 2021. Gross margin for the three months ended March 31, 2022 was 46.3% compared to 43.6% in 2021 primarily due to a change in product mix of our offerings which included new customers and new offerings. Our margins are generally impacted by various costs such as cost of products, salaries and benefits, insurance and taxes.

Other operating expenses for the three months ended March 31, 2022 slightly increased by approximately 2.3% compared to the same three month period in 2021. The increase was primarily due to increased compensation expense related to an increase in headcount. Depreciation and amortization expense for the three months ended March 31, 2022 decreased 4.0% compared to the same three month period in 2021.

Software and Related Consulting Segment

Software and related consulting revenue primarily represents fees earned from a wide range of professional consulting services and technology solutions that support our verification business and generate incremental revenue specific to the food and agricultural industry. Software and related consulting revenue for the three months ended March 31, 2022 increased approximately 201.3% compared to the same period in 2021. The three month increase is due to a significant short-term engagement with a Japanese party to promote Japanese seafood products into the American supply chain. While we are hopeful that the engagement will be an annual recurring source of revenue for our consulting segment, as well as a potential opportunity for our verification and certification segment, we can give no assurance that it will be an ongoing source of revenue. Additionally, because this was a short-term engagement, it is not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Costs of revenues for our software and related consulting segment for the three months ended March 31, 2022 and 2021 was approximately $1.2 and $0.3 million, respectively. Gross margin for the three months ended March 31, 2022 decreased to 13.1% compared to 27.6% for the same period in 2021. The three month decrease in gross margin is due primarily to increased cost of contract labor to support the short-term consulting engagement mentioned above.

Other operating expenses for the three months ended March 31, 2022 decreased approximately 28.3% compared to the same period in 2021. Depreciation and amortization for the three months ended March 31, 2022 decreased 2.0% compared to the same three month period in 2021. The decrease is predominately due to a reduction in headcount resulting in less compensation expense.

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

Dividend Income from Progressive Beef

For the three months ended March 31, 2022 and 2021, the Company received dividend income of $50,000 and $30,000, respectively, from Progressive Beef representing a distribution of their earnings.

Income Tax Expense

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three months ended March 31, 2022, we recorded income tax expense of approximately $163,000 compared to income tax expense of $11,000 for the same period in 2021. The effective tax rate for the three months ended March 31, 2021 was favorably impacted by the non-taxability of the PPP loan forgiveness income.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the three months ended March 31, 2022 was approximately $0.5 million and $0.08 per basic and diluted common share, respectively, compared to net income of approximately $1.2 million and $0.19 per basic and diluted common share for the same period in 2021.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2021 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2022, the Company recognizes the coronavirus pandemic may have a continued economic impact on the Company, but management does not know and cannot estimate what the long-term financial impact may be. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On September 30, 2019, our Board of Directors approved a new plan to buyback up to ten million additional shares of our common stock from the open market (“Stock Buyback Plan”). Activity for the three months ended March 31, 2022 is as follows:

	Number of Shares	Cost of Shares (in thousands)	Average Cost per Share
Shares purchased - January 2022	9,550	$135	$14.17
Shares purchased - February 2022	15,000	178	$11.85
Shares purchased - March 2022	9,000	109	$12.11
Total	33,550	$422	$12.58

ITEM 6. EXHIBITS

(a) Exhibits

Number	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2022	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

By:	/s/ Dannette Henning
Chief Financial Officer

