Form 10-Q
period 2022-06-30
Where Food Comes From, Inc.
filed 2022-08-11
CIK 1360565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2022

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of July 29, 2022, was 5,953,591.

Where Food Comes From, Inc.

Table of Contents

June 30, 2022

Where Food Comes From, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
(Amounts in thousands, except per share amounts)	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,408	$5,414
Accounts receivable, net of allowance	1,963	2,178
Inventory	877	767
Prepaid expenses and other current assets	797	325
Total current assets	10,045	8,684
Property and equipment, net	1,119	1,295
Right-of-use assets, net	2,736	2,823
Investment in Progressive Beef	991	991
Intangible and other assets, net	2,578	2,581
Goodwill, net	2,946	2,946
Deferred tax assets, net	497	464
Total assets	$20,912	$19,784

Liabilities and Equity
Current liabilities:
Accounts payable	$721	$447
Accrued expenses and other current liabilities	1,608	710
Deferred revenue	1,822	1,513
Current portion of finance lease obligations	11	13
Current portion of operating lease obligations	331	313
Total current liabilities	4,493	2,996
Finance lease obligations, net of current portion	15	19
Operating lease obligation, net of current portion	2,916	3,020
Total liabilities	7,424	6,035

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 95,000 shares authorized; 6,492 (2022) and 6,489 (2021) shares issued, and 5,979 (2022) and 6,071 (2021) shares outstanding	6	6
Additional paid-in-capital	12,045	11,955
Treasury stock of 513 (2022) and 419 (2021) shares	(4,877)	(3,807)
Retained earnings	6,314	5,595
Total equity	13,488	13,749
Total liabilities and stockholders’ equity	$20,912	$19,784

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,
(Amounts in thousands, except per share amounts)	2022	2021
Revenues:
Verification and certification service revenue	$3,964	$3,695
Product sales	878	964
Software and related consulting revenue	489	482
Total revenues	5,331	5,141
Costs of revenues:
Costs of verification and certification services	2,325	2,132
Costs of products	522	648
Costs of software and related consulting	354	352
Total costs of revenues	3,201	3,132
Gross profit	2,130	2,009
Selling, general and administrative expenses	1,817	1,727
Income from operations	313	282
Other income/(expense):
Dividend income from Progressive Beef	50	30
Other income, net	1	-
Loss on foreign currency exchange	(23)	(5)
Interest expense	(1)	(1)
Income before income taxes	340	306
Income tax expense	118	104
Net income	$222	$202

Per share - net income:
Basic	$0.04	$0.03
Diluted	$0.04	$0.03

Weighted average number of common shares outstanding:
Basic	6,013	6,100
Diluted	6,096	6,186

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Operations

(Unaudited)

	Six months ended June 30,
(Amounts in thousands, except per share amounts)	2022	2021
Revenues:
Verification and certification service revenue	$7,748	$6,958
Product sales	1,885	1,688
Software and related consulting revenue	1,854	935
Total revenues	11,487	9,581
Costs of revenues:
Costs of verification and certification services	4,361	3,925
Costs of products	1,059	1,105
Costs of software and related consulting	1,540	680
Total costs of revenues	6,960	5,710
Gross profit	4,527	3,871
Selling, general and administrative expenses	3,591	3,500
Income from operations	936	371
Other income/(expense):
Dividend income from Progressive Beef	100	60
Other income, net	1	1
Loan forgiveness from Paycheck Protection Program	-	1,037
Gain on sale of assets	-	9
Loss on foreign currency exchange	(35)	(7)
Interest expense	(2)	(4)
Income before income taxes	1,000	1,467
Income tax expense	281	115
Net income	$719	$1,352

Per share - net income:
Basic	$0.12	$0.22
Diluted	$0.12	$0.22

Weighted average number of common shares outstanding:
Basic	6,053	6,151
Diluted	6,136	6,241

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(Amounts in thousands)	2022	2021

Operating activities:
Net income	$719	$1,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	392	401
Gain on sale of assets	-	(9)
Stock-based compensation expense	83	54
Deferred tax (benefit) / expense	(33)	3
Bad debt expense	17	40
Forgiveness of note payable from Paycheck Protection Program	-	(1,037)
Changes in operating assets and liabilities:
Accounts receivable	198	477
Inventory	(110)	(885)
Prepaid expenses and other assets	(472)	106
Accounts payable	274	73
Accrued expenses and other current liabilities	897	519
Deferred revenue	309	521
Right of use assets and liabilities, net	(4)	5
Net cash provided by operating activities	2,270	1,620

Investing activities:
Purchase of digital assets	(178)	-
Purchases of property, equipment and software development costs	(29)	(128)
Net cash used in investing activities	(207)	(128)

Financing activities:
Repayments of finance lease obligations	(6)	(7)
Proceeds from stock option exercise	7	44
Stock repurchase under Stock Buyback Plan	(1,070)	(606)
Net cash used in financing activities	(1,069)	(569)
Net change in cash	994	923
Cash at beginning of period	5,414	4,374
Cash at end of period	$6,408	$5,297

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

Where Food Comes From, Inc.

Consolidated Statement of Equity

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
(Amounts in thousands)	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2021	6,071	$6	$11,955	$(3,807)	$5,595	$13,749
Stock-based compensation expense	2	-	51	-	-	51
Repurchase of common shares under Stock Buyback Plan	(34)	-	-	(422)	-	(422)
Net income	-	-	-	-	497	497
Balance at March 31, 2022	6,039	$6	$12,006	$(4,229)	$6,092	$13,875

Stock-based compensation expense	-	-	32	-	-	32
Stock options exercised	1	-	7	-	-	7
Repurchase of common shares under Stock Buyback Plan	(61)	-	-	(648)	-	(648)
Net income	-	-	-	-	222	222
Balance at June 30, 2022	5,979	$6	$12,045	$(4,877)	$6,314	$13,488

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - The Company and Basis of Presentation

Business Overview

Where Food Comes From, Inc. is a Colorado corporation based in Castle Rock, Colorado (“WFCF”, the “Company,” “our,” “we,” or “us”). We are an independent, third-party food verification company conducting both on-site and desk audits to verify that claims being made about livestock, food, other high-value specialty crops, agricultural and aquaculture products are accurate. We care about food, agricultural and aquaculture products, how it is grown and raised, the quality of what we eat, what farmers and ranchers do, and authentically telling that story to the consumer. Our team visits farms and ranches and looks at their plants, animals, and records, and compares the information we collect to specific standards or claims that farms and ranches want to make about how they are producing food. We strive to ensure that everyone involved in the food business - from growers and farmers to retailers and shoppers – can count on WFCF to provide authentic and transparent information about the food we eat and how, where, and by whom it is produced.

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

Basis of Presentation

Our unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the results of operations, financial position and cash flows of Where Food Comes From, Inc. and its subsidiaries, Where Food Comes From Organic, Inc. (“WFCFO”), Validus Verifications Services, LLC (“Validus”), Sterling Solutions (“Sterling”), SureHarvest Services, Inc. (“SureHarvest”), and Postelsia Holdings, Ltd. (“Postelsia”) (collectively referred to as “we,” “us,” and “our” throughout this Form 10-Q). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues, costs and expenses during the reporting period. All significant intercompany transactions and amounts have been eliminated. The results of businesses acquired are included in the consolidated financial statements from the date of the acquisition. Actual results could differ from the estimates.

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2021, included in our Form 10-K filed on February 28, 2022. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform to current year presentation. Net income and shareholders’ equity were not affected by these reclassifications. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

The following is a reconciliation of the share data used in the basic and diluted income per share computations (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Basic:
Weighted average shares outstanding	6,013	6,100	6,053	6,151

Diluted:
Weighted average shares outstanding	6,013	6,100	6,053	6,151
Weighted average effects of dilutive securities	83	86	83	90
Total	6,096	6,186	6,136	6,241

Antidilutive securities:	17	17	17	17

The effect of the inclusion of the antidilutive shares would have resulted in an increase in earnings per share. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 3 - Investment in Progressive Beef, LLC

For the three months ended June 30, 2022 and 2021, the Company received dividend income from Progressive Beef of $50,000 and $30,000, respectively, representing a distribution of their earnings. For the six months ended June 30, 2022 and 2021, the Company received dividend income totaling $100,000 and $60,000, respectively. The income is reflected within the “Other income/(expense)” section of the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2022 and 2021.

Note 4 – Intangible and Other Assets

The following table summarizes our intangible and other assets (amounts in thousands, except useful life):

	June 30,	December 31,	Estimated
	2022	2021	Useful Life
Intangible assets subject to amortization:
Tradenames and trademarks	$417	$417	2.5 - 8.0 years
Accreditations	75	75	5.0 years
Customer relationships	3,664	3,664	3.0 - 15.0 years
Patents	970	970	4.0 years
Non-compete agreements	121	121	5.0 years
	5,247	5,247
Less accumulated amortization	3,336	3,154
	1,911	2,093
Cryptocurrency (not subject to amortization)	178	-
Tradenames/trademarks (not subject to amortization)	465	465
	2,554	2,558
Other assets	24	23
Intangible and other assets:	$2,578	$2,581

In June 2022, we purchased an aggregate of $178,000 in Bitcoin (a “cryptocurrency” or “digital asset”) and currently account for all digital assets held as indefinite-lived intangible assets in accordance with ASC 350, Intangibles-Goodwill and Other. We have ownership of and control over our digital assets and may use a third-party custodial service to secure it. The digital assets are initially recorded at cost and are subsequently remeasured on the consolidated balance sheet at cost, net of any impairment losses incurred since acquisition, if applicable.

We determine the fair value of our digital assets on a quarterly basis in accordance with ASC 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that we have determined is the principal market for such assets (Level 1 inputs). We perform an analysis each quarter to identify whether significant events or changes in circumstances, indicate that it is more likely than not that our digital assets are permanently impaired. In determining if an impairment has occurred, we consider the lowest market price of one unit of digital asset quoted on an active exchange since acquiring the digital asset. If the current carrying value of a digital asset significantly exceeds the fair value so determined, a permanent impairment loss has occurred with respect to the digital assets in the amount equal to the difference between their carrying values and the price determined.

Impairment losses are recognized within the Other income / (expense) section in the consolidated statements of operations in the period in which the impairment is identified. The impaired digital assets are written down to their fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale(s), at which point they are presented net of any impairment losses for the same digital assets held within Other income / (expense). In determining the gain to be recognized upon sale, we calculate the difference between the sales price and carrying value of the digital assets sold immediately prior to sale.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

For the three and six months ended June 30, 2022, we have not sold any digital assets and have not recognized any impairment losses. As of June 30, 2022, the carrying value of our digital assets held was $178,000.

Note 5 – Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities as of (amounts in thousands):

	June 30,	December 31,
	2022	2021

Income and sales taxes payable	$494	$185
Payroll related accruals	686	288
Customer deposits	92	76
Professional fees and other expenses	336	161
	$1,608	$710

Note 6 – Notes Payable

Unison Revolving Line of Credit

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2025. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. As of June 30, 2022 and December 31, 2021, the effective interest rate was 6.25% and 4.75%, respectively. The LOC is collateralized by all the business assets of Where Food Comes From Organic, Inc. (“WFCFO”). As of June 30, 2022, and December 31, 2021, there were no amounts outstanding under this LOC.

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The amount of stock-based compensation expense is as follows (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Stock options	$32	$29	$63	$53
Stock awards	-	-	20	-
Restricted stock awards	-	-	-	1
Total	$32	$29	$83	$54

During the three months ended June 30, 2022, no stock options were awarded. During the six months ended June 30, 2022, the Company awarded 1,500 shares of the Company’s common stock at a fair market value price of $13.45 per share to an employee of the Company. During the three months ended June 30, 2021, the Company awarded stock options to purchase 17,000 shares of the Company’s common stock at an exercise price of $14.77 per share to employees of the Company. No other stock awards or options were granted during the six months ended June 30, 2021.

The estimated unrecognized compensation cost from unvested awards which will be recognized ratably over the remaining vesting phase is as follows (amounts in thousands):

Years ended December 31st:	Unvested stock options	Unvested restricted stock awards	Total unrecognized compensation expense
2022 (remaining six months)	$35	$-	$35
2023	40	-	40
2024	11	-	11
2025	-	-	-
	$86	$-	$86

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Stock Option Activity

Stock option activity under our Equity Incentive Plans is summarized as follows:

				Weighted avg.
		Weighted avg.	Weighted avg.	remaining
	Number of	exercise price	grant date fair	contractual life	Aggregate
	awards	per share	value per share	(in years)	intrinsic value

Outstanding, December 31, 2021	100,235	$8.36	$7.53	5.88	$620,445
Granted	-	$-	$-	-
Exercised	(1,500)	$5.07	$5.05	0.44
Expired/Forfeited	-	$-	$-	-
Outstanding, June 30, 2022	98,735	$8.41	$7.56	5.46	$303,084
Exercisable, June 30, 2022	83,750	$7.59	$7.16	4.88	$291,379
Unvested, June 30, 2022	14,985	$13.02	$9.85	8.71	$11,705

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on June 30, 2022 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on June 30, 2022.

Stock Activity

Non-vested stock award activity under our Equity Incentive Plans is summarized as follows:

Weighted avg.
	Number of	grant date
	options	fair value
Non-vested shares, December 31, 2021	-	$-
Granted	1,500	$13.45
Vested	(1,500)	$13.45
Forfeited	-	$-
Non-vested shares, June 30, 2022	-	$-

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

The provision or benefit for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three and six months ended June 30, 2022 we recorded an income tax expense of approximately $118,000 and $281,000, respectively, compared to income tax expense of $104,000 and $115,000 for the same 2021 periods. The effective tax rate for the six months ended June 30, 2021 was favorably impacted by the non-taxability of the PPP loan forgiveness income.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 9 - Revenue Recognition

Disaggregation of Revenue

We have identified three material revenue categories in our business: (i) verification and certification service revenue, (ii) product sales, (iii) software and related consulting revenue.

Revenue attributable to each of our identified revenue categories is disaggregated in the table below (amounts in thousands).

	Three months ended June 30, 2022				Three months ended June 30, 2021
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals

Revenues:
Verification and certification service revenue	$3,964	$-	$-	$3,964	$3,695	$-	$-	$3,695
Product sales	878	-	-	878	964	-	-	964
Software and related consulting revenue	-	489	-	489	-	482	-	482
Total revenues	$4,842	$489	$-	$5,331	$4,659	$482	$-	$5,141

	Six months ended June 30, 2022				Six months ended June 30, 2021
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals

Revenues:
Verification and certification service revenue	$7,748	$-	$-	$7,748	$6,958	$-	$-	$6,958
Product sales	1,885	-	-	1,885	1,688	-	-	1,688
Software and related consulting revenue	-	1,854	-	1,854	-	935	-	935
Total revenues	$9,633	$1,854	$-	$11,487	$8,646	$935	$-	$9,581

Contract Balances

As of June 30, 2022 and December 31, 2021, accounts receivable from contracts with customers, net of allowance for doubtful accounts, was approximately $1.9 and $2.2 million, respectively.

As of June 30, 2022 and December 31, 2021, deferred revenue from contracts with customers was approximately $1.8 and $1.5 million, respectively. The balance of the contract liabilities at June 30, 2022 and December 31, 2021 are expected to be recognized as revenue within one year or less of the invoice date.

The following table reflects the changes in our contract liabilities during the six month period ended June 30, 2022 (amounts in thousands):

Deferred revenue:
Unearned revenue December 31, 2021	$1,513
Unearned billings	3,450
Revenue recognized	(3,141)
Unearned revenue June 30, 2022	$1,822

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 10 – Leases

The components of lease expense were as follows (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating lease cost	$123	$116	$246	$233
Finance lease cost
Amortization of assets	3	3	5	5
Interest on finance lease obligations	-	1	1	2
Variable lease cost	-	-	-	-
Total net lease cost	$126	$120	$252	$240

Included in the table above, for the three and six months ended June 30, 2022, is $0.1 million and $0.2 million, respectively, of operating lease cost for our corporate headquarters. For the three and six months ended June 30, 2021, is $0.1 and $0.2 million, respectively, of operating lease costs for our corporate headquarters. This space is being leased from The Move, LLC. Our CEO and President, each a related party to WFCF, have a 24.3% jointly-held ownership interest in The Move, LLC.

Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	June 30, 2022			December 31, 2021
	Related Party	Other	Total	Related Party	Other	Total
Operating leases:
Operating lease ROU assets	$2,469	$247	$2,716	$2,568	$230	$2,798

Current operating lease liabilities	$212	$119	$331	$201	$112	$313
Noncurrent operating lease liabilities	2,771	145	2,916	2,880	140	3,020
Total operating lease liabilities	$2,983	$264	$3,247	$3,081	$252	$3,333

	June 30, 2022	December 31, 2021
Finance leases:
Property and equipment, at cost	$51	$51
Accumulated amortization	(31)	(26)
Property and equipment, net	$20	$25

Current obligations of finance leases	$11	$13
Finance leases, net of current obligations	15	19
Total finance lease liabilities	$26	$32

Weighted average remaining lease term (in years):
Operating leases	8.6	9.1
Finance leases	2.8	3.1

Weighted average discount rate:
Operating leases	5.8%	5.7%
Finance leases	10.6%	11.5%

Supplemental cash flow and other information related to leases was as follows (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$126	$116	$251	$230
Operating cash flows from finance leases	$-	$1	$1	$2
Financing cash flows from finance leases	$3	$2	$6	$5

ROU assets obtained in exchange for lease liabilities:
Operating leases	$3,111	$3,057	$3,111	$3,057

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Maturities of lease liabilities were as follows (amounts in thousands):

Years Ending December 31st,	Operating Leases	Finance Leases
2022 (six remaining months)	$252	$9
2023	507	10
2024	446	5
2025	435	5
2026	430	-
Thereafter	2,078	-
Total lease payments	4,148	29
Less amount representing interest	(901)	(3)
Total lease obligations	3,247	26
Less current portion	(331)	(11)
Long-term lease obligations	$2,916	$15

Note 11 – Commitments and Contingencies

Legal proceedings

From time to time, we may become involved in various legal actions, administrative proceedings and claims in the ordinary course of business. We generally record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable.

Note 12 – Segments

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The Company eliminates intercompany transfers between segments for management reporting purposes. The following table shows information for reportable operating segments (amounts in thousands):

	Three months ended June 30, 2022				Three months ended June 30, 2021
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,947	$999	$-	$2,946
All other assets, net	14,244	3,865	(143)	17,966	17,327	3,082	(3,093)	17,316
Total assets	$16,191	$4,864	$(143)	$20,912	$19,274	$4,081	$(3,093)	$20,262

Revenues:
Verification and certification service revenue	$3,964	$-	$-	$3,964	$3,695	$-	$-	$3,695
Product sales	878	-	-	878	964	-	-	964
Software and related consulting revenue	-	489	-	489	-	482	-	482
Total revenues	$4,842	$489	$-	$5,331	$4,659	$482	$-	$5,141
Costs of revenues:
Costs of verification and certification services	2,325	-	-	2,325	2,132	-	-	2,132
Costs of products	522	-	-	522	648	-	-	648
Costs of software and related consulting	-	354	-	354	-	352	-	352
Total costs of revenues	2,847	354	-	3,201	2,780	352	-	3,132
Gross profit	1,995	135	-	2,130	1,879	130	-	2,009
Depreciation & amortization	149	48	-	197	148	51	-	199
Other operating expenses	1,561	59	-	1,620	1,442	86	-	1,528
Segment operating income/(loss)	$285	$28	$-	$313	$289	$(7)	$-	$282
Other items to reconcile segment operating income (loss) to net income/(loss):
Other income / (expense)	50	(23)	-	27	29	(5)	-	24
Income tax expense	-	-	(118)	(118)	-	(5)	(99)	(104)
Net income/(loss)	$335	$5	$(118)	$222	$318	$(17)	$(99)	$202

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

	Six months ended June 30, 2022				Six months ended June 30, 2021
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,947	$999	$-	$2,946
All other assets, net	14,244	3,865	(143)	17,966	17,327	3,082	(3,093)	17,316
Total assets	$16,191	$4,864	$(143)	$20,912	$19,274	$4,081	$(3,093)	$20,262

Revenues:
Verification and certification service revenue	$7,748	$-	$-	$7,748	$6,958	$-	$-	$6,958
Product sales	1,885	-	-	1,885	1,688	-	-	1,688
Software and related consulting revenue	-	1,854	-	1,854	-	935	-	935
Total revenues	$9,633	$1,854	$-	$11,487	$8,646	$935	$-	$9,581
Costs of revenues:
Costs of verification and certification services	4,361	-	-	4,361	3,925	-	-	3,925
Costs of products	1,059	-	-	1,059	1,105	-	-	1,105
Costs of software and related consulting	-	1,540	-	1,540	-	680	-	680
Total costs of revenues	5,420	1,540	-	6,960	5,030	680	-	5,710
Gross profit	4,213	314	-	4,527	3,616	255	-	3,871
Depreciation & amortization	294	98	-	392	300	101	-	401
Other operating expenses	3,074	125	-	3,199	2,920	179	-	3,099
Segment operating income/(loss)	$845	$91	$-	$936	$396	$(25)	$-	$371
Other items to reconcile segment operating income (loss) to net income/(loss):
Other income / (expense)	100	(36)	-	64	66	(7)	1,037	1,096
Income tax expense	-	-	(281)	(281)	-	(5)	(110)	(115)
Net income/(loss)	$945	$55	$(281)	$719	$462	$(37)	$927	$1,352

Note 13 – Supplemental Cash Flow Information

	Six months ended June 30,
(Amounts in thousands)	2022	2021
Cash paid during the year:
Interest expense	$-	$1
Income taxes	$452	$345

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

Business Overview

Where Food Comes From, Inc. and its subsidiaries (“WFCF,” the “Company,” “our,” “we,” or “us”) is a leading trusted resource for third-party verification of food production practices in North America. The Company estimates that is supports more than approximately 17,500 farmers, ranchers, vineyards, wineries, processors, retailers, distributors, trade associations, consumer brands, chefs, and restaurants with a wide variety of value-added services provided through its family of verifiers, including IMI Global (“IMI”), Where Food Comes From Organic (“WFCFO” - previously International Certification Services and A Bee Organic), Validus Verification Services (“Validus”), and Sterling Solutions. In order to have credibility, product claims such as gluten-free, non-GMO, non-hormone treated, humane handling, and others require verification by an independent third-party such as WFCF. The Company’s principal business is conducting both on-site and desk audits to verify that claims being made about livestock, aquaculture, crops and other food products are accurate.

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

Coronavirus Pandemic (COVID-19), the Inflationary Environment and other Weather Related Risks

The ongoing outbreaks of COVID-19 continue to impact our business. Due to safety and social distancing reasons, customers continue to request postponement of onsite visits. We work closely with our customers and standard setting bodies to identify innovative solutions and reschedule onsite visits as timely as possible.

In late 2021, we were informed by our key tag supplier that materials were becoming scarcer and the ability to meet our need was difficult. In anticipation of this risk, we worked with all our tag suppliers to build our inventory by purchasing excess supply. We believe we have reduced this risk, however, should material shortages continue to impact our tag suppliers, we may be unable to meet the needs of our customers which could materially impact our revenues. We could also experience increases in the cost of products sourced locally and from abroad.

The economy is facing inflationary pressures that has resulted in a few headwinds for our business, most notably in the form of a tight labor market where job candidates have considerable bargaining power which tends to drive wages up. Additionally, we are experiencing higher labor and benefit related costs to retain our existing personnel. We believe we will continue to see significant pressure in our labor and benefit related costs.

We are also concerned about the potential for weakened demand in our software and related consulting business segment due to significant customer concentration. Increased inflation could place pressure on our customers’ timing of approval for consulting projects to move forward. Currently, it is difficult to estimate the financial impact to our software and related consulting revenue, if any. We actively market our sustainability solutions and services to new types of customers. We believe the growing awareness of environmental, social and governance (“ESG”) matters creates a key opportunity for us because we have the expertise and technology needed to help companies achieve ESG objectives within the food supply chain.

The current drought conditions impacting nearly one-half of the United States predominately affects our ranch customers resulting in fewer cattle subject to verification. While this doesn’t directly impact our audit related revenue, it does impact our product sales and other related supply chain fees in the short-term. However, we believe the long-term outlook for our industry remains favorable because the demand for verified cattle is still strong, as well as the premiums on verified cattle sold at auction. Additionally, during an inflationary period, most consumers continue to consume beef, although they may trade the quality of protein cut (such as steak) for a lesser cut (such as ground beef).

We continue to monitor all of these risks closely and will react accordingly, while keeping the interest of our customers, employees and shareholders in mind. Please refer to our risk factors included in our Form 10-K for the fiscal year ended December 31, 2021 for additional information for risks specifically related to COVID-19.

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

Liquidity and Capital Resources

At June 30, 2022, we had cash and cash equivalents of approximately $6.4 million compared to approximately $5.4 million at December 31, 2021. Our working capital at June 30, 2022 and December 31, 2021 was approximately $5.6 million and $5.7 million, respectively.

Net cash provided by operating activities for the six months ended June 30, 2022 was approximately $2.3 million compared to $1.6 million during the same period in 2021. Net cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock-based compensation expense, forgiveness of Paycheck Protection Program loan in 2021, and deferred taxes. Fluctuations are primarily due to operating performance offset by the timing of cash receipts and cash disbursements. The cash provided by operating activities for the period ending June 30, 2022 was primarily driven by a change in accrued expenses and prepaid expenses and other assets. The cash provided by operating activities for the period ending June 30, 2021 was primarily driven by a change in accounts receivable, accounts payable, inventory and deferred revenue.

Net cash used in investing activities for the six months ended June 30, 2022, was approximately $0.2 million compared to $0.1 million in the 2021 period. Net cash used in the period ending June 30, 2022 was primarily for the purchase of digital assets. Net cash used in the period ending June 30, 2021 was primarily for the purchase of a vehicle and equipment.

Net cash used in financing activities for the six months ended June 30, 2022 and 2021 was approximately $1.1 million and $0.6 million, respectively. Cash used for the periods ending June 30, 2022 and 2021, was primarily due to the repurchase of common shares under the Stock Buyback Plan.

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

Our plan for continued growth is primarily based on diversification and bundling opportunities in our product offerings within national and international markets, as well as potential acquisitions. We believe that there are significant growth opportunities available to us because of growing consumer awareness and demand on a national level. Internationally, a quality verification program is often the only way to overcome import or export restrictions.

Debt Facility

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2025. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due upon maturity. As of June 30, 2022, and December 31, 2021, the effective interest rate was 6.25% and 4.75%, respectively. The LOC is collateralized by all the business assets of Where Food Comes From Organic, Inc. (“WFCFO”). As of June 30, 2022, and December 31, 2021, there were no amounts outstanding under this LOC.

Off-Balance Sheet Arrangements

As of June 30, 2022, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2022 compared to the same period in fiscal year 2021

The following table shows information for reportable operating segments (amounts in thousands):

	Three months ended June 30, 2022				Three months ended June 30, 2021
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,947	$999	$-	$2,946
All other assets, net	14,244	3,865	(143)	17,966	17,327	3,082	(3,093)	17,316
Total assets	$16,191	$4,864	$(143)	$20,912	$19,274	$4,081	$(3,093)	$20,262

Revenues:
Verification and certification service revenue	$3,964	$-	$-	$3,964	$3,695	$-	$-	$3,695
Product sales	878	-	-	878	964	-	-	964
Software and related consulting revenue	-	489	-	489	-	482	-	482
Total revenues	$4,842	$489	$-	$5,331	$4,659	$482	$-	$5,141
Costs of revenues:
Costs of verification and certification services	2,325	-	-	2,325	2,132	-	-	2,132
Costs of products	522	-	-	522	648	-	-	648
Costs of software and related consulting	-	354	-	354	-	352	-	352
Total costs of revenues	2,847	354	-	3,201	2,780	352	-	3,132
Gross profit	1,995	135	-	2,130	1,879	130	-	2,009
Depreciation & amortization	149	48	-	197	148	51	-	199
Other operating expenses	1,561	59	-	1,620	1,442	86	-	1,528
Segment operating income/(loss)	$285	$28	$-	$313	$289	$(7)	$-	$282
Other items to reconcile segment operating income (loss) to net income/(loss):
Other income / (expense)	50	(23)	-	27	29	(5)	-	24
Income tax expense	-	-	(118)	(118)	-	(5)	(99)	(104)
Net income/(loss)	$335	$5	$(118)	$222	$318	$(17)	$(99)	$202

	Six months ended June 30, 2022				Six months ended June 30, 2021
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,947	$999	$-	$2,946
All other assets, net	14,244	3,865	(143)	17,966	17,327	3,082	(3,093)	17,316
Total assets	$16,191	$4,864	$(143)	$20,912	$19,274	$4,081	$(3,093)	$20,262

Revenues:
Verification and certification service revenue	$7,748	$-	$-	$7,748	$6,958	$-	$-	$6,958
Product sales	1,885	-	-	1,885	1,688	-	-	1,688
Software and related consulting revenue	-	1,854	-	1,854	-	935	-	935
Total revenues	$9,633	$1,854	$-	$11,487	$8,646	$935	$-	$9,581
Costs of revenues:
Costs of verification and certification services	4,361	-	-	4,361	3,925	-	-	3,925
Costs of products	1,059	-	-	1,059	1,105	-	-	1,105
Costs of software and related consulting	-	1,540	-	1,540	-	680	-	680
Total costs of revenues	5,420	1,540	-	6,960	5,030	680	-	5,710
Gross profit	4,213	314	-	4,527	3,616	255	-	3,871
Depreciation & amortization	294	98	-	392	300	101	-	401
Other operating expenses	3,074	125	-	3,199	2,920	179	-	3,099
Segment operating income/(loss)	$845	$91	$-	$936	$396	$(25)	$-	$371
Other items to reconcile segment operating income (loss) to net income/(loss):
Other income / (expense)	100	(36)	-	64	66	(7)	1,037	1,096
Income tax expense	-	-	(281)	(281)	-	(5)	(110)	(115)
Net income/(loss)	$945	$55	$(281)	$719	$462	$(37)	$927	$1,352

Verification and Certification Segment

Verification and certification service revenues consist of fees charged for verification audits and other verification services that the Company performs for customers. Fees earned from our WFCF labeling program are also included in our verification and certification revenues as it represents a value-added extension of our source verification. Verification and certification service revenue for the three and six months ended June 30, 2022 increased 7.3% and 11.4%, respectively, compared to the same periods in 2021, primarily due to increased customer demand for our product offerings.

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. Product sales for the three months ended June 30, 2022 decreased 8.9% compared to the same period in 2021, primarily due to drought conditions experienced by nearly one-half of the United States resulting in reduced demand and fewer cattle needing ear tags. Product sales for the six months ended June 30, 2022 increased 11.7% compared to the same period in 2021, primarily due to increased pricing and limited supply elsewhere in the market.

Costs of revenues for our verification and certification segment for the three and six months ended June 30, 2022 were approximately $2.8 million and $5.4 million, respectively, compared to approximately $2.8 million and $5.0 million, respectively, for the same periods in 2021. Gross margin for the three and six months ended June 30, 2022 was 41.2% and 43.7%, respectively compared to 40.3% and 41.9%, respectively, in 2021 primarily due to a change in product mix of our offerings which included new customers and new offerings. Our margins are generally impacted by various costs such as cost of products, salaries and benefits, insurance and taxes.

Other operating expenses for the three and six months ended June 30, 2022 increased by approximately 8.3% and 5.3%, respectively, compared to the same three and six month periods in 2021. The increase was primarily due to increased compensation expense related to an increase in headcount. Depreciation and amortization expense for the three months ended June 30, 2022 increased 0.7% compared to the same period in 2021. Depreciation and amortization expense for the six months ended June 30, 2022 decreased 2.0% compared to the same period in 2021.

Software and Related Consulting Segment

Software and related consulting revenue primarily represents fees earned from a wide range of professional consulting services and technology solutions that support our verification business and generate incremental revenue specific to the food and agricultural industry. Software and related consulting revenue for the three and six months ended June 30, 2022 increased approximately 1.5% and 98.3%, respectively compared to the same periods in 2021. The six month increase is due to a significant short-term engagement with a Japanese party to promote Japanese seafood products into the American supply chain. While we are hopeful that the engagement will be an annual recurring source of revenue for our consulting segment, as well as a potential opportunity for our verification and certification segment, we can give no assurance that it will be an ongoing source of revenue. Additionally, because this was a short-term engagement, it is not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Costs of revenues for our software and related consulting segment for the three and six months ended June 30, 2022 was approximately $0.4 and $1.5 million, respectively, compared to approximately $0.4 million and $0.7 million, respectively, for the same periods in 2021. Gross margin for the three months ended June 30, 2022 increased to 27.6% compared to 27.0% for the same period in 2021. Gross margin for the six months ended June 30, 2022 decreased to 16.9% compared to 27.3% for the same period in 2021. The six month decrease in gross margin is due primarily to increased cost of contract labor to support the short-term consulting engagement mentioned above.

Other operating expenses for the three and six months ended June 30, 2022 decreased approximately 31.4% and 30.2%, respectively, compared to the same period in 2021. Depreciation and amortization for the three and six months ended June 30, 2022 decreased 5.9% and 3.0%, respectively, compared to the same periods in 2021. The decrease is predominately due to a reduction in headcount resulting in less compensation expense.

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

Dividend Income from Progressive Beef

For the three months ended June 30, 2022 and 2021, the Company received dividend income of $50,000 and $30,000, respectively, from Progressive Beef representing a distribution of their earnings. For the six months ended June 30, 2022 and 2021, the Company received dividend income totaling $100,000 and $60,000, respectively.

Income Tax Expense

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three and six months ended June 30, 2022, we recorded income tax expense of approximately $118,000 and $281,000, respectively, compared to income tax expense of $104,000 and $115,000 for the same periods in 2021. The effective tax rate for the three and six months ended June 30, 2021 was favorably impacted by the non-taxability of the PPP loan forgiveness income.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the three and six months ended June 30, 2022 was approximately $0.2 million and $0.7 million, respectively, and $0.04 and $0.12, respectively, per basic and diluted common share, respectively, compared to net income of approximately $0.2 million and $1.4 million, respectively, and $0.03 and $0.22, respectively, per basic and diluted common share for the same periods in 2021.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2021 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2022, the Company recognizes matters specific to COVID-19, the inflationary environment and weather-related risks may have a continued economic impact on the Company, but management does not know and cannot estimate what the long-term financial impact may be. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. For additional information on specific risks in our current filing, see “Coronavirus Pandemic (COVID-19), the Inflationary Environment and other Weather Related Risks” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations above.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On September 30, 2019, our Board of Directors approved a new plan to buyback up to ten million additional shares of our common stock from the open market (“Stock Buyback Plan”). Activity for the three months ended June 30, 2022 is as follows:

	Number of Shares	Cost of Shares (in thousands)	Average Cost per Share
Shares purchased - April 2022	15,000	$156	$10.38
Shares purchased - May 2022	17,500	185	$10.59
Shares purchased - June 2022	28,000	307	$10.98
Total	60,500	$648	$10.72

ITEM 6. EXHIBITS

(a) Exhibits

Number	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 11, 2022	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

By:	/s/ Dannette Henning
Chief Financial Officer

