Form 10-Q
period 2022-09-30
Where Food Comes From, Inc.
filed 2022-11-14
CIK 1360565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2022

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of October 31, 2022, was 5,832,108.

Where Food Comes From, Inc.

Table of Contents

September 30, 2022

Where Food Comes From, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
(Amounts in thousands, except per share amounts)	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,006	$5,414
Accounts receivable, net of allowance	2,851	2,178
Inventory	874	767
Prepaid expenses and other current assets	1,007	325
Total current assets	10,738	8,684
Property and equipment, net	1,032	1,295
Right-of-use assets, net	2,656	2,823
Investment in Progressive Beef	991	991
Intangible and other assets, net	2,446	2,581
Goodwill	2,946	2,946
Deferred tax assets, net	523	464
Total assets	$21,332	$19,784

Liabilities and Equity
Current liabilities:
Accounts payable	$950	$447
Accrued expenses and other current liabilities	2,273	710
Deferred revenue	1,753	1,513
Current portion of finance lease obligations	10	13
Current portion of operating lease obligations	335	313
Total current liabilities	5,321	2,996
Finance lease obligations, net of current portion	12	19
Operating lease obligation, net of current portion	2,832	3,020
Total liabilities	8,165	6,035

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 95,000 shares authorized; 6,495 (2022) and 6,489 (2021) shares issued, and 5,873 (2022) and 6,071 (2021) shares outstanding	6	6
Additional paid-in-capital	12,076	11,955
Treasury stock of 621 (2022) and 419 (2021) shares	(6,014)	(3,807)
Retained earnings	7,099	5,595
Total equity	13,167	13,749
Total liabilities and stockholders’ equity	$21,332	$19,784

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,
(Amounts in thousands, except per share amounts)	2022	2021
Revenues:
Verification and certification service revenue	$5,169	$4,701
Product sales	1,588	1,383
Software and related consulting revenue	508	461
Total revenues	7,265	6,545
Costs of revenues:
Costs of verification and certification services	2,900	2,438
Costs of products	826	864
Costs of software and related consulting	359	315
Total costs of revenues	4,085	3,617
Gross profit	3,180	2,928
Selling, general and administrative expenses	2,106	1,790
Income from operations	1,074	1,138
Other income/(expense):
Dividend income from Progressive Beef	50	30
Other income, net	1	-
Impairment of digital assets	(42)	-
Loss on foreign currency exchange	-	(2)
Interest expense	-	(1)
Income before income taxes	1,083	1,165
Income tax expense	298	298
Net income	$785	$867

Per share - net income:
Basic	$0.13	$0.14
Diluted	$0.13	$0.14

Weighted average number of common shares outstanding:
Basic	5,936	6,094
Diluted	6,016	6,157

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Operations

(Unaudited)

	Nine months ended September 30,
(Amounts in thousands, except per share amounts)	2022	2021
Revenues:
Verification and certification service revenue	$12,917	$11,659
Product sales	3,473	3,071
Software and related consulting revenue	2,362	1,396
Total revenues	18,752	16,126
Costs of revenues:
Costs of verification and certification services	7,261	6,363
Costs of products	1,885	1,969
Costs of software and related consulting	1,899	995
Total costs of revenues	11,045	9,327
Gross profit	7,707	6,799
Selling, general and administrative expenses	5,697	5,290
Income from operations	2,010	1,509
Other income/(expense):
Dividend income from Progressive Beef	150	90
Other income, net	2	1
Loan forgiveness from Paycheck Protection Program	-	1,037
Gain on sale of assets	-	9
Impairment of digital assets	(42)	-
Loss on foreign currency exchange	(35)	(9)
Interest expense	(2)	(5)
Income before income taxes	2,083	2,632
Income tax expense	579	413
Net income	$1,504	$2,219

Per share - net income:
Basic	$0.25	$0.36
Diluted	$0.25	$0.36

Weighted average number of common shares outstanding:
Basic	6,019	6,146
Diluted	6,101	6,207

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(Amounts in thousands)	2022	2021

Operating activities:
Net income	$1,504	$2,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	583	601
Impairment of digital assets	42	-
Gain on sale of assets	-	(9)
Stock-based compensation expense	102	222
Deferred tax benefit	(59)	(8)
Bad debt expense	40	45
Forgiveness of note payable from Paycheck Protection Program	-	(1,037)
Changes in operating assets and liabilities:
Accounts receivable	(713)	135
Inventory	(107)	(870)
Prepaid expenses and other assets	(682)	308
Accounts payable	503	247
Accrued expenses and other current liabilities	1,560	747
Deferred revenue	240	429
Right of use assets and liabilities, net	(7)	4
Net cash provided by operating activities	3,006	3,033

Investing activities:
Purchase of digital assets	(178)	-
Purchases of property, equipment and software development costs	(41)	(176)
Net cash used in investing activities	(219)	(176)

Financing activities:
Repayments of finance lease obligations	(7)	(7)
Proceeds from stock option exercise	19	45
Dividends paid to shareholders	-	(914)
Stock repurchase under Stock Buyback Plan	(2,207)	(713)
Net cash used in financing activities	(2,195)	(1,589)
Net change in cash	592	1,268
Cash at beginning of period	5,414	4,374
Cash at end of period	$6,006	$5,642

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statement of Equity

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
(Amounts in thousands)	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2020	6,118	$6	$11,612	$(2,702)	$3,548	$12,464
Stock-based compensation expense	-	-	25	-	-	25
Stock options exercised	18	-	40	-	-	40
Repurchase of common shares under Stock Buyback Plan	(29)	-	-	(411)	-	(411)
Net loss	-	-	-	-	1,150	1,150
Balance at March 31, 2021	6,107	$6	$11,677	$(3,113)	$4,698	$13,268

Stock-based compensation expense	-	-	29	-	-	29
Stock options exercised	1	-	4	-	-	4
Repurchase of common shares under Stock Buyback Plan	(13)	-	-	(195)	-	(195)
Net income	-	-	-	-	202	202
Balance at June 30, 2021	6,095	$6	$11,710	$(3,308)	$4,900	$13,308

Stock-based compensation expense	10	-	168	-	-	168
Stock options exercised	-	-	1	-	-	1
Repurchase of common shares under Stock Buyback Plan	(8)	-	-	(107)	-	(107)
Dividends paid	-	-	-	-	(914)	(914)
Net income	-	-	-	-	867	867
Balance at September 30, 2021	6,097	$6	$11,879	$(3,415)	$4,853	$13,323

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statement of Equity

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
(Amounts in thousands)	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2021	6,071	$6	$11,955	$(3,807)	$5,595	$13,749
Stock-based compensation expense	2	-	51	-	-	51
Repurchase of common shares under Stock Buyback Plan	(34)	-	-	(422)	-	(422)
Net income	-	-	-	-	497	497
Balance at March 31, 2022	6,039	$6	$12,006	$(4,229)	$6,092	$13,875

Stock-based compensation expense	-	-	32	-	-	32
Stock options exercised	1	-	7	-	-	7
Repurchase of common shares under Stock Buyback Plan	(61)	-	-	(648)	-	(648)
Net income	-	-	-	-	222	222
Balance at June 30, 2022	5,979	$6	$12,045	$(4,877)	$6,314	$13,488

Stock-based compensation expense	-	-	19	-	-	19
Stock options exercised	3	-	12	-	-	12
Repurchase of common shares under Stock Buyback Plan	(109)	-	-	(1,137)	-	(1,137)
Net income	-	-	-	-	785	785
Balance at September 30, 2022	5,873	$6	$12,076	$(6,014)	$7,099	$13,167

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

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2021, included in our Form 10-K filed on February 28, 2022. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform to current year presentation. Net income and shareholders’ equity were not affected by these reclassifications. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

The following is a reconciliation of the share data used in the basic and diluted income per share computations (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Basic:
Weighted average shares outstanding	5,936	6,094	6,019	6,146

Diluted:
Weighted average shares outstanding	5,936	6,094	6,019	6,146
Weighted average effects of dilutive securities	80	63	82	61
Total	6,016	6,157	6,101	6,207

Antidilutive securities:	17	17	17	17

The effect of the inclusion of the antidilutive shares would have resulted in an increase in earnings per share. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 3 - Investment in Progressive Beef, LLC

For the three months ended September 30, 2022 and 2021, the Company received dividend income from Progressive Beef of $50,000 and $30,000, respectively, representing a distribution of their earnings. For the nine months ended September 30, 2022 and 2021, the Company received dividend income totaling $150,000 and $90,000, respectively. The income is reflected within the “Other income/(expense)” section of the Company’s Consolidated Statement of Operations for the three and nine months ended September 30, 2022 and 2021.

Note 4 – Intangible and Other Assets

The following table summarizes our intangible and other assets (amounts in thousands, except useful life):

	September 30,	December 31,	Estimated
	2022	2021	Useful Life
Intangible assets subject to amortization:
Tradenames and trademarks	$417	$417	2.5 - 8.0 years
Accreditations	75	75	5.0 years
Customer relationships	3,664	3,664	3.0 - 15.0 years
Patents	970	970	4.0 years
Non-compete agreements	121	121	5.0 years
	5,247	5,247
Less accumulated amortization	3,426	3,154
	1,821	2,093
Cryptocurrency (not subject to amortization)	136	-
Tradenames/trademarks (not subject to amortization)	465	465
	2,422	2,558
Other assets	24	23
Intangible and other assets:	$2,446	$2,581

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

For the three and nine months ended September 30, 2022, we have not sold any digital assets and have recognized an impairment loss of $42,000. As of September 30, 2022, the carrying value of our digital assets held was $136,000.

Note 5 – Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities as of (amounts in thousands):

	September 30,	December 31,
	2022	2021

Income and sales taxes payable	$838	$185
Payroll related accruals	1,133	288
Customer deposits	71	76
Professional fees and other expenses	231	161
	$2,273	$710

Note 6 – Notes Payable

Unison Revolving Line of Credit

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2025. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. As of September 30, 2022 and December 31, 2021, the effective interest rate was 7.75% and 4.75%, respectively. The LOC is collateralized by all the business assets of Where Food Comes From Organic, Inc. (“WFCFO”). As of September 30, 2022, and December 31, 2021, there were no amounts outstanding under this LOC.

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The amount of stock-based compensation expense is as follows (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Stock options	$19	$42	$82	$95
Stock awards	-	126	20	126
Restricted stock awards	-	-	-	1
Total	$19	$168	$102	$222

During the three and nine months ended September 30, 2022, no stock options were awarded. During the three months ended September 30, 2021, no stock options were awarded. During the nine months ended September 30, 2021, the Company awarded stock options to purchase 17,000 shares of the Company’s common stock at an exercise price of $14.77 to employees of the Company. No other stock awards or options were granted during the nine months ended September 30, 2021.

During the three months ended September 30, 2022, no shares of the Company’s common stock were awarded to employees. During the nine months ended September 30, 2022, the Company awarded 1,500 shares of the Company’s common stock at a fair market value price of $13.45 per share to an employee of the Company.

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

The estimated unrecognized compensation cost from unvested awards which will be recognized ratably over the remaining vesting phase is as follows (amounts in thousands):

Years ended December 31st:	Unvested stock options	Unvested restricted stock awards	Total unrecognized compensation expense
2022 (remaining three months)	$16	$-	$16
2023	40	-	40
2024	11	-	11
2025	-	-	-
	$67	$-	$67

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Stock Option Activity

Stock option activity under our Equity Incentive Plans is summarized as follows:

	Number of awards	Weighted avg. exercise price per share	Weighted avg. grant date fair value per share	Weighted avg. remaining contractual life (in years)	Aggregate intrinsic value

Outstanding, December 31, 2021	100,235	$8.36	$7.53	5.88	$620,445
Granted	-	$-	$-	-
Exercised	(4,000)	$4.85	$4.84	0.09
Expired/Forfeited	-	$-	$-	-
Outstanding, September 30, 2022	96,235	$8.67	$7.64	5.56	$178,195
Exercisable, September 30, 2022	82,578	$7.82	$7.22	5.04	$174,268
Unvested, September 30, 2022	13,657	$13.61	$10.22	8.55	$3,927

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on September 30, 2022 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on September 30, 2022.

Stock Activity

Non-vested stock award activity under our Equity Incentive Plans is summarized as follows:

Weighted avg.
	Number of	grant date
	shares	fair value
Non-vested shares, December 31, 2021	-	$-
Granted	1,500	$13.45
Vested	(1,500)	$13.45
Forfeited	-	$-
Non-vested shares, September 30, 2022	-	$-

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

The provision or benefit for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three and nine months ended September 30, 2022 we recorded an income tax expense of approximately $298,000 and $579,000, respectively, compared to income tax expense of $298,000 and $413,000 for the same 2021 periods. The effective tax rate for the nine months ended September 30, 2021 was favorably impacted by the non-taxability of the PPP loan forgiveness income.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 9 - Revenue Recognition

Disaggregation of Revenue

We have identified three material revenue categories in our business: (i) verification and certification service revenue, (ii) product sales, (iii) software and related consulting revenue.

Revenue attributable to each of our identified revenue categories is disaggregated in the table below (amounts in thousands).

	Three months ended September 30, 2022				Three months ended September 30, 2021
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Revenues:
Verification and certification service revenue	$5,169	$-	$-	$5,169	$4,701	$-	$-	$4,701
Product sales	1,588	-	-	1,588	1,383	-	-	1,383
Software and related consulting revenue	-	508	-	508	-	461	-	461
Total revenues	$6,757	$508	$-	$7,265	$6,084	$461	$-	$6,545

	Nine months ended September 30, 2022				Nine months ended September 30, 2021
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Revenues:
Verification and certification service revenue	$12,917	$-	$-	$12,917	$11,659	$-	$-	$11,659
Product sales	3,473	-	-	3,473	3,071	-	-	3,071
Software and related consulting revenue	-	2,362	-	2,362	-	1,396	-	1,396
Total revenues	$16,390	$2,362	$-	$18,752	$14,730	$1,396	$-	$16,126

Contract Balances

As of September 30, 2022 and December 31, 2021, accounts receivable from contracts with customers, net of allowance for doubtful accounts, was approximately $2.9 and $2.2 million, respectively.

As of September 30, 2022 and December 31, 2021, deferred revenue from contracts with customers was approximately $1.8 and $1.5 million, respectively. The balance of the contract liabilities at September 30, 2022 and December 31, 2021 are expected to be recognized as revenue within one year or less of the invoice date.

The following table reflects the changes in our contract liabilities during the nine month period ended September 30, 2022 (amounts in thousands):

Deferred revenue:
Unearned revenue December 31, 2021	$1,513
Unearned billings	4,440
Revenue recognized	(4,200)
Unearned revenue September 30, 2022	$1,753

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 10 – Leases

The components of lease expense were as follows (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating lease cost	$122	$121	$368	$353
Finance lease cost
Amortization of assets	2	2	7	7
Interest on finance lease obligations	1	1	2	3
Variable lease cost	-	-	-	-
Total net lease cost	$125	$124	$377	$363

Included in the table above, for the three and nine months ended September 30, 2022, is $0.1 million and $0.3 million, respectively, of operating lease cost for our corporate headquarters. For the three and nine months ended September 30, 2021, is $0.1 and $0.3 million, respectively, of operating lease costs for our corporate headquarters. This space is being leased from The Move, LLC. Our CEO and President, each a related party to WFCF, have a 24.3% jointly-held ownership interest in The Move, LLC.

Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	September 30, 2022			December 31, 2021
Operating leases:	Related Party	Other	Total	Related Party	Other	Total
Operating lease ROU assets	$2,419	$219	$2,638	$2,568	$230	$2,798

Current operating lease liabilities	$218	$117	$335	$201	$112	$313
Noncurrent operating lease liabilities	2,714	118	2,832	2,880	140	3,020
Total operating lease liabilities	$2,932	$235	$3,167	$3,081	$252	$3,333

Finance leases:	September 30, 2022	December 31, 2021
Property and equipment, at cost	$51	$51
Accumulated amortization	(33)	(26)
Property and equipment, net	$18	$25

Current obligations of finance leases	$10	$13
Finance leases, net of current obligations	12	19
Total finance lease liabilities	$22	$32

Weighted average remaining lease term (in years):
Operating leases	8.4	9.1
Finance leases	2.6	3.1

Weighted average discount rate:
Operating leases	5.8%	5.7%
Finance leases	9.9%	11.5%

Supplemental cash flow and other information related to leases was as follows (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$127	$120	$378	$350
Operating cash flows from finance leases	$1	$1	$2	$3
Financing cash flows from finance leases	$3	$2	$9	$7

ROU assets obtained in exchange for lease liabilities:
Operating leases	$3,108	$3,057	$3,108	$3,057

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Maturities of lease liabilities were as follows (amounts in thousands):

Years Ending December 31st,	Operating Leases	Finance Leases
2022 (three remaining months)	$126	$4
2023	507	10
2024	446	5
2025	435	5
2026	430	-
Thereafter	2,078	-
Total lease payments	4,022	24
Less amount representing interest	(855)	(2)
Total lease obligations	3,167	22
Less current portion	(335)	(10)
Long-term lease obligations	$2,832	$12

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The Company eliminates intercompany transfers between segments for management reporting purposes. The following table shows information for reportable operating segments (amounts in thousands):

	Three months ended September 30, 2022				Three months ended September 30, 2021
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,947	$999	$-	$2,946
All other assets, net	14,134	3,367	885	18,386	17,036	3,311	(2,778)	17,569
Total assets	$16,081	$4,366	$885	$21,332	$18,983	$4,310	$(2,778)	$20,515

Revenues:
Verification and certification service revenue	$5,169	$-	$-	$5,169	$4,701	$-	$-	$4,701
Product sales	1,588	-	-	1,588	1,383	-	-	1,383
Software and related consulting revenue	-	508	-	508	-	461	-	461
Total revenues	$6,757	$508	$-	$7,265	$6,084	$461	$-	$6,545
Costs of revenues:
Costs of verification and certification services	2,900	-	-	2,900	2,438	-	-	2,438
Costs of products	826	-	-	826	864	-	-	864
Costs of software and related consulting	-	359	-	359	-	315	-	315
Total costs of revenues	3,726	359	-	4,085	3,302	315	-	3,617
Gross profit	3,031	149	-	3,180	2,782	146	-	2,928
Depreciation & amortization	149	42	-	191	149	51	-	200
Other operating expenses	1,855	60	-	1,915	1,542	48	-	1,590
Segment operating income/(loss)	$1,027	$47	$-	$1,074	$1,091	$47	$-	$1,138
Other items to reconcile segment operating income (loss) to net income/(loss):
Other income / (expense)	9		-	9	29	(2)	-	27
Income tax expense	-	-	(298)	(298)	-	-	(298)	(298)
Net income/(loss)	$1,036	$47	$(298)	$785	$1,120	$45	$(298)	$867

	Nine months ended September 30, 2022				Nine months ended September 30, 2021
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,947	$999	$-	$2,946
All other assets, net	14,134	3,367	885	18,386	17,036	3,311	(2,778)	17,569
Total assets	$16,081	$4,366	$885	$21,332	$18,983	$4,310	$(2,778)	$20,515

Revenues:
Verification and certification service revenue	$12,917	$-	$-	$12,917	$11,659	$-	$-	$11,659
Product sales	3,473	-	-	3,473	3,071	-	-	3,071
Software and related consulting revenue	-	2,362	-	2,362	-	1,396	-	1,396
Total revenues	$16,390	$2,362	$-	$18,752	$14,730	$1,396	$-	$16,126
Costs of revenues:
Costs of verification and certification services	7,261	-	-	7,261	6,363	-	-	6,363
Costs of products	1,885	-	-	1,885	1,969	-	-	1,969
Costs of software and related consulting	-	1,899	-	1,899	-	995	-	995
Total costs of revenues	9,146	1,899	-	11,045	8,332	995	-	9,327
Gross profit	7,244	463	-	7,707	6,398	401	-	6,799
Depreciation & amortization	443	140	-	583	448	153	-	601
Other operating expenses	4,929	185	-	5,114	4,463	226	-	4,689
Segment operating income/(loss)	$1,872	$138	$-	$2,010	$1,487	$22	$-	$1,509
Other items to reconcile segment operating income (loss) to net income/(loss):
Other income / (expense)	108	(35)	-	73	95	(9)	1,037	1,123
Income tax expense	-	-	(579)	(579)	-	(5)	(408)	(413)
Net income/(loss)	$1,980	$103	$(579)	$1,504	$1,582	$8	$629	$2,219

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 13 – Supplemental Cash Flow Information

	Nine months ended September 30,
(Amounts in thousands)	2022	2021
Cash paid during the year:
Interest expense	$-	$5
Income taxes	$648	$595

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

Business Overview

Where Food Comes From, Inc. and its subsidiaries (“WFCF,” the “Company,” “our,” “we,” or “us”) is a leading trusted resource for third-party verification of food production practices in North America. The Company estimates that it supports more than approximately 17,500 farmers, ranchers, vineyards, wineries, processors, retailers, distributors, trade associations, consumer brands, chefs, and restaurants with a wide variety of value-added services provided through its family of verifiers, including IMI Global (“IMI”), Where Food Comes From Organic (“WFCFO” - previously International Certification Services and A Bee Organic), Validus Verification Services (“Validus”), and Sterling Solutions. In order to have credibility, product claims such as gluten-free, non-GMO, non-hormone treated, humane handling, and others require verification by an independent third-party such as WFCF. The Company’s principal business is conducting both on-site and desk audits to verify that claims being made about livestock, aquaculture, crops and other food products are accurate.

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

Pandemics, the Inflationary Environment and other Weather Related Risks

The ongoing outbreaks of pandemics, including COVID-19 and Avian Influenza, continue to impact our business. Due to safety and social distancing reasons, customers continue to request postponement of onsite visits. We work closely with our customers and standard setting bodies to identify innovative solutions and reschedule onsite visits as timely as possible.

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

The economy is facing inflationary pressures that has resulted in a few headwinds for our business, most notably in the form of a tight labor market where job candidates have considerable bargaining power which has driven wages up. Additionally, we are experiencing higher labor and benefit related costs to retain our existing personnel. We believe we will continue to see significant pressure in our labor and benefit related costs which impacts both our gross margins and net income.

We also continue to monitor for weakened demand in our software and related consulting business segment due to significant customer concentration. Increased inflation could place pressure on our customers’ timing of approval for consulting projects to move forward. Currently, it is difficult to estimate the financial impact to our software and related consulting revenue, if any. We actively market our sustainability solutions and services to new types of customers. We believe the growing awareness of environmental, social and governance (“ESG”) matters creates a key opportunity for us because we have the expertise and technology needed to help companies achieve ESG objectives within the food supply chain.

The drought conditions that impacted nearly one-half of the United States in the first half of 2022 predominately affected our ranch customers resulting in fewer cattle subject to verification. While this doesn’t directly impact our audit related revenue, it does impact our product sales and other related supply chain fees due to smaller herd sizes. However, we believe the long-term outlook for our industry remains favorable because the demand for verified cattle is still strong, as well as the premiums on verified cattle sold at auction. Additionally, during an inflationary period, most consumers continue to consume beef, although they may trade the quality of protein cut (such as steak) for a lesser cut (such as ground beef).

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

Liquidity and Capital Resources

At September 30, 2022, we had cash and cash equivalents of approximately $6.0 million compared to approximately $5.4 million at December 31, 2021. Our working capital at September 30, 2022 and December 31, 2021 was approximately $5.7 million and $5.4 million, respectively.

Net cash provided by operating activities for the nine months ended September 30, 2022 and 2021 was approximately $3.0 million. Net cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock-based compensation expense, forgiveness of Paycheck Protection Program loan in 2021, and deferred taxes. Fluctuations are primarily due to operating performance offset by the timing of cash receipts and cash disbursements. The cash provided by operating activities for the period ending September 30, 2022 was primarily driven by a change in accrued expenses, accounts receivable and prepaid expenses. The cash provided by operating activities for the period ending September 30, 2021 was primarily driven by a change in accrued expenses and deferred revenue, offset by cash used for inventory.

Net cash used in investing activities for the nine months ended September 30, 2022 and 2021, was approximately $0.2 million. Net cash used in the period ending September 30, 2022 was primarily for the purchase of digital assets. Net cash used in the period ending September 30, 2021 was primarily for the purchase of a vehicle and equipment.

Net cash used in financing activities for the nine months ended September 30, 2022 and 2021 was approximately $2.2 million and $1.6 million, respectively. Cash used for the periods ending September 30, 2022 and 2021, was primarily due to the repurchase of common shares under the Stock Buyback Plan and dividends paid to shareholders in 2021.

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

Debt Facility

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2025. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due upon maturity. As of September 30, 2022, and December 31, 2021, the effective interest rate was 7.75% and 4.75%, respectively. The LOC is collateralized by all the business assets of Where Food Comes From Organic, Inc. (“WFCFO”). As of September 30, 2022, and December 31, 2021, there were no amounts outstanding under this LOC.

Off-Balance Sheet Arrangements

As of September 30, 2022, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2022 compared to the same period in fiscal year 2021

The following table shows information for reportable operating segments (amounts in thousands):

	Three months ended September 30, 2022				Three months ended September 30, 2021
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,947	$999	$-	$2,946
All other assets, net	14,134	3,367	885	18,386	17,036	3,311	(2,778)	17,569
Total assets	$16,081	$4,366	$885	$21,332	$18,983	$4,310	$(2,778)	$20,515

Revenues:
Verification and certification service revenue	$5,169	$-	$-	$5,169	$4,701	$-	$-	$4,701
Product sales	1,588	-	-	1,588	1,383	-	-	1,383
Software and related consulting revenue	-	508	-	508	-	461	-	461
Total revenues	$6,757	$508	$-	$7,265	$6,084	$461	$-	$6,545
Costs of revenues:
Costs of verification and certification services	2,900	-	-	2,900	2,438	-	-	2,438
Costs of products	826	-	-	826	864	-	-	864
Costs of software and related consulting	-	359	-	359	-	315	-	315
Total costs of revenues	3,726	359	-	4,085	3,302	315	-	3,617
Gross profit	3,031	149	-	3,180	2,782	146	-	2,928
Depreciation & amortization	149	42	-	191	149	51	-	200
Other operating expenses	1,855	60	-	1,915	1,542	48	-	1,590
Segment operating income/(loss)	$1,027	$47	$-	$1,074	$1,091	$47	$-	$1,138
Other items to reconcile segment operating income (loss) to net income/(loss):
Other income / (expense)	9		-	9	29	(2)	-	27
Income tax expense	-	-	(298)	(298)	-	-	(298)	(298)
Net income/(loss)	$1,036	$47	$(298)	$785	$1,120	$45	$(298)	$867

	Nine months ended September 30, 2022				Nine months ended September 30, 2021
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,947	$999	$-	$2,946
All other assets, net	14,134	3,367	885	18,386	17,036	3,311	(2,778)	17,569
Total assets	$16,081	$4,366	$885	$21,332	$18,983	$4,310	$(2,778)	$20,515

Revenues:
Verification and certification service revenue	$12,917	$-	$-	$12,917	$11,659	$-	$-	$11,659
Product sales	3,473	-	-	3,473	3,071	-	-	3,071
Software and related consulting revenue	-	2,362	-	2,362	-	1,396	-	1,396
Total revenues	$16,390	$2,362	$-	$18,752	$14,730	$1,396	$-	$16,126
Costs of revenues:
Costs of verification and certification services	7,261	-	-	7,261	6,363	-	-	6,363
Costs of products	1,885	-	-	1,885	1,969	-	-	1,969
Costs of software and related consulting	-	1,899	-	1,899	-	995	-	995
Total costs of revenues	9,146	1,899	-	11,045	8,332	995	-	9,327
Gross profit	7,244	463	-	7,707	6,398	401	-	6,799
Depreciation & amortization	443	140	-	583	448	153	-	601
Other operating expenses	4,929	185	-	5,114	4,463	226	-	4,689
Segment operating income/(loss)	$1,872	$138	$-	$2,010	$1,487	$22	$-	$1,509
Other items to reconcile segment operating income (loss) to net income/(loss):
Other income / (expense)	108	(35)	-	73	95	(9)	1,037	1,123
Income tax expense	-	-	(579)	(579)	-	(5)	(408)	(413)
Net income/(loss)	$1,980	$103	$(579)	$1,504	$1,582	$8	$629	$2,219

Verification and Certification Segment

Verification and certification service revenues consist of fees charged for verification audits and other verification services that the Company performs for customers. Fees earned from our WFCF labeling program are also included in our verification and certification revenues as it represents a value-added extension of our source verification. Verification and certification service revenue for the three and nine months ended September 30, 2022 increased 10.0% and 10.8%, respectively, compared to the same periods in 2021, primarily due to increased customer demand for our product offerings.

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. Product sales for the three and months ended September 30, 2022 increased 14.8% and 13.1%, respectively, compared to the same period in 2021, primarily due to increased pricing and limited supply elsewhere in the market.

Costs of revenues for our verification and certification segment for the three and nine months ended September 30, 2022 were approximately $3.7 million and $9.1 million, respectively, compared to approximately $3.3 million and $8.3 million, respectively, for the same periods in 2021. Gross margin for the three and nine months ended September 30, 2022 was 44.9% and 44.2%, respectively compared to 45.7% and 43.4%, respectively, in 2021 primarily due to a change in product mix of our offerings which included new customers and new offerings, offset by increases in compensation related costs due to a tight labor market and inflation. Our margins are generally impacted by various fixed costs such as cost of products, salaries and benefits, insurance and taxes.

Other operating expenses for the three and nine months ended September 30, 2022 increased by approximately 20.3% and 10.4%, respectively, compared to the same three and nine month periods in 2021. The increase was primarily due to increases in compensation related costs due to a tight labor market and inflation, as well as, an increase in headcount.

Software and Related Consulting Segment

Software and related consulting revenue primarily represents fees earned from a wide range of professional consulting services and technology solutions that support our verification business and generate incremental revenue specific to the food and agricultural industry. Software and related consulting revenue for the three and nine months ended September 30, 2022 increased approximately 10.2% and 69.2%, respectively compared to the same periods in 2021. The nine month increase is due to a significant short-term engagement with a Japanese party to promote Japanese seafood products into the American supply chain. While we are hopeful that the engagement will be an annual recurring source of revenue for our consulting segment, as well as a potential opportunity for our verification and certification segment, we can give no assurance that it will be an ongoing source of revenue. Additionally, because this was a short-term engagement, it is not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Costs of revenues for our software and related consulting segment for the three and nine months ended September 30, 2022 was approximately $0.4 and $1.9 million, respectively, compared to approximately $0.3 million and $1.0 million, respectively, for the same periods in 2021. Gross margin for the three months ended September 30, 2022 decreased to 29.3% compared to 31.7% for the same period in 2021. Gross margin for the nine months ended September 30, 2022 decreased to 19.6% compared to 28.7% for the same period in 2021. The nine month decrease in gross margin is due primarily to increased cost of contract labor to support the short-term consulting engagement mentioned above.

Other operating expenses for the three months ended September 30, 2022 increased approximately $12,000 compared to the same period in 2021. Other operating expenses for the nine months ended September 30, 2022 decreased approximately $41,000 compared to the same period in 2021. Depreciation and amortization for the three and nine months ended September 30, 2022 decreased $9,000 and $13,000, respectively, compared to the same periods in 2021.

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

Dividend Income from Progressive Beef

For the three months ended September 30, 2022 and 2021, the Company received dividend income of $50,000 and $30,000, respectively, from Progressive Beef representing a distribution of their earnings. For the nine months ended September 30, 2022 and 2021, the Company received dividend income totaling $150,000 and $90,000, respectively.

Income Tax Expense

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three and nine months ended September 30, 2022, we recorded income tax expense of approximately $298,000 and $579,000, respectively, compared to income tax expense of $298,000 and $413,000 for the same periods in 2021. The effective tax rate for the nine months ended September 30, 2021 was favorably impacted by the non-taxability of the PPP loan forgiveness income.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the three and nine months ended September 30, 2022 was approximately $0.8 million and $1.5 million, respectively, and $0.13 and $0.25, respectively, per basic and diluted common share, respectively, compared to net income of approximately $0.9 million and $2.2 million, respectively, and $0.14 and $0.36, respectively, per basic and diluted common share for the same periods in 2021.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2021 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 30, 2022, the Company recognizes matters specific to COVID-19, the inflationary environment and weather-related risks may have a continued economic impact on the Company, but management does not know and cannot estimate what the long-term financial impact may be. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. For additional information on specific risks in our current filing, see “Coronavirus Pandemic (COVID-19), the Inflationary Environment and other Weather Related Risks” in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations above.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On September 30, 2019, our Board of Directors approved a new plan to buyback up to ten million additional shares of our common stock from the open market (“Stock Buyback Plan”). Activity for the three months ended September 30, 2022 is as follows:

	Number of Shares	Cost of Shares (in thousands)	Average Cost per Share
Shares purchased - July 2022	26,000	$282	$10.87
Shares purchased - August 2022	35,733	396	$11.08
Shares purchased - September 2022	47,000	459	$9.77
Total	108,733	$1,137

ITEM 6. EXHIBITS

(a) Exhibits

Number	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2022	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

	By:	/s/ Dannette Henning
Chief Financial Officer

