Form 10-K
period 2022-12-31
Where Food Comes From, Inc.
filed 2023-02-23
CIK 1360565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2022, the last business day of our most recently completed second fiscal quarter, was $34,587,994, based on the closing stock price on June 30, 2022 of $10.80.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 17, 2023 was 5,726,257.

DOCUMENTS INCORPORATED BY REFERENCE: Part III is incorporated by reference from the registrant’s Definitive Proxy Statement for its 2023 Annual Meeting of Shareholders to be filed, pursuant to Regulation 14A, within 120 days after the close of the registrant’s 2022 fiscal year.

PART I

ITEM 1. BUSINESS

GENERAL

Where Food Comes From, Inc. and its subsidiaries (“WFCF,” the “Company,” “our,” “we,” or “us”) is a leading trusted resource for third-party verification of food production practices in North America. The Company estimates that is supports more than approximately 17,500 farmers, ranchers, vineyards, wineries, processors, retailers, distributors, trade associations, consumer brands, chefs and restaurants with a wide variety of value-added services provided through its family of verifiers, including IMI Global (“IMI”), Where Food Comes From Organic (“WFCFO” - previously International Certification Services and A Bee Organic), and Validus Verification Services (“Validus”). In order to have credibility, product claims such as gluten-free, non-GMO, non-hormone treated, humane handling, and others require verification by an independent third-party such as WFCF. The Company’s principal business is conducting both on-site and desk audits to verify that claims being made about livestock, aquaculture, crops and other food products are accurate.

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

Growth Strategy

Due to organic growth in our portfolio of auditing standards, consumer demand and acquisitions, our sales have grown rapidly from $1.1 million in 2006 to $24.8 million in 2022, a 17-year compounded annual growth rate (“CAGR”) of approximately 20%.

Our growth strategy is as follows:

●	To cover more food groups than any other verification provider. Currently we verify beef, lamb, pork, poultry, seafood, dairy, eggs, fresh produce, nuts and grains, wine and finished products. In the future, we hope to further expand our scope within beverages, seafood and other produce.
●	To offer solutions for all participants in the food supply chain, including feed and input ingredient providers, farmers, producers, packers, auction barns, processors, handlers, distributors, restaurants, retailers and consumers.
●	To expand on the industry’s largest solutions portfolio. We currently are verifying or certifying to more than 50 certification standards or guidelines. To our knowledge, that is the most in the industry.
●	To continue organic growth. We leverage our bundling capability to aggressively pursue new customers, while sustaining our recurring revenue model and high retention rates.
●	To continue growth through merger and acquisition opportunities. Through selective acquisitions, we can expand our footprint by adding new customers, services, food groups and revenue streams.

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

Current Marketplace Opportunities

Because of growing demand for increased transparency into food production practices, we believe there are three main market drivers to promote forward momentum for our business:

Market Driver #1 - Consumer awareness and expectations

●	Per Steve Stouffer, group president of Tyson Fresh Meats, “We recognize the importance of sustainable beef production practices that take care of people, the planet and animals. Our goal is to work with ranchers to verify (via a third-party) and, when possible, improve those practices so that we can be transparent with our customers and consumers about how cattle in our supply chain are raised.”

●	Per Priya Khan, Founder and CEO of Nutrigold, “concerned consumers often wonder if the claims on product labels are actually true. They want to buy healthy, environmentally-friendly products and often pay a premium to do so. It is difficult to know what companies you can trust, and hard to tell what you are really getting when you buy. Something an increasing number of companies do to add transparency is use third-party verification, so consumers can buy with confidence.”

●	Per the Organic Global Food Market Report 2022, the global organic food market is expected to grow from $227.19 billion in 2021 to $259.06 billion in 2022 at a compound annual growth rate (CAGR) of 14.0%. The market is expected to grow to $437.36 billion in 2026 at a compound annual growth rate (CAGR) of 14.0%. Major players in the market include General Mills Inc., Nestle, Cargill, Inc., Danone, United Natural Foods Inc. and Amy’s Kitchen. Increasing health concerns due to the growing number of chemical poisoning cases globally is acting as a driver in the organic food market. This is causing consumers to shift their focus towards organic food products.

Market Driver #2 - Global competitiveness and risk mitigation among producers, restaurants, and retailers

●	Per “Managing Business Risk in the Food and Beverage Industry,” prepared by Cambashi, Inc., “To compete, midsize companies across the industry have stepped up research and development (R&D) to improve on and leverage existing brands and product lines for new applications, markets, and regions. The way people eat and what they eat around the globe continually changes, and this is driving co-ops and processors to research and develop new types of packaging, a wider variety of flavors, partially prepared options, and facilities dedicated to organic, allergy-free, or kosher foods. To support these shifts, companies are building or expanding facilities with state-of-the-art technologies and systems for development, testing, processing, and packaging.” We can assist companies by providing third party verification and other technology solutions to help companies compete on brand innovation.

●	Per the May 2020 blog post from CompareEthics.com, “independent, third-party testing and certification benefits brands in many ways. Firstly, verification showcases compliance with national or international standards and regulations. Consumers and brand competitors should have no reason to be suspicious of your business. Verification also demonstrates a commitment to safety and quality. This is key for customer retention. Verifying a product also increases credibility, trust and acceptance with retailers, consumers, and other regulators. This essentially strengthens your business case and future proofs your company. Obviously brands themselves also benefit from enhanced product quality and minimize risks, losses, and negative press by verifying each product.”

●	Producers, restaurant chains and retailers with dominant market shares and large buying power, like Dannon, Tyson, McDonald’s, Chick-Fil-A, Costco, and Wal-Mart, are leading the way in prioritizing sustainable food supply initiatives in response to consumer demands. With information literally at our fingertips, Google searches and smart phone apps are making it easier to expose where sustainable food supply chains are, and where they are not. We believe our technology will play a key role in capturing data to improve processes, yields and communicate our customer’s values, practices and other initiatives to consumers.

●	Producers, packers, distributors and retailers understand that verification, identification and traceability are key competitive differentiators. Oftentimes, it is necessary for export into international markets, including Korea, Russia, China and the European Union.

Market Driver #3 - Government regulation

●	On July 15, 2019 the European Council approved an agreement to establish a duty-free tariff rate quote (TRQ) exclusively for the United States for High Quality Beef (“HQB”). HQB includes a restriction on hormones and must be third party verified. Under the agreement, US ranchers are guaranteed an increasingly larger share of Europe’s beef market annually, with annual duty-free exports. The annual quota will increase from 18,500 metric tons beginning in 2020, growing annually, then stabilizing at 35,000 metric tons in 2026 and beyond. For 2023, American ranchers have a TRQ of 27,800 metric tons annually, compared to 17,200 metric tons annually for all other eligible countries. We believe the EU quota will continue to fuel demand for non-hormone treated cattle (“NHTC”).

●	Effective February 19, 2019, the USDA released a rule establishing the new national mandatory bioengineered (BE) food disclosure standard (NBFDS or Standard). The Standard requires food manufacturers, importers, and other entities that label foods for retail sale to disclose information about BE food and BE food ingredients. As of January 1, 2022, all food manufacturers must comply with the Standard. Our work as a Technical Administrator for the Non-GMO Project enables brands to have confidence that their products will align with the Standard.

●	The Animal Disease Traceability (“ADT”) Rule promulgated by the USDA primarily covers beef cattle 18 months of age or older. Under the final rule, unless specifically exempted, livestock moved interstate must be officially identified and accompanied by an interstate certificate of veterinary inspection or other documentation, such as owner-shipper statements or brand certificates. Although animal disease traceability does not prevent disease, an efficient and accurate traceability system reduces the number of animals and response time involved in a disease investigation. Our traceability solutions and EID tags can track animals from birth to slaughter using technology that offers a comprehensive solution that meets and/or exceeds the USDA’s ADT Rule.

●	Pressure from financial markets has also been growing. Investment managers such as BlackRock, as well as financial regulators including the Securities and Exchange Commissions and the U.S. Federal Reserve, are pushing companies to disclose sustainability metrics such as emissions across their supply chains and draw up plans to decarbonize their operations. We believe our solutions and expertise within the agrifood supply chain can assist companies in pursuing and reporting their sustainability strategies.

REVENUES

We offer a wide array of services, including verification, certification, consulting and software as a service (“SaaS”), to help food producers, brands and consumers differentiate certain attributes and production methods in the marketplace. We sell our services directly to customers at various levels in the agriculture, food and livestock supply chain. Most of our service offerings can be bundled to provide a “one-stop shop” for customers that have multiple levels of verification and certification needs, such as source verification and food safety certification. Our customers include some of the largest U.S. beef and pork packers, organic producers and processors, and specialty retail chains. No single customer generated more than 10% of the Company’s consolidated revenue in 2022 or 2021.

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

Verification and Certification Segment

Our verification and certification service revenues consist of fees charged for verification audits and other verification and certification related services that the Company performs for customers. We include fees earned from our WFCF labeling program and consulting/program development services in our verification and certification revenues due to the immateriality of the revenue stream and because it represents a value-added extension of our source verification. We are recognized and utilized by numerous standard-setting bodies as an accredited verification or certification service provider. We enable food producers and brands to make certain claims on live animals or packaged food products by verifying that they are meeting the standards or guidelines associated with the claim(s) they are making. For the years ended December 31, 2022 and 2021, our third-party verification programs provided 70.9% and 73.2% of our total revenue, respectively.

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. Our product sales allow us to offer our customers a comprehensive solution. Approximately 17.6% and 17.5% of our total revenue was generated by the sale of product during the years ended December 31, 2022 and 2021, respectively.

We historically purchased most of our electronic identification (“EID”) tags from one significant supplier and sourced the remainder of our EID tags from alternate smaller suppliers. In late 2021, we were informed by our key tag supplier that materials were becoming scarcer and their ability to meet our need was becoming more difficult. Accordingly, we identified multiple players in the market and contracted with all tag suppliers thereby changing the market dynamics. It has given us a strategic advantage, effectively minimizing our concentration risk. We also worked with all our tag suppliers to build our inventory by purchasing excess supply.

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

COMPETITION

The competition for third-party verification services in the food and agriculture industry is growing more intense, especially within the organic market. As of December 31, 2022, we estimate that there are approximately eight key competitors serving the food and agricultural industry, including Quality Assurance International, California Certified Organic Farmers, Oregon Tilth, Organic Crop Improvement Association, Earth Claims, FoodChain ID, NSF International, SGS and SCS Global Services. Differentiation hinges upon understanding all facets of food verification and the complex compliance challenges to make product verifications efficient, cost-effective, and seamless. Our core business and expertise focus on the “on farm” verifications to a variety of standards, guidelines and criteria, including source verification, natural, animal care and well-being, and sustainability verification.

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

EMPLOYEES

As of December 31, 2022, we had 93 total employees, of which 88 were full-time employees. Approximately 78% of our workforce is comprised of female and other minority employees. Our future success is substantially dependent upon the performance of our key senior management personnel, as well as our ability to attract and retain highly qualified technical personnel. Additional information regarding certain risks related to our employees is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

John Saunders, 51, founded the Company in 1998 and has served as the Chief Executive Officer since then. Mr. Saunders is also the Chairman of the Board of Directors of the Company and has served in this position since 1998. Previously, Mr. Saunders was a partner and consultant for Pathfinder Consulting Services, Inc. in Parker, Colorado. An expert in both technology and the livestock industry, Mr. Saunders is a graduate of Yale University.

Leann Saunders, 52, began working for the Company in 2003 and has been the President of the Company since 2008. Mrs. Saunders is also a Director on our Board of Directors and has served in this position since January 2012. Prior to 2003, Mrs. Saunders worked for PM Beef Holdings (“PM”), an integrated beef company, and developed a supply system for PM’s Ranch to Retail product line and managed PM’s USDA Process Verified program. She then served as the company’s Vice President of Marketing and Communications. Prior to joining PM in 1996, Mrs. Saunders worked for McDonald’s Corporation as a Purchasing Specialist, and Hudson Foods Corporation. Mrs. Saunders graduated with a B.S. in Agriculture Business and an M.S. in Beef Industry Leadership from Colorado State University. Mrs. Saunders currently sits on the Colorado State University Agriculture Dean’s Advisory Board, the University of Nebraska’s Engler Agribusiness Entrepreneurship Program Advisory Board, the Board of Directors for the International Stockmen’s Education Foundation and was the Chair for the United States Meat Export Federation for the 2015-2016 year.

Dannette Henning, 53, has been the Chief Financial Officer of the Company since January 2008. Prior to her appointment, she was engaged by the Company as a consultant beginning in November 2007. From 2004 to 2007, Mrs. Henning was the Corporate Controller for Einstein Noah Restaurant Group. From 2001 to 2003, she served as the Controller for Vari-L Company. Mrs. Henning’s previous experience includes financial management positions with KPMG Peat Marwick, DF&R Restaurant Company, and CSI/CDC Company. Mrs. Henning is a Certified Public Accountant with more than 30 years of professional experience. She received a B.B.A. degree in Accounting from the University of Texas at Arlington.

Jason Franco, 46, has been the Chief Technology Officer of the Company since August 2021. Previously, Mr. Franco served as Senior Vice President of Technology since September 2018 when WFCF acquired JVF Consulting, LLC, the consulting firm Mr. Franco founded in 2004 serving as President. From 2000 to 2004, Mr. Franco worked as a technical application consultant and integration specialist with Peoplesoft / Oracle. He began his career in 1998 as a software developer with John Deere Special Technologies Group, where he specialized in traceability applications. He received his B.S. degree in Computer Science from the University of the Pacific in Stockton, CA.

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

We are in a period of increasing inflation and economic uncertainty

The economy is facing inflationary pressures which has resulted in a few challenges for our business, most notably in the form of a tight labor market where job candidates have considerable bargaining power which has driven wages up. Additionally, we are experiencing higher labor and benefit related costs to retain our existing personnel. We believe we will continue to see significant pressure in our labor and benefit related costs which impacts both our gross margins and net income.

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

We face risks due to changing weather patterns and other environmental factors

Over the past several years, changing weather patterns and climatic conditions have added to the unpredictability and frequency of natural disasters, such as drought, hailstorms, wildfires and wind, snow and ice storms. Any such extreme weather condition can negatively impact a significant portion of our customers who produce food (including all major species of animal-based protein or edible plant variety) in various regions. For example, the drought conditions that impacted nearly one-half of the United States in the first half of 2022 predominately affected our ranch customers resulting in fewer cattle subject to verification. While this example doesn’t directly affect our audit related revenue, it does impact our product sales and other related supply chain fees due to smaller herd sizes. We cannot anticipate changes in weather patterns/conditions, and we cannot predict their impact on our customer’s operations if they were to occur.

If the operating results of our customers are impaired, the financial resources of our customers may limit purchases of our verification solutions and consulting services. Therefore, our ability to generate revenue is subject to the risks and uncertainties relating to the financial condition of our customers.

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

Regulations and standards are continually evolving and present a challenging risk. For example, in January 2013, the Japanese government announced a change to its import requirements on U.S. beef. Because the change enabled a significant increase in the amount of product qualifying for export to Japan, it negatively impacted the premiums typically seen in the marketplace for source and age verified cattle. In March 2020, the World Health Organization declared the outbreak of novel coronavirus disease (“COVID-19”) as a pandemic which negatively impacted certain aspects of our business due to government-mandated closures and social distancing measures. Due to our commitment to innovation, diversification of our product offerings, and our strategy of managing profitability, we believe we can quickly minimize the impact of any adverse changes in regulations or verification standards. While we attempt to mitigate these risks, we can give no assurance that we will be successful in overcoming the potential negative impact to the results of our operations.

Increased scrutiny and changing expectations from stakeholders with respect to the Company’s ESG practices may result in additional costs or risks.

Companies across many industries are facing increasing scrutiny related to their environmental, social and governance (ESG) practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the non-financial impacts of their investments. We take social responsibility very seriously. It’s the entire reason we spend day in and day out helping farmers, ranchers and brands around the world provide transparency to their consumers by communicating authentic, sustainable and traceable stories that directly impact our future. However, if our ESG practices do not meet investor or other industry stakeholder expectations, which continue to evolve, we may incur additional costs. Also, our brand, ability to attract and retain qualified employees and business may be harmed.

We face risks that highly contagious diseases or viral outbreaks may negatively impact the source of product we are able to verify and/or impact the efficiency in which we conduct ongoing business operations.

Today, infectious disease and viral outbreaks appear to be emerging more quickly than ever. For example, Porcine Epidemic Diarrhea Virus (PEDv) negatively impacted the pork/sow industry in 2014 and Highly Pathogenic Avian Influenza, more commonly known as Bird Flu, impacted poultry operations in 2016 and continues to impact poultry operations today in 2022/2023. In March 2020, the Global Health Organization declared the outbreak of the Corona Virus as a pandemic in human populations. Contagious diseases or viral outbreaks create increased bio-exclusion and social distancing considerations in our business.

These diseases and viral outbreaks frequently impact our business resulting in some customers requesting postponement of onsite visits. We work closely with our customers and standard setting bodies to identify innovative solutions and reschedule onsite visits as timely as possible. We also closely monitor the situation and react accordingly to any future restrictions or limitations, while keeping the interests of our customers, employees, and business operations in mind.

We have created innovative solutions that mitigate the risk of transferring disease but due to uncertainty in the severity and duration of various diseases and viral outbreaks, we can give no assurance that we will be successful in overcoming the impact to our business operations, employees, customers, and suppliers which could negatively impact our business revenues, profitability and financial condition.

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

As of February 17, 2023, John Saunders, our Chairman and CEO, and Leann Saunders, our President, beneficially owned in the aggregate approximately 30.4% of our common stock. The Saunders, together with the rest of our Board, beneficially own approximately 57.7% of our common stock. These directors and officers, if they determine to vote in the same manner, would have a significant impact on the outcome of any matter requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions or terms of any liquidation. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that may be favored by other shareholders. This could prevent transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

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

We have historically used common stock or securities exercisable or convertible into common stock in order to finance our future growth plans. Future sales of substantial amounts of our securities in the public or private markets would dilute our existing shareholders and could adversely affect the trading prices of our common stock and impair our ability to raise capital through future offerings of securities. Alternatively, we may rely on debt financing and assume debt obligations that require us to make substantial interest and principal payments that could adversely affect our business and future growth potential.

Our common stock has traded in low volumes. We cannot predict whether an active trading market for our common stock will ever develop.

Historically, our common stock has experienced a lack of trading liquidity. In the absence of an active trading market:

●	an investor may have difficulty buying and selling our common stock at all or at the price one considers reasonable; and
●	market visibility for shares of our common stock may be limited, which may have a depressive effect on the market price for shares of our common stock and on our ability to raise capital or make acquisitions by issuing our common stock.

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

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) requires, among other things, that we maintain effective internal controls over financial reporting and disclosure controls and procedures. In particular, we must create internal controls and strategies to ensure those controls are effective at producing accurate financial reports. Our compliance with Sarbanes-Oxley requires that we incur substantial accounting expenses and expend significant management efforts. The effectiveness of our controls and procedures may in the future be limited by a variety of factors, including:

●	faulty human judgment and simple errors, omissions or mistakes;
●	fraudulent action of an individual or collusion of two or more people;
●	inappropriate management override of procedures; and
●	the possibility that any enhancements to controls and procedures may still not be adequate to assure timely and accurate financial information.

If we are not able to comply with the requirements of Sarbanes-Oxley in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we may be subject to delisting, investigations by the SEC and civil or criminal sanctions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company leases approximately 15,700 square feet of office space for its corporate headquarters. Total rental payments are approximately $43,800 per month as of December 31, 2022, which includes common area charges, and are subject to annual increases over the term of the lease. The lease agreement has an initial term of five years plus two renewal periods. The Company has exercised the first renewal period and is likely to renew for the second renewal period. This space is being leased from a company in which our CEO and President, each a related party to the Company, have a 24.3% jointly held ownership interest.

In September 2017, the Company entered into a lease agreement for our Urbandale, Iowa office space. The lease is for a period of two years and expired on August 31, 2019. This lease was extended twice (2) for additional 3 year terms, with the current extension terminating on August 31, 2025. Rental payments are approximately $3,500 per month, which includes common area charges, and are not subject to annual increases over the term of the lease.

In December 2018, the Company entered into a new lease agreement in San Ramon, California for SureHarvest office space. The lease is for a period of sixty-six months and expires on May 1, 2024. Rental payments are approximately $6,750 per month as of December 31, 2022, which includes common area charges, and are subject to annual increases over the term of the lease.

In June 2021, the Company entered into a new lease agreement in Victoria, British Columbia, Canada for Postelsia office space. The lease is for a period of two years and expires on May 31, 2023. Rental payments are approximately Canadian $1,850 or US$1,400 per month as of December 31, 2022, which includes common area charges, and are not subject to annual increases over the term of the lease.

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

Stockholders

As of February 16, 2023, we estimate that there were 87 record holders of our common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals and entities are registered in the name of Cede & Co. A nominee of The Depository Trust Company, Cede & Co. is a securities depository for banks and brokerage firms.

Dividends

For the year ended December 31, 2022, there have been no cash dividends declared or paid. For the year ended December 31, 2021, we declared a special cash dividend of $0.15 per share for shareholders of record on July 27, 2021, with a payment date of August 16, 2021.

Recent Sales of Unregistered Securities

There have been no unregistered sales of securities for the years ended December 31, 2022 and 2021.

Issuer Purchases of Equity Securities

On September 30, 2019, our Board of Directors approved a plan to buy back up to 2.5 million additional shares of our common stock from the open market (“Stock Buyback Plan”). Our Stock Buyback Plan has been and will be used to return capital to shareholders and to minimize the dilutive impact of stock options and other share-based awards. In the future, we may consider additional share repurchases under our plan based on several factors, including our cash position, share price, operational liquidity, and planned investment and financing needs. Our Board of Directors did not specify an expiration date for repurchases under the Stock Buyback Plan.

Activity for the quarter ended December 31, 2022 is as follows:

	Number of Shares	Cost of Shares (in thousands)	Average Cost per Share
Shares purchased - October 2022	45,000	$492	$10.94
Shares purchased - November 2022	46,100	560	$12.15
Shares purchased - December 2022	14,001	196	$13.97
Total	105,101	$1,248	$11.88

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

RESULTS OF OPERATIONS

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

The following table shows information for reportable operating business segments:

	Year ended December 31, 2022				Year ended December 31, 2021
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,947	$999	$-	$2,946
All other assets, net	9,949	3,182	2,219	15,350	14,267	3,848	(1,277)	16,838
Total assets	$11,896	$4,181	$2,219	$18,296	$16,214	$4,847	$(1,277)	$19,784

Revenues:
Verification and certification service revenue	$17,610	$-	$-	$17,610	$16,058	$-	$-	$16,058
Product sales	4,364	-	-	4,364	3,830	-	-	3,830
Software and related consulting revenue	-	2,871	-	2,871	-	2,044	-	2,044
Total revenues	$21,974	$2,871	$-	$24,845	$19,888	$2,044	$-	$21,932
Costs of revenues:
Costs of verification and certification services	9,748	-	-	9,748	8,402	-	-	8,402
Costs of products	2,333	-	-	2,333	2,441	-	-	2,441
Costs of software and related consulting	-	2,296	-	2,296	-	1,352	-	1,352
Total costs of revenues	12,081	2,296	-	14,377	10,843	1,352	-	12,195
Gross profit	9,893	575	-	10,468	9,045	692	-	9,737
Depreciation & amortization	582	183	-	765	597	202	-	799
Other operating expenses	6,805	246	-	7,051	6,324	311	-	6,635
Segment operating income/(loss)	$2,506	$146	$-	$2,652	$2,124	$179	$-	$2,303
Other items to reconcile segment operating income/(loss) to net income/(loss):
Other income/(loss)	202	(38)	-	164	1,329	(12)	-	1,317
Income tax benefit/(expense)	-	-	(822)	(822)	-	-	(659)	(659)
Net income/(loss)	$2,708	$108	$(822)	$1,994	$3,453	$167	$(659)	$2,961

Verification and Certification Segment

Verification and certification service revenues consist of fees charged for verification audits and other verification and certification related services that the Company performs for customers. Fees earned from our WFCF labeling program are also included in our verification and certification revenues as it represents a value-added extension of our source verification. Verification and certification service revenue for the year ended December 31, 2022 increased approximately $1.6 million, or 9.7% compared to 2021. Overall, the increase is due primarily to increased customer awareness and demand for our product offerings.

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. Product sales for the year ended December 31, 2022 increased approximately $0.5 million or 13.9% compared to 2021, primarily due to increased pricing reflective of the market, and limited supply elsewhere in the market.

Costs of revenues (for services and product sales) for the verification and certification segment for the year ended December 31, 2022 were approximately $12.1 million compared to approximately $10.8 million in 2021. Gross margin for the year ended December 31, 2022 decreased slightly to 45.0% compared to 45.5% in 2021. The decline is primarily due to increases in compensation related costs due to a tight labor market and inflation, offset by increased margins for our product sales. Our margins are generally impacted by various costs such as cost of products, salaries and benefits, insurance and taxes.

Selling, general and administrative expenses for the year ended December 31, 2022 increased 6.7% compared to 2021. Overall, the increase in our selling, general and administrative expenses is due to increased compensation related costs due to a tight labor market and inflation, as well as, an increase in headcount.

Software and Related Consulting Segment

Software and related consulting revenue is a revenue stream specific to our acquisitions of SureHarvest and Postelsia. Offerings include a wide range of professional consulting services and technology solutions that support our verification business and generate incremental revenue specific to the food and agricultural industry. For the year ended December 31, 2022, software and related consulting service revenue increased approximately 40.5% over 2021, due to a significant short-term engagement with a Japanese party to promote Japanese seafood products into the American supply chain. While we do not believe this engagement will be an annual recurring source of revenue for our consulting segment, we are hopeful that it is a long-term potential opportunity for our verification and certification segment. Additionally, because this was a short-term engagement, it is not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Costs of revenues for our software and related consulting segment for the years ended December 31, 2022 and 2021 were approximately $2.3 and $1.4 million, respectively. For the year ended December 31, 2022, gross margin had decreased to 20.0% from 33.9% in 2021. The decrease in gross margin is due primarily to increased cost of contract labor to support the short-term consulting engagement mentioned above.

Selling, general and administrative expenses for the year ended December 31, 2022 decreased 16.4% compared to 2021. The decrease is predominately due to the decrease in depreciation and personnel costs, slightly offset by increased travel related expenses.

Dividend Income from Progressive Beef, LLC

On August 9, 2018, the Company purchased a ten percent membership interest in Progressive Beef, LLC (“Progressive Beef”) for an aggregate purchase price of approximately $1.0 million. The Company received dividend income of $250,000 and $200,000 for the years ended December 31, 2022 and 2021, respectively, from Progressive Beef representing a distribution of their earnings.

Income Tax Expense

For the years ended December 31, 2022 and 2021, we recorded income tax expense of approximately $0.8 million and $0.7 million, respectively. The effective tax rate for the year ended December 31, 2022 and 2021 was 28.8% and 24.6%, respectively, compared to a federal corporate rate of 21.0%. The effective tax rate for 2021 was favorably impacted by the non-taxability of the Paycheck Protection Program (“PPP) loan forgiveness income.

Net Income and Per Share Information

As a result of the foregoing, net income for the year ended December 31, 2022 was approximately $2.0 million or $0.34 per basic and $0.33 per diluted common share, compared to approximately $3.0 million or $0.49 per basic and $0.48 per diluted common share in 2021.

Liquidity and Capital Resources

At December 31, 2022, we had cash and cash equivalents of approximately $4.4 million compared to approximately $5.4 million at December 31, 2021. Our working capital at December 31, 2022 was approximately $4.9 million compared to approximately $5.7 million at December 31, 2021.

Net cash provided by operating activities during 2022 was approximately $2.7 million compared to $3.0 million during the same period in 2021. Net cash provided by operating activities is driven by a decrease in our net income and adjusted by non-cash items and changes in current assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock-based compensation expense, forgiveness of Paycheck Protection Program loan, and deferred taxes. Fluctuations are primarily due to operating performance offset by the timing of cash receipts and cash disbursements. The cash provided by operating activities for 2022 was primarily driven by a decrease in deferred revenue and cash used for inventory, offset by an increase in prepaid expenses and accounts payable. The cash provided by operating activities for 2021 was primarily driven by an increase in deferred revenue, decrease in accounts receivable and prepaid expenses and other assets, offset by cash used for inventory.

Net cash used in investing activities during 2022 was approximately $0.3 million compared to $3,000 during 2021. Net cash used in the 2022 period was $0.2 million for the purchase of digital assets and $0.1 million for the purchase of a vehicle, equipment and software development. Net cash used in the 2021 period was $0.2 million for the purchase of a vehicle, equipment and software development offset by $0.2 million in proceeds from the sale of the Medina land and building.

Net cash used in financing activities during 2022 was approximately $3.4 million compared to net cash used of $2.0 million in the 2021 period. Net cash used in the 2022 period was primarily for the repurchase of common shares under the Stock Buyback Plan. Net cash used in the 2021 period was $1.1 million for the repurchase of common shares under the Stock Buyback Plan and $0.9 million in dividends paid to shareholders.

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

Debt Facility

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2025. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due upon maturity. As of December 31, 2022, and 2021, the effective interest rate was 9.0% and 4.75%, respectively. The LOC is collateralized by all the business assets of Where Food Comes From Organic, Inc. (“WFCFO”), a subsidiary of WFCF. As of December 31, 2022, and 2021, there were no amounts outstanding under this LOC.

On April 17, 2020, the Company received a $1.0 million loan under the Paycheck Protection Program (“PPP”) with a maturity date of April 17, 2022 and an annual interest rate of 1.00%. The Company received notification the loan and accrued interest amount was forgiven on March 4, 2021.

Off Balance Sheet Arrangements

As of December 31, 2022, we had no off-balance sheet arrangements of any type.

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

We had deferred revenue of approximately $1.2 million and $1.0 million at December 31, 2022 and 2021, respectively, primarily related to the annual certification period for certain of our third-party crop and other processed product audits. The balance of these contract liabilities at the beginning of the period is expected to be recognized as revenue during 2023.

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

We recognize revenue related to the SaaS arrangement over an annual subscription period utilizing a time-based output measure of progress that results in a straight-line attribution of revenue. We had deferred revenue of approximately $0.1 and $0.5 million at December 31, 2022 and 2021, respectively, primarily due to the SaaS arrangements.

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

Stock-Based Compensation

The Company recognizes all equity-based compensation as stock-based compensation expense based on the fair value of the compensation measured at the grant date. For stock options, fair value is calculated using the Black-Scholes-Merton option-pricing model. For restricted stock awards and stock awards, fair value is the closing stock price for the Company’s common stock on the grant date. The expense is recognized over the vesting period of the grant.

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

Our effective income tax rate is also affected by changes in tax law, our level of earnings and the results of tax audits. As of December 31, 2022, we concluded that a valuation allowance against our deferred tax assets was not considered necessary. As of December 31, 2022 and 2021, the Company did not have an unrecognized tax liability. Changes in these estimates and assumptions could materially affect the tax provision as recorded.

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

As of December 31, 2022 and 2021, we had approximately $2.9 million of goodwill.

During the fourth quarter of 2022 and 2021, we performed a qualitative assessment on our WFCF, WFCFO, Validus and SureHarvest units and concluded that the fair value of the reporting units exceeded their carrying value.

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

Indefinite-Lived Assets

Our non-amortizable intangible assets which have an indefinite life relate to the trademarks/tradenames and digital assets.

Trademarks/tradenames were acquired in the Validus acquisition. Pursuant to Accounting Standards Codification (“ASC”) Topic 350, if an intangible asset is determined to have an indefinite useful life, it shall not be amortized until its useful life is determined to no longer be indefinite. Accordingly, we evaluate the remaining useful life of an intangible asset that is not being amortized each reporting period to determine whether events or circumstances continue to support an indefinite useful life.

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

As of December 31, 2022, there have been no changes to the indefinite life determination pertaining to the trademarks/tradenames intangible assets. Based on the qualitative assessment on Validus reporting unit, we concluded that the likelihood of the indefinite lived asset being impaired was below a “more-likely-than-not” threshold.

Digital assets or “cryptocurrency” are held as indefinite-lived intangible assets in accordance with ASC Topic 350. We have ownership of and control over our digital assets and may use a third-party custodial service to secure it. The digital assets are initially recorded at cost and are subsequently remeasured on the consolidated balance sheet at cost, net of any impairment losses incurred since acquisition, if applicable.

We determine the fair value of our digital assets on a quarterly basis in accordance with ASC Topic 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that we have determined is the principal market for such assets (Level 1 inputs). We perform an analysis each quarter to identify whether significant events or changes in circumstances, indicate that it is more likely than not that our digital assets are permanently impaired. In determining if an impairment has occurred, we consider the lowest market price of one unit of digital asset quoted on an active exchange since acquiring the digital asset. If the current carrying value of a digital asset significantly exceeds the fair value so determined, a permanent impairment loss has occurred with respect to the digital assets in the amount equal to the difference between their carrying values and the price determined.

As of December 31, 2022, we have not sold any digital assets and have recognized an impairment loss of $62,000. As of December 31, 2022, the carrying value of our digital assets held was $0.1 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Where Food Comes From, Inc.

Castle Rock, Colorado

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of Where Food Comes From, Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, equity, and cash flows, for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Auditor Firm ID 647

Denver, Colorado

February 23, 2023

Where Food Comes From, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
(Amounts in thousands, except per share amounts)	2022	2021
Assets
Current assets:
Cash and cash equivalents	$4,368	$5,414
Accounts receivable, net of allowance	2,172	2,178
Inventory	888	767
Prepaid expenses and other current assets	463	325
Total current assets	7,891	8,684
Property and equipment, net	998	1,295
Right-of-use assets, net	2,607	2,823
Investment in Progressive Beef	991	991
Intangible and other assets, net	2,340	2,581
Goodwill, net	2,946	2,946
Deferred tax assets, net	523	464
Total assets	$18,296	$19,784

Liabilities and Equity
Current liabilities:
Accounts payable	$640	$447
Accrued expenses and other current liabilities	769	710
Deferred revenue	1,278	1,513
Current portion of finance lease obligations	9	13
Current portion of operating lease obligations	341	313
Total current liabilities	3,037	2,996
Finance lease obligations, net of current portion	37	19
Operating lease obligation, net of current portion	2,745	3,020
Total liabilities	5,819	6,035

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 95,000 shares authorized; 6,501 (2022) and 6,489 (2021) shares issued, and 5,775 (2022) and 6,071 (2021) shares outstanding	6	6
Additional paid-in-capital	12,145	11,955
Treasury stock of 727 (2022) and 419 (2021) shares	(7,263)	(3,807)
Retained earnings	7,589	5,595
Total equity	12,477	13,749
Total liabilities and stockholders’ equity	$18,296	$19,784

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Income

	Year ended December 31,
(Amounts in thousands, except per share amounts)	2022	2021
Revenues:
Verification and certification service revenue	$17,610	$16,058
Product sales	4,364	3,830
Software and related consulting revenue	2,871	2,044
Total revenues	24,845	21,932
Costs of revenues:
Costs of verification and certification services	9,748	8,402
Costs of products	2,333	2,441
Costs of software and related consulting	2,296	1,352
Total costs of revenues	14,377	12,195
Gross profit	10,468	9,737
Selling, general and administrative expenses	7,816	7,434
Income from operations	2,652	2,303
Other income/(loss):
Dividend income from Progressive Beef	250	200
Gain on sale of assets	12	95
Loan forgiveness from Paycheck Protection Program	-	1,037
Other income, net	5	2
Loss on foreign currency exchange	(38)	(11)
Impairment expense	(62)	-
Interest expense	(3)	(6)
Income before income taxes	2,816	3,620
Income tax expense	822	659
Net income	$1,994	$2,961

Per share - net income
Basic	$0.34	$0.49
Diluted	$0.33	$0.48

Weighted average number of common shares outstanding:
Basic	5,955	6,098
Diluted	6,035	6,185

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
(Amounts in thousands)	2022	2021

Operating activities:
Net income	$1,994	$2,961
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	765	799
Impairment of digital assets	62	-
Gain on sale of assets	(12)	(95)
Stock-based compensation expense	154	291
Deferred tax benefit	(59)	(21)
Bad debt expense	26	-
Forgiveness of note payable from Paycheck Protection Program	-	(1,037)
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable	(20)	330
Inventory	(121)	(767)
Prepaid expenses and other assets	(138)	267
Accounts payable	193	(202)
Accrued expenses and other current liabilities	59	108
Deferred revenue	(235)	381
Right of use assets and liabilities, net	(14)	5
Net cash provided by operating activities	2,654	3,020

Investing activities:
Purchase of digital assets	(178)	-
Proceeds from sale of assets	-	210
Purchases of property, equipment and software development costs	(89)	(213)
Net cash used in investing activities	(267)	(3)

Financing activities:
Repayments of finance lease obligations	(13)	(10)
Proceed from stock option exercise	36	52
Dividends paid to shareholders	-	(914)
Stock repurchase under Stock Buyback Plan	(3,456)	(1,105)
Net cash used in financing activities	(3,433)	(1,977)
Net change in cash	(1,046)	1,040
Cash at beginning of period	5,414	4,374
Cash at end of period	$4,368	$5,414

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Equity

Years ended December 31, 2021 and 2022

			Additional
	Common Stock		Paid-in	Treasury	Retained
(Amounts in thousands)	Shares	Amount	Capital	Stock	Earnings	Total

Balance at January 1, 2021	6,118	$6	$11,612	$(2,702)	$3,548	$12,464

Stock-based compensation expense	15	-	291	-	-	291
Stock options exercised	19	-	52	-	-	52
Repurchase of common shares under Stock Buyback Plan	(81)	-	-	(1,105)	-	(1,105)
Dividends paid	-	-	-	-	(914)	(914)
Net income	-	-	-	-	2,961	2,961
Balance at December 31, 2021	6,071	$6	$11,955	$(3,807)	$5,595	$13,749

Stock-based compensation expense	4	-	154	-	-	154
Stock options exercised	8	-	36	-	-	36
Repurchase of common shares under Stock Buyback Plan	(308)	-	-	(3,456)	-	(3,456)
Net income	-	-	-	-	1,994	1,994
Balance at December 31, 2022	5,775	$6	$12,145	$(7,263)	$7,589	$12,477

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 1 - The Company and Basis of Presentation

Business Overview

Where Food Comes From, Inc. is a Colorado corporation based in Castle Rock, Colorado (“WFCF”, the “Company,” “our,” “we,” or “us”). We are an independent, third-party food verification company conducting both on-site and desk audits to verify that claims being made about livestock, food, other high-value specialty crops and agricultural and aquaculture products are accurate. We care about food and other agricultural and aquacultural products, how it is grown and raised, the quality of what we eat, what farmers and ranchers do, and authentically telling that story to the consumer. Our team visits farms and ranches and looks at their plants, animals, and records, and compares the information we collect to specific standards or claims that farms and ranches want to make about how they are producing food. We strive to ensure that everyone involved in the food business - from growers and farmers to retailers and shoppers – can count on WFCF to provide authentic and transparent information about the food we eat and how, where, and by whom it is produced.

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

Revenue attributable to each of our identified revenue categories is disaggregated in the table below (amounts in thousands).

	Year ended December 31, 2022				Year ended December 31, 2021
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Revenues:
Verification and certification service revenue	$17,610	$-	$-	$17,610	$16,058	$-	$-	$16,058
Product sales	4,364	-	-	4,364	3,830	-	-	3,830
Software and related consulting revenue	-	2,871	-	2,871	-	2,044	-	2,044
Total revenues	$21,974	$2,871	$-	$24,845	$19,888	$2,044	$-	$21,932

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

As of December 31, 2022 and 2021, accounts receivable from contracts with customers, net of allowance for doubtful accounts, were approximately $2.2 million.

As of December 31, 2022 and 2021, deferred revenue from contracts with customers were approximately $1.3 million and $1.5 million, respectively. The balance of the contract liabilities at December 31, 2021 was recognized as revenue in 2022 and the balance at December 31, 2022 is expected to be recognized as revenue during 2023.

The following table reflects the changes in our contract liabilities during the year ended December 31, 2022 and 2021:

Deferred revenue (in thousands):	2022	2021
Deferred revenue January 1	$1,513	$1,132
Unearned billings	3,733	3,373
Revenue recognized	(3,968)	(2,992)
Deferred revenue December 31	$1,278	$1,513

Cost of Revenues

Salaries and related fringe benefits directly associated with our verification and certification service revenues are allocated to costs of verification and certification services.

Costs of products primarily represents the cost of livestock EID ear tags generally used in connection with our verification programs.

Costs of software and related consulting include direct costs of salaries and related fringe benefits, and software product support, including web-hosting fees.

Accounts Receivable and Allowance for Doubtful Accounts

Our receivables are generally due from trade customers. Credit is extended based on our evaluation of the customer’s financial condition, and generally collateral is not required. Accounts receivable are generally due approximately 30 days from the invoice date and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts receivable that are outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss and payment history, the customer’s current ability to pay its obligations to us and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The allowance for doubtful accounts was approximately $55,000 and $61,000, at December 31, 2022 and 2021, respectively.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

At December 31, 2022 and 2021, no single customer accounted for greater than 10% of our accounts receivable balance.

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

We do not manufacture any of the items in inventory. All items in inventory are finished goods and are expected to be sold in less than twelve months. As of December 31, 2022, there is no indication of obsolescence or impairment of inventory. No items in inventory have been pledged as security.

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

The fair values of other identifiable intangible assets are determined using the income approach or fair value measurement. Other intangible assets include, but are not limited to, developed technology, customer relationships, accreditations, tradenames/trademarks, patents and digital assets. Intangible assets with determinable useful-lives are amortized on a straight-line basis over their estimated useful-lives of two to 15 years. Certain acquired trade names and digital assets are considered to have indefinite lives and are not amortized but are assessed at least annually for potential impairment as described below.

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

We review long-lived assets for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, or at least annually. The evaluation is performed at the lowest level of identifiable cash flows. Undiscounted cash flows expected to be generated by the related assets are estimated over the asset’s useful life based on updated projections. If the evaluation indicates that the carrying amount of the asset may not be recoverable, any potential impairment is measured based upon the fair value of the related asset or asset group as determined by an appropriate market appraisal or other valuation technique.

We determine the fair value of our digital assets on a quarterly basis based on quoted prices on the active exchange(s) that we have determined is the principal market for such assets. We perform an analysis each quarter to identify whether significant events or changes in circumstances, indicate that it is more likely than not that our digital assets are permanently impaired. In determining if an impairment has occurred, we consider the lowest market price of one unit of digital asset quoted on an active exchange since acquiring the digital asset. If the current carrying value of a digital asset significantly exceeds the fair value so determined, a permanent impairment loss has occurred with respect to the digital assets in the amount equal to the difference between their carrying values and the price determined.

Research and Development and Software Development Costs

Research and development costs are charged to operations as incurred. We did not incur any research and development expense in 2022 and 2021.

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

Software development costs for external sale are capitalized once technological feasibility is achieved. Capitalized costs are amortized over the expected benefit period. We generally expense a significant portion of software development costs because technological feasibility occurs very late in the software development process. In connection with our acquisitions, software developed for external sale with an estimated fair value of approximately $0.6 million is included in property and equipment as of December 31, 2022 and 2021. During 2021, $0.3 million of the software developed for external sale was reclassified to be used for internal purposes only. During 2022 and 2021, the amortization of capitalized costs totaled approximately $0.

Advertising and Marketing Expenses

Advertising and marketing costs are expensed as incurred. Total advertising and marketing expenses for the years ended December 31, 2022 and 2021, were approximately $0.2 million and $0.3 million, respectively.

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

The accounting standard related to income taxes applies to all tax positions and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The accounting standard requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. This standard also provides guidance on the presentation of tax matters and the recognition of potential Internal Revenue Service interest and penalties. As of December 31, 2022 and 2021, the Company did not have an unrecognized tax liability.

The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. The Company did not incur any material interest and penalties for the years ended December 31, 2022 and 2021.

The Company files income tax returns in the U.S. and various state jurisdictions, and there are open statutes of limitation for taxing authorities to audit our tax returns from 2019 through the current period.

Stock-Based Compensation

The Company recognizes all equity-based compensation as stock-based compensation expense based on the fair value of the compensation measured at the grant date. For stock options, fair value is calculated at the date of grant using the Black-Scholes-Merton option-pricing model. For restricted stock awards and stock awards, fair value is the closing stock price for the Company’s common stock on the grant date. The expense is recognized over the vesting period of the grant.

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

The company has not adopted any new accounting pronouncements during 2022 and 2021.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Recently Issued Accounting Pronouncements

In September 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. The Company is currently required to adopt the new standard in 2023. The adoption of this standard will have no material impact on the financial statements.

Note 3 - Property and Equipment

The major categories of property and equipment are as follows as of December 31st:

	2022	2021
(in thousands)
Automobiles	$137	$124
Furniture and office equipment	582	534
Software and tools	1,927	1,927
Website development and other enhancements	189	189
Building and leasehold improvements	811	811
Land	-	-
	3,646	3,585
Less accumulated depreciation	2,648	2,290
Property and equipment, net	$998	$1,295

Total depreciation expense for the years ended December 31, 2022 and 2021 was approximately $0.4 million. Depreciation expense for assets recorded under finance leases was approximately $10,000 for the years ended December 31, 2022 and 2021.

In December 2021, the Company sold the land, 2,300-square foot building and some office furniture located in Medina, North Dakota for $0.2 million.

Note 4 - Investment in Progressive Beef, LLC

On August 9, 2018, the Company purchased a ten percent membership interest in Progressive Beef, LLC (“Progressive Beef”) for approximately $1.0 million funded by a combination of cash and stock of the Company. Where Food Comes From is the primary certifier for Progressive Beef. As of December 31, 2022 and 2021, the Company received dividend income of approximately $0.3 and $0.2 million, respectively, from Progressive Beef representing a distribution of their earnings. The income is reflected within the “other (expense) income” section of the Company’s Consolidated Statement of Income for the years ended December 31, 2022 and 2021. The investment is accounted for as a financial instrument under ASC 321 and the Company has elected to apply the practical expedient to value the investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The Company completed a qualitative assessment and determined that there were no impairment indicators as of December 31, 2022 and 2021.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 5 – Intangible and Other Assets

The following table summarizes our intangible assets as of:

	December 31,	December 31,	Estimated
	2022	2021	Useful Life
Intangible assets subject to amortization (in thousands):
Tradenames and trademarks	$417	$417	2.5 - 8.0 years
Accreditations	75	75	5.0 years
Customer relationships	3,664	3,664	3.0 - 15.0 years
Patents	970	970	4.0 years
Non-compete agreements	121	121	5.0 years
	5,247	5,247
Less accumulated amortization	3,511	3,154
	1,736	2,093
Cryptocurrency (not subject to amortization)	116	-
Tradenames/trademarks (not subject to amortization)	465	465
	2,317	2,558
Other assets	23	23
Intangible and other assets:	$2,340	$2,581

We reviewed our long-lived assets for indicators of impairment in 2022 and 2021 and concluded in each year that no impairments exist. For the period ending December 31, 2022, we have not sold any digital assets and have recognized an impairment loss of $62,000 related to our investment in cryptocurrency. As of December 31, 2022, the carrying value of our digital assets held was $116,000.

Amortization expense for each of the years ended December 31, 2022 and 2021 was approximately $0.3 million and $0.4 million, respectively.

As of December 31, 2022, future scheduled amortization of intangible assets is as follows (in thousands):

Fiscal year ending December 31:

2023	$317
2024	305
2025	260
2026	223
2027	197
Thereafter	434
$1,736

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 6 – Goodwill

Annual Impairment Test of Goodwill

We performed a qualitative assessment on our WFCF, WFCFO, Validus and SureHarvest reporting units for our 2022 annual test and concluded that it was more-likely-than-not that the fair value of the reporting unit exceeded its carrying value and, therefore, a two-step impairment test was not necessary. The qualitative assessment compares current performance, expectations and other indicators against what was expected as part of the most recent Step 1 valuation. Consequently, the key estimates and assumptions related to the most recent Step 1 valuation pertaining to this reporting unit had not changed since our previous annual report.

Note 7 – Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities as of (in thousands):

	December 31,	December 31,
	2022	2021

Income and sales taxes payable	$14	$185
Payroll related accruals	326	288
Customer deposits	35	76
Professional fees and other expenses	394	161
	$769	$710

Note 8 - Notes Payable and Lease Obligations

Unison Revolving Line of Credit

The Company has a revolving line of credit (“LOC”) agreement which matures on April 12, 2025. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due upon maturity. As of December 31, 2022 and 2021, the effective interest rate was 9.0% and 4.75%, respectively. The LOC is collateralized by all the business assets of WFCFO. As of December 31, 2022 and 2021, there were no amounts outstanding under this LOC.

Lease Obligations

We have operating and finance leases for corporate offices, other regional offices, and certain equipment. Our leases have remaining lease terms of 1 year to 15 years, some of which include multiple options to extend the leases for up to 5 years each.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2022	2021
Operating lease cost	$492	$474
Finance lease cost
Amortization of assets	10	10
Interest on finance lease obligations	3	4
Variable lease cost	-	-
Total net lease cost	$505	$488

Included in the table above, is approximately $0.4 million for the years ended December 31, 2022 and 2021, of operating lease cost for our corporate headquarters. This space is being leased from The Move, LLC. Our CEO and President, each a related party to WFCF, have a 24.3% jointly-held ownership interest in The Move, LLC.

Rent and lease expense for each of the years ended December 31, 2022 and 2021 was approximately $0.7 million and $0.6 million, respectively.

Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31, 2022			December 31, 2021
Operating leases:	Related Party	Other	Total	Related Party	Other	Total
Operating lease ROU assets	$2,369	$193	$2,562	$2,568	$230	$2,798

Current operating lease liabilities	224	117	341	201	112	313
Noncurrent operating lease liabilities	2,656	89	2,745	2,880	140	3,020
Total operating lease liabilities	$2,880	$206	$3,086	$3,081	$252	$3,333

Finance leases:	December 31, 2022	December 31, 2021
Right of use asset, at cost	$70	$51
Accumulated amortization	(25)	(26)
Right of use asset, net	$45	$25

Current obligations of finance leases	$9	$13
Finance leases, net of current obligations	37	19
Total finance lease liabilities	$46	$32

Weighted average remaining lease term (in years):
Operating leases	8.2	9.1
Finance leases	4.4	3.1

Weighted average discount rate:
Operating leases	5.8%	5.7%
Finance leases	7.8%	11.5%

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Supplemental cash flow and other information related to leases was as follows (in thousands):

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$507	$472
Operating cash flows from finance leases	$3	$4
Financing cash flows from finance leases	$13	$10

Right of use assets obtained in exchange for lease liabilities:
Operating leases	$78	$92

Maturities of lease liabilities were as follows (in thousands):

Years Ending December 31st,	Operating Leases	Finance Leases
2023	$507	$12
2024	446	13
2025	435	14
2026	430	9
2027	430	7
Thereafter	1,648	-
Total lease payments	3,896	55
Less amount representing interest	(810)	(9)
Total lease obligations	3,086	46
Less current portion	(341)	(9)
Long-term lease obligations	$2,745	$37

Note 9 - Income Taxes

The provision for income taxes consists of the following (in thousands):

	December 31,
	2022	2021
Current income tax expense:
International	$-	$5
Federal	708	534
State	172	140
Total current income tax expense	880	679
Deferred income tax benefit:
Federal	(50)	(17)
State	(8)	(3)
Total deferred income tax benefit	(58)	(20)

Total income tax expense	$822	$659

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

The reconciliation of income taxes calculated at the statutory rates to our effective tax rate is as follows (in thousands):

	December 31,
	2022	2021
Expected tax expense	$592	$759
State tax provision, net	101	141
Permanent differences	22	4
Foreign	79	40
Stock options	(1)	(38)
PPP loan forgiveness	-	(253)
Other, net	29	6

Total income tax expense	$822	$659

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets (liabilities):
Accruals and other	$133	$96
Stock based compensation	160	145
Property and equipment	28	(35)
Intangibles assets	202	258
Net deferred tax assets	523	464

Note 10 – Stock Buyback Plan

On September 30, 2019, our Board of Directors approved a new plan to buyback up to 2.5 million additional shares of our common stock from the open market (“Stock Buyback Plan”).

(in thousands, except per share cost)	Number of Shares	Cost of Shares	Average Cost per Share
Balance, January 1, 2021	338	$2,702	$7.99
Shares purchased during 2021	81	1,105	13.64
Balance, December 31, 2021	419	3,807	9.09
Shares purchased during 2022	308	3,456	11.23
Balance, December 31, 2022	727	$7,263	$10.00

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 11 – Stock-Based Compensation

In addition to cash compensation, the Company may compensate certain service providers, including employees, directors, consultants, and other advisors, with equity-based compensation in the form of stock options and restricted stock awards and stock awards. The Company recognizes all equity-based compensation as stock-based compensation expense based on the fair value of the compensation measured at the grant date. For stock options, fair value is calculated at the date of grant using the Black-Scholes-Merton option-pricing model. For restricted stock awards and stock awards, fair value is the closing stock price for the Company’s common stock on the grant date. The expense is recognized over the vesting period of the grant. For the periods presented, all stock-based compensation expense was classified as a component within selling, general and administrative expense in the Company’s consolidated statements of income.

The amount of stock-based compensation expense is as follows (in thousands):

	Year ended December 31,
	2022	2021
Stock options	$98	$132
Stock awards	56	158
Restricted stock awards	-	1
Total	$154	$291

As of December 31, 2022, the estimated unrecognized compensation cost from unvested awards which will be recognized ratably over the remaining vesting phase is as follows (in thousands):

Years ended December 31st:	Unvested stock options	Unvested restricted stock awards	Total unrecognized compensation expense
2023	$40	$-	$40
2024	11	-	11
2025	-	-	-
2026	-	-	-
	$51	$-	$51

The Company estimated the fair value of stock options using the Black-Scholes-Merton option-pricing model with the following assumptions:

	Year ended December 31,
	2022	2021
Number of options awarded to purchase common shares	N/A	17,000
Risk-free interest rate	N/A	0.82%
Expected volatility	N/A	70.1%
Assumed dividend yield	N/A	N/A
Expected life of options from the date of grant	N/A	9.8 years

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

Our 2006 Plan provided for the issuance of a maximum of 3.0 million shares of our common stock. The 2006 Plan terminated in September 2016. As of December 31, 2022, the 2006 Plan had 13,128 awards outstanding.

Our 2016 Plan was ratified by our shareholders in May 2016 and provides for the issuance of a maximum of 5.0 million shares of our common stock, of which 4.9 million shares were still available for issuance as of December 31, 2022.

Stock Option Activity

The Company generally grants stock options to directors, eligible employees and officers as a part of its equity incentive plan. Restrictions and vesting periods for the stock option grants are set forth in the award agreements. A stock option grant represents an option to purchase a defined number of shares of the Company’s common stock to be released from restrictions upon completion of the vesting period. The awards typically vest in equal increments over one to three years. Stock option activity during 2022 and 2021 is summarized as follows:

				Weighted avg.
		Weighted avg.	Weighted avg.	remaining
	Number of	exercise price	grant date fair	contractual life	Aggregate
	awards	per share	value per share	(in years)	intrinsic value

Outstanding, January 1, 2021	105,086	$6.25	$6.06	5.38	$814,090
Granted	17,000	14.77	10.90	9.50
Exercised	(19,295)	2.51	3.08	1.58
Expired/Forfeited	(2,556)	7.18	6.88	-
Outstanding, December 31, 2021	100,235	$8.36	$7.53	5.88	$620,445
Granted	-	-	-	-
Exercised	(7,750)	4.69	6.06	2.45
Expired/Forfeited	(138)	7.20	7.08	-
Outstanding, December 31, 2022	92,347	$8.67	$7.77	5.31	$502,688
Exercisable, December 31, 2022					488,645
Unvested, December 31, 2022					14,042

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of our common stock on December 31, 2022 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2022.

During the year ended December 31, 2022, a total of 138 options were forfeited, of which all were vested. The options were forfeited upon the employees’ termination from the Company. During the year ended December 31, 2021, a total of 2,556 options were forfeited, 1,687 of which were unvested.

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

During 2022, the Company awarded 1,500 shares of the Company’s common stock at a fair market value price of $13.45 per share to an employee of the Company, with immediate vesting. The Company awarded 2,500 shares of the Company’s stock at a fair market value price of $14.40 to members of the board of directors, with immediate vesting.

During 2021, the Company awarded 10,000 shares of the Company’s common stock at a fair market value price of $12.62 per share to an employee of the Company, with immediate vesting. The Company awarded 2,500 shares of the Company’s stock at a fair market value price of $12.75 to members of the board of directors, with immediate vesting.

Note 12 - Basic and Diluted Net Income per Share

Basic net income per share was computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options, restricted stock awards and stock awards are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds plus unrecognized stock-based compensation obtained thereby were used by the Company to purchase common stock at the average market price during the period.

The following is a reconciliation of the share data used in the basic and diluted income per share computations:

	Year ended December 31,
(in thousands)	2022	2021
Basic:
Weighted average shares outstanding	5,955	6,098

Diluted:
Weighted average shares outstanding	5,955	6,098
Weighted average effects of dilutive securities	80	87
Total	6,035	6,185

Antidilutive securities:	17	17

The effect of the inclusion of the antidilutive shares would have resulted in an increase in earnings per share. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 13 - Related Party Transactions

In 2022 and 2021, we recorded total net revenue of approximately $48,000 and $56,000, respectively, from related parties. The related parties consisted of a business owned by the father of Leann Saunders, our President, and businesses owned by members of our Board of Directors.

The Company leases its corporate headquarters from a company in which our CEO and President have a 24.3% jointly-held ownership interest (Note 14). Under the related party arrangement, approximately $0.5 million was paid in rent and CAM for our corporate headquarters was included in the consolidated statements of income for each of the years ended December 31, 2022 and 2021.

Note 14 – Commitments and Contingencies

Operating Leases & Lease Incentive Obligation

The Company leases approximately 15,700 square feet of office space for its corporate headquarters. This space is being leased from The Move, LLC in which our CEO and President, each a related party to the Company, have a 24.3% jointly-held ownership interest. The lease agreement has an initial term of five years plus two renewal periods, which the Company is more likely than not to renew. Total rental payments are approximately $43,800 per month as of December 31, 2022. The rental payments include common area charges and are subject to annual increases over the term of the lease.

The Company has recorded leasehold improvements of approximately $0.8 million, which included approximately $0.4 million in lease incentives. Leasehold improvements are included in property and equipment on the consolidated balance sheets. Lease incentives have been included in calculating the lease liability recorded on the balance sheet.

In September 2017, the Company entered into a new lease agreement for our Urbandale, Iowa office space. The lease was for a period of two years and expired on August 31, 2019. This lease was extended twice (2) for additional 3 years terms, with the current extension terminating on August 31, 2025. Rental payments are approximately $3,450 per month, which includes common area charges, and are not subject to annual increases over the term of the lease.

In December 2018, we entered into a new lease agreement in San Ramon, California for SureHarvest and JVF office space. The lease is for a period of sixty-six months and expires on May 1, 2024. Rental payments are approximately $6,750 per month as of December 31, 2022, which includes common area charges, and are subject to annual increases over the term of the lease.

In June 2021, the Company entered into a new lease agreement in Victoria, British Columbia, Canada for Postelsia office space. The lease is for a period of two years and expires on May 31, 2023. Rental payments are approximately Canadian $1,850 or US$1,400 per month as of December 31, 2022, which includes common area charges, and are not subject to annual increases over the term of the lease.

In December 2021, the Company entered into a lease agreement for the Medina, North Dakota office space. The lease is for sixty-one months and expires on December 31, 2026. Rental payments are approximately $1,000 per month, which includes common area charges, and are not subject to annual increases over the term of the lease.

See Note 8 of our Consolidated Financial Statements for a detailed description of maturities of lease liabilities related to our leases.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Legal Proceedings

From time to time, we may become involved in various legal actions, administrative proceedings and claims in the ordinary course of business. We generally record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable.

Employee Benefit Plan

The Company has established a 401(k) plan for the benefit of our employees. The plan covers substantially all of our employees who have attained age 21. We may make a discretionary matching contribution in an amount that is determined by our Board of Directors. If a matching contribution is made, the amount cannot exceed the elective deferral contributions. For each of the years ended December 31, 2022 and 2021, we made aggregate matching contributions of approximately $0.2 million.

Note 15 – Supplemental Cash Flow Information

	Year ended December 31,
	2022	2021
Cash paid during the year:
Interest expense	$-	$-
Income taxes	$1,084	$658

Non-cash investing and financing activities:
Equipment acquired under a finance lease	$32	$-

Note 16 - Segments

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

The Company eliminates intercompany transfers between segments for management reporting purposes. The following table shows information for reportable operating segments (in thousands):

	Year ended December 31, 2022				Year ended December 31, 2021
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,947	$999	$-	$2,946
All other assets, net	9,949	3,182	2,219	15,350	14,267	3,848	(1,277)	16,838
Total assets	$11,896	$4,181	$2,219	$18,296	$16,214	$4,847	$(1,277)	$19,784

Revenues:
Verification and certification service revenue	$17,610	$-	$-	$17,610	$16,058	$-	$-	$16,058
Product sales	4,364	-	-	4,364	3,830	-	-	3,830
Software and related consulting revenue	-	2,871	-	2,871	-	2,044	-	2,044
Total revenues	$21,974	$2,871	$-	$24,845	$19,888	$2,044	$-	$21,932
Costs of revenues:
Costs of verification and certification services	9,748	-	-	9,748	8,402	-	-	8,402
Costs of products	2,333	-	-	2,333	2,441	-	-	2,441
Costs of software and related consulting	-	2,296	-	2,296	-	1,352	-	1,352
Total costs of revenues	12,081	2,296	-	14,377	10,843	1,352	-	12,195
Gross profit	9,893	575	-	10,468	9,045	692	-	9,737
Depreciation & amortization	582	183	-	765	597	202	-	799
Other operating expenses	6,805	246	-	7,051	6,324	311	-	6,635
Segment operating income/(loss)	$2,506	$146	$-	$2,652	$2,124	$179	$-	$2,303
Other items to reconcile segment operating income/(loss) to net income/(loss):
Other income/(loss)	202	(38)	-	164	1,329	(12)	-	1,317
Income tax benefit/(expense)	-	-	(822)	(822)	-	-	(659)	(659)
Net income/(loss)	$2,708	$108	$(822)	$1,994	$3,453	$167	$(659)	$2,961

Note 17 – Subsequent Events

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to directors required by Item 10 will be included in our definitive proxy statement with respect to our 2023 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed within 120 days after the close of the 2022 fiscal year, and is hereby incorporated by reference.

Information relating to compliance with Section 16(a) of the Exchange Act required by Item 10 will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2022 fiscal year, and is hereby incorporated by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2022 fiscal year, and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2022 fiscal year, and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2022 fiscal year, and is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2022 fiscal year, and is hereby incorporated by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Document Name
2.1	Asset Purchase and Contribution Agreement, dated as of September 16, 2013, by and among Praedium Ventures, LLC; the Members of Praedium Ventures, LLC; Where Food Comes From, Inc. and Validus Verification Services LLC	Incorporated by reference from Registrant’s Current Report on Form 8-K filed September 19, 2013
2.2	Asset Purchase Agreement, dated as of December 28, 2016, by and among Where Food Comes From, Inc., SureHarvest Services, LLC, SureHarvest, Inc. and Jeff Dlott	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 30, 2016
2.3	Asset Purchase Agreement, dated as of May 16, 2018, between Where Food Comes From, Inc. and Sow Organic, LLC	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed August 14, 2018
2.4	Purchase Agreement, dated as of August 9, 2018, between Where Food Comes From, Inc. and Progressive Beef, LLC	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed November 13, 2018
3.1	Articles of Incorporation	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006
3.2	Articles of Amendment	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 5, 2012
3.3	By-laws of the Registrant	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006
4.1	Form of the Registrant’s Common Stock Certificate	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed June 22, 2006
4.2	Description of Registrant’s Securities	Incorporated by reference from Registrant’s Annual Report on Form 10-K filed February 28, 2022
10.1	2006 Equity Incentive Plan*	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006
10.2	2016 Equity Incentive Plan*	Incorporated by reference from Registrant’s Current Report on Form 8-K filed May 10, 2016
10.3	Employment Agreement dated January 1, 2006 between the Registrant and John K. Saunders *	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006
10.4	Employment Agreement dated January 1, 2006 between the Registrant and Leann Saunders *	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006
10.5	Purchase and Exchange Agreement, dated as of February 29, 2012, by and among Integrated Management Information, Inc. and International Certification Services, Inc.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 2, 2012
10.6	Shareholders’ Agreement, dated as of February 29, 2012, by and among Integrated Management Information, Inc. and International Certification Services, Inc. and the selling shareholders.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 2, 2012
10.7	Amended and Restated Operating Agreement of Validus Verification Services LLC, dated as of September 16, 2013	Incorporated by reference from Registrant’s Current Report on Form 8-K filed September 19, 2013
10.8	Lease Agreement between Move LLC and Where Food Comes From, Inc.	Incorporated by reference from Registrant’s Annual Report on Form 10-K filed February 28, 2017
10.9	First Amendment to Lease Agreement between Move LLC and Where Food Comes From, Inc.	Incorporated by reference from Registrant’s Annual Report on Form 10-K filed April 2, 2018

10.10	Employment Agreement, effective December 28, 2016, by and between SureHarvest Services, LLC and Jeff Dlott *	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 30, 2016
21.1	Subsidiaries of the Registrant	Filed herewith
23.1	Consent of Causey Demgen & Moore, P.C.	Filed herewith
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith
101	The following materials from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Cash Flows, (4) Consolidated Statements of Equity and (5) Notes to Consolidated Financial Statements.
104	Cover Page formatted in Inline XBRL and contained in Exhibit 101

* Indicates a management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2023	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
	Name:	John K. Saunders
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ John K. Saunders	Chairman and CEO	February 23, 2023
John K. Saunders	(Principal Executive Officer)

/s/ Leann Saunders	President and Director	February 23, 2023
Leann Saunders

/s/ Dannette Henning	Chief Financial Officer	February 23, 2023
Dannette Henning	(Principal Financial Officer)

/s/ Tom Heinen	Director	February 23, 2023
Tom Heinen

/s/ Pete Lapaseotes	Director	February 23, 2023
Pete Lapaseotes

/s/ Adam Larson	Director	February 23, 2023
Adam Larson

/s/ Graeme P. Rein	Director	February 23, 2023
Graeme P. Rein

/s/ Michael D. Smith	Director	February 23, 2023
Michael D. Smith

