Form 10-Q
period 2023-03-31
Where Food Comes From, Inc.
filed 2023-05-15
CIK 1360565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2023

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 5, 2023, was 5,655,057.

Where Food Comes From, Inc.

Table of Contents

March 31, 2023

Where Food Comes From, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,400	$4,368
Accounts receivable, net of allowance	2,065	2,172
Inventory	970	888
Prepaid expenses and other current assets	488	463
Total current assets	6,923	7,891
Property and equipment, net	916	998
Right-of-use assets, net	2,543	2,607
Equity investments	1,191	991
Intangible and other assets, net	2,257	2,340
Goodwill, net	2,946	2,946
Deferred tax assets, net	526	523
Total assets	$17,302	$18,296

Liabilities and Equity
Current liabilities:
Accounts payable	$667	$640
Accrued expenses and other current liabilities	932	769
Deferred revenue	1,256	1,278
Current portion of finance lease obligations	12	9
Current portion of operating lease obligations	338	341
Total current liabilities	3,205	3,037
Finance lease obligations, net of current portion	51	37
Operating lease obligation, net of current portion	2,663	2,745
Total liabilities	5,919	5,819

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 95,000 shares authorized; 6,501 (2023) and 6,501 (2022) shares issued, and 5,685 (2023) and 5,775 (2022) shares outstanding	6	6
Additional paid-in-capital	12,160	12,145
Treasury stock of 817 (2023) and 727 (2022) shares	(8,493)	(7,263)
Retained earnings	7,710	7,589
Total equity	11,383	12,477
Total liabilities and stockholders’ equity	$17,302	$18,296

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
(Amounts in thousands, except per share amounts)	2023	2022
Revenues:
Verification and certification service revenue	$3,806	$3,784
Product sales	971	1,007
Software and related consulting revenue	490	1,365
Total revenues	5,267	6,156
Costs of revenues:
Costs of verification and certification services	2,196	2,036
Costs of products	568	537
Costs of software and related consulting	360	1,186
Total costs of revenues	3,124	3,759
Gross profit	2,143	2,397
Selling, general and administrative expenses	1,988	1,774
Income from operations	155	623
Other income/(expense):
Dividend income from Progressive Beef	50	50
Other income, net	9	-
Loss on foreign currency exchange	(2)	(12)
Interest expense	(1)	(1)
Income before income taxes	211	660
Income tax expense	90	163
Net income	$121	$497

Per share - net income:
Basic	$0.02	$0.08
Diluted	$0.02	$0.08

Weighted average number of common shares outstanding:
Basic	5,730	6,067
Diluted	5,799	6,150

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(Amounts in thousands)	2023	2022

Operating activities:
Net income	$121	$497
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	172	195
Stock-based compensation expense	15	51
Deferred tax benefit	(3)	(19)
Bad debt expense	13	5
Changes in operating assets and liabilities:
Accounts receivable	94	(27)
Inventory	(82)	(48)
Prepaid expenses and other assets	(25)	(56)
Accounts payable	27	147
Accrued expenses and other current liabilities	164	613
Deferred revenue	(22)	(236)
Right of use assets and liabilities, net	(1)	(2)
Net cash provided by operating activities	473	1,120

Investing activities:
Investment in BlueTrace	(200)	-
Purchases of property, equipment and software development costs	(7)	(16)
Net cash used in investing activities	(207)	(16)

Financing activities:
Repayments of finance lease obligations	(4)	(3)
Stock repurchase under Stock Buyback Plan	(1,230)	(422)
Net cash used in financing activities	(1,234)	(425)
Net change in cash	(968)	679
Cash at beginning of period	4,368	5,414
Cash at end of period	$3,400	$6,093

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statement of Equity

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
(Amounts in thousands)	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2021	6,071	$6	$11,955	$(3,807)	$5,595	$13,749
Stock-based compensation expense	2	-	51	-	-	51
Repurchase of common shares under Stock Buyback Plan	(34)	-	-	(422)	-	(422)
Net income	-	-	-	-	497	497
Balance at March 31, 2022	6,039	$6	$12,006	$(4,229)	$6,092	$13,875

Balance at December 31, 2022	5,775	$6	$12,145	$(7,263)	$7,589	$12,477
Stock-based compensation expense	-	-	15	-	-	15
Repurchase of common shares under Stock Buyback Plan	(90)	-	-	(1,230)	-	(1,230)
Net income	-	-	-	-	121	121
Balance at March 31, 2023	5,685	$6	$12,160	$(8,493)	$7,710	$11,383

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 1 - The Company and Basis of Presentation

Business Overview

Where Food Comes From, Inc. is a Colorado corporation based in Castle Rock, Colorado (“WFCF”, the “Company,” “our,” “we,” or “us”). We are an independent, third-party food verification company conducting both on-site and desk audits to verify that claims being made about livestock, food, other high-value specialty crops, agricultural and aquaculture products are accurate. We care about food, agricultural and aquaculture, how it is grown and raised, the quality of what we eat, what farmers and ranchers do, and authentically telling that story to the consumer. Our team visits farms and ranches and looks at their plants, animals, and records, and compares the information we collect to specific standards or claims that farms and ranches want to make about how they are producing food. We strive to ensure that everyone involved in the food business - from growers and farmers to retailers, restaurants and shoppers – can count on WFCF to provide authentic and transparent information about the food we eat and how, where, and by whom it is produced.

We also provide a wide range of professional consulting services and technology solutions that generate incremental revenue specific to the food and agricultural industry and drive sustainable value creation. Finally, the Company’s Where Food Comes From Source Verified® retail and restaurant labeling program utilizes the verification of product attributes to connect consumers directly to the source of the food they purchase through product labeling and web-based information sharing and education.

Most of our customers are located throughout the United States.

Basis of Presentation

Our unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the results of operations, financial position and cash flows of Where Food Comes From, Inc. and its subsidiaries, Where Food Comes From Organic, Inc. (“WFCFO”), Validus Verifications Services, LLC (“Validus”), SureHarvest Services, Inc. (“SureHarvest”), and Postelsia Holdings, Ltd. (“Postelsia”) (collectively referred to as “we,” “us,” and “our” throughout this Form 10-Q). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues, costs and expenses during the reporting period. All significant intercompany transactions and amounts have been eliminated. The results of businesses acquired are included in the consolidated financial statements from the date of the acquisition. Actual results could differ from the estimates.

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2022, included in our Form 10-K filed on February 23, 2023. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform to current year presentation. Net income and shareholders’ equity were not affected by these reclassifications. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Seasonality

Our business is subject to seasonal fluctuations annually. Significant portions of our verification and certification service revenue are typically realized during late May through early October when the calf marketings and the growing seasons are at their peak.

Additionally, the cattle industry is cyclical by nature based on factors impacting current and future supplies such as drought-induced feedlot placements, higher cow and heifer slaughter, and lower auction receipts. The production lags inherent to this industry lead to long-lasting impacts of production decisions. For example, increased liquidation implies tighter supplies for next year. Similarly, times of herd expansion are typically a multi-year period. These cycles typically last roughly 10 years. The beginning of 2023 marks the ninth year of the current cycle that began in 2014. We are currently in the contraction phase of the cycle after peaking in 2018-2019. How long we continue to contract will be directly impacted by drought and pasture conditions.

Because of the seasonality of the business and cyclical nature of our industry, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

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

The following is a reconciliation of the share data used in the basic and diluted income per share computations (amounts in thousands):

	Three months ended March 31,
	2023	2022
Basic:
Weighted average shares outstanding	5,730	6,067

Diluted:
Weighted average shares outstanding	5,730	6,067
Weighted average effects of dilutive securities	69	83
Total	5,799	6,150

Antidilutive securities:	17	17

The effect of the inclusion of the antidilutive shares would have resulted in an increase in earnings per share. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 3 – Equity Investments

For the three months ended March 31, 2023 and 2022, the Company received dividend income from Progressive Beef of $50,000, representing a distribution of their earnings. The income is reflected within the “Other income/(expense)” section of the Company’s Consolidated Statement of Operations for the three months ended March 31, 2023 and 2022.

On March 29, 2023, the Company made an equity investment of $0.2 million in a private placement of ShellFish Solutions, Inc. dba BlueTrace, Inc. (“BlueTrace”) Series Seed 2 Preferred Stock. The Company will account for its investment in BlueTrace at cost, in accordance with Accounting Standard Update (“ASU”) 2016-01: Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.

We determine the fair value of our investments on a quarterly basis in accordance with ASC 820, Fair Value Measurement, based on a qualitative assessment (Level 2 inputs). We perform an analysis each quarter to identify whether significant events or changes in circumstances, indicate that it is more likely than not that our investments are permanently impaired. In determining if an impairment has occurred, we consider the following:

●	investment’s earnings performance, credit rating, asset quality, or business prospects of the investee;
●	has there been significant adverse changes in the regulatory, economic, or technological environment of the investee;
●	has there been a significant adverse in the general market condition of either the geographical area or the industry in which the investee operates; and,
●	has there been a bona fide offer to purchase or sell, or a completed auction process for the same or similar investment for an amount less than the carrying amount of our investment.

If the current carrying value of each individual investment significantly exceeds the fair value so determined, a permanent impairment loss has occurred with respect to the individual investment in the amount equal to the difference between the carrying value and the price determined.

Impairment losses are recognized within the Other income/(expense) section in the consolidated statements of operations in the period in which the impairment is identified. The impaired investment is written down to the fair value at the time of impairment and this new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains are not recorded until realized upon sale(s), at which point they are presented net of any impairment losses for the same investment held within Other income/(expense). In determining the gain to be recognized upon sale, we calculate the difference between the sales price and carrying value of the investment sold immediately prior to sale.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 4 – Intangible and Other Assets

The following table summarizes our intangible and other assets (amounts in thousands, except useful life):

	March 31, 2023	December 31, 2022	Estimated Useful Life
Intangible assets subject to amortization:
Tradenames and trademarks	$417	$417	2.5 - 8.0 years
Accreditations	75	75	5.0 years
Customer relationships	3,664	3,664	3.0 - 15.0 years
Patents	970	970	4.0 years
Non-compete agreements	121	121	5.0 years
	5,247	5,247
Less accumulated amortization	3,593	3,511
	1,654	1,736
Cryptocurrency (not subject to amortization)	116	116
Tradenames/trademarks (not subject to amortization)	465	465
	2,235	2,317
Other assets	22	23
Intangible and other assets:	$2,257	$2,340

For the three months ended March 31, 2023 and 2022, we have not sold any digital assets and have not recognized any impairment losses. As of March 31, 2023 and December 31, 2022, the carrying value of our digital assets held was $116,000.

Note 5 – Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities as of (amounts in thousands):

	March 31, 2023	December 31, 2022

Income and sales taxes payable	$80	$14
Payroll related accruals	469	326
Customer deposits	121	35
Professional fees and other expenses	262	394
	$932	$769

Note 6 – Notes Payable

Unison Revolving Line of Credit

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2025. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. As of March 31, 2023 and December 31, 2022, the effective interest rate was 9.5% and 9.0%, respectively. The LOC is collateralized by all the business assets of Where Food Comes From Organic, Inc. (“WFCFO”). As of March 31, 2023, and December 31, 2022, there were no amounts outstanding under this LOC.

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

The amount of stock-based compensation expense is as follows (amounts in thousands):

	Three months ended March 31,
	2023	2022
Stock options	$15	$31
Stock awards	-	20
Total	$15	$51

During the three months ended March 31, 2023 and 2022, no stock options were awarded.

During the three months ended March 31, 2023, no common stock was awarded. During the three months ended March 31, 2022, the Company awarded 1,500 shares of the Company’s common stock at a fair market value price of $13.45 per share to an employee of the Company.

The estimated unrecognized compensation cost from unvested awards which will be recognized ratably over the remaining vesting phase is as follows (amounts in thousands):

Years ended December 31st:	Unvested stock options	Unvested restricted stock awards	Total unrecognized compensation expense
2023 (remaining nine months)	$25	$-	$25
2024	11	-	11
2025	-	-	-
	$36	$-	$36

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Stock Option Activity

Stock option activity under our Equity Incentive Plans is summarized as follows:

				Weighted avg.
		Weighted avg.	Weighted avg.	remaining
	Number of	exercise price	grant date fair	contractual life	Aggregate
	awards	per share	value per share	(in years)	intrinsic value

Outstanding, December 31, 2022	92,347	$8.67	$7.77	5.31	$502,688
Granted	-	$-	$-	-
Exercised	-	$-	$-	-
Expired/Forfeited	(6,250)	$-	$-	-
Outstanding, March 31, 2023	86,097	$8.56	$7.60	5.07	$436,285
Exercisable, March 31, 2023	74,104	$7.11	$7.63	4.56	$432,251
Unvested, March 31, 2023	11,993	$14.36	$10.63	8.20	$4,034

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on March 31, 2023 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on March 31, 2023.

Stock Activity

There has not been any non-vested stock award activity under our Equity Incentive Plans for the three months ended March 31, 2023 and 2022.

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

The provision or benefit for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three months ended March 31, 2023 we recorded an income tax expense of approximately $90,000, compared to income tax expense of $163,000 for the same 2022 period.

Note 9 - Revenue Recognition

Disaggregation of Revenue

We have identified three material revenue categories in our business: (i) verification and certification service revenue, (ii) product sales, (iii) software and related consulting revenue.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Revenue attributable to each of our identified revenue categories is disaggregated in the table below (amounts in thousands).

	Three months ended March 31, 2023				Three months ended March 31, 2022
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Revenues:
Verification and certification service revenue	$3,806	$-	$-	$3,806	$3,784	$-	$-	$3,784
Product sales	971	-	-	971	1,007	-	-	1,007
Software and related consulting revenue	-	490	-	490	-	1,365	-	1,365
Total revenues	$4,777	$490	$-	$5,267	$4,791	$1,365	$-	$6,156

Contract Balances

As of March 31, 2023 and December 31, 2022, accounts receivable from contracts with customers, net of allowance for doubtful accounts, was approximately $2.1 and $2.2 million, respectively.

As of March 31, 2023 and December 31, 2022, deferred revenue from contracts with customers was approximately $1.3 million. The balance of the contract liabilities at March 31, 2023 and December 31, 2022 are expected to be recognized as revenue within one year or less of the invoice date.

The following table reflects the changes in our contract liabilities during the three month period ended March 31, 2023 (amounts in thousands):

Deferred revenue:
Unearned revenue December 31, 2022	$1,278
Unearned billings	648
Revenue recognized	(670)
Unearned revenue March 31, 2023	$1,256

Note 10 – Leases

The components of lease expense were as follows (amounts in thousands):

	Three months ended March 31,
	2023	2022
Operating lease cost	$123	$123
Finance lease cost
Amortization of assets	4	2
Interest on finance lease obligations	1	1
Variable lease cost	-	-
Total net lease cost	$128	$126

Included in the table above, for the three months ended March 31, 2023 and 2022, is $0.1 million of operating lease cost for our corporate headquarters. This space is being leased from The Move, LLC. Our CEO and President, each a related party to WFCF, have a 24.3% jointly-held ownership interest in The Move, LLC.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	March 31, 2023			December 31, 2022
Operating leases:	Related Party	Other	Total	Related Party	Other	Total
Operating lease ROU assets	$2,317	$165	$2,482	$2,369	$193	$2,562

Current operating lease liabilities	$230	$108	$338	$224	$117	$341
Noncurrent operating lease liabilities	2,596	67	2,663	2,656	89	2,745
Total operating lease liabilities	$2,826	$175	$3,001	$2,880	$206	$3,086

Finance leases:	March 31, 2023	December 31, 2022
Right of use asset, at cost	$75	$70
Accumulated amortization	(14)	(25)
Property and equipment, net	$61	$45

Current obligations of finance leases	$12	$9
Finance leases, net of current obligations	51	37
Total finance lease liabilities	$63	$46

Weighted average remaining lease term (in years):
Operating leases	8.0	8.2
Finance leases	4.4	4.4

Weighted average discount rate:
Operating leases	5.8%	5.8%
Finance leases	8.2%	7.8%

Supplemental cash flow and other information related to leases was as follows (amounts in thousands):

	Three months ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$128	$125
Operating cash flows from finance leases	$1	$1
Financing cash flows from finance leases	$3	$3

ROU assets obtained in exchange for lease liabilities:
Operating leases	$-	$-

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Maturities of lease liabilities were as follows (amounts in thousands):

Years Ending December 31st,	Operating Leases	Finance Leases
2023 (nine remaining months)	$379	$13
2024	446	18
2025	435	19
2026	430	14
2027	430	12
Thereafter	1,648	-
Total lease payments	3,768	76
Less amount representing interest	(767)	(13)
Total lease obligations	3,001	63
Less current portion	(338)	(12)
Long-term lease obligations	$2,663	$51

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The Company eliminates intercompany transfers between segments for management reporting purposes. The following table shows information for reportable operating segments (amounts in thousands):

	Three months ended March 31, 2023				Three months ended March 31, 2022
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,947	$999	$-	$2,946
All other assets, net	7,179	2,609	4,568	14,356	14,860	3,815	(1,267)	17,408
Total assets	$9,126	$3,608	$4,568	$17,302	$16,807	$4,814	$(1,267)	$20,354

Revenues:
Verification and certification service revenue	$3,806	$-	$-	$3,806	$3,784	$-	$-	$3,784
Product sales	971	-	-	971	1,007	-	-	1,007
Software and related consulting revenue	-	490	-	490	-	1,365	-	1,365
Total revenues	$4,777	$490	$-	$5,267	$4,791	$1,365	$-	$6,156
Costs of revenues:
Costs of verification and certification services	2,196	-	-	2,196	2,036	-	-	2,036
Costs of products	568	-	-	568	537	-	-	537
Costs of software and related consulting	-	360	-	360	-	1,186	-	1,186
Total costs of revenues	2,764	360	-	3,124	2,573	1,186	-	3,759
Gross profit	2,013	130	-	2,143	2,218	179	-	2,397
Depreciation & amortization	130	42	-	172	145	50	-	195
Other operating expenses	1,746	70	-	1,816	1,513	66	-	1,579
Segment operating income/(loss)	$137	$18	$-	$155	$560	$63	$-	$623
Other items to reconcile segment operating income (loss) to net income/(loss):
Other income / (expense)	57	(1)	-	56	49	(12)	-	37
Income tax expense	-	-	(90)	(90)	-	-	(163)	(163)
Net income/(loss)	$194	$17	$(90)	$121	$609	$51	$(163)	$497

Note 13 – Supplemental Cash Flow Information

	Three months ended March 31,
(Amounts in thousands)	2023	2022
Cash paid during the year:
Interest expense	$-	$-
Income taxes	$3	$-

Note 14 – Subsequent Events

The Company has had no material, significant or unusual transactions or events from the financial statement date through the issuance of the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Form 10−K for the fiscal year ended December 31, 2022. The following discussion and analysis includes historical and certain forward−looking information that should be read together with the accompanying consolidated financial statements, related footnotes and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward−looking statements.

Business Overview

Where Food Comes From, Inc. and its subsidiaries (“WFCF,” the “Company,” “our,” “we,” or “us”) is a leading trusted resource for third-party verification of food production practices in North America. The Company estimates that it supports more than approximately 17,500 farmers, ranchers, vineyards, wineries, processors, retailers, distributors, trade associations, consumer brands, chefs, and restaurants with a wide variety of value-added services provided through its family of verifiers, including IMI Global (“IMI”), Where Food Comes From Organic (“WFCFO”), and Validus Verification Services (“Validus”). In order to have credibility, product claims such as gluten-free, non-GMO, non-hormone treated, humane handling, and others require verification by an independent third-party such as WFCF. The Company’s principal business is conducting both on-site and desk audits to verify that claims being made about livestock, aquaculture, crops and other food products are accurate.

Through SureHarvest Services LLC (“SureHarvest”) and Postelsia Holdings, Ltd. (“Postelsia”), we primarily provide a wide range of professional services and technology solutions that generate incremental revenue specific to the food, agricultural and aquaculture industries and drive sustainable value creation.

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

Pandemics, the Inflationary Environment and other Weather Related Risks

We continue to monitor risks related to pandemics, inflation and weather, as well as other risks closely and will react accordingly, while keeping the interest of our customers, employees and shareholders in mind. Please refer to our risk factors included in our Form 10-K for the fiscal year ended December 31, 2022 for additional information related to all of our risks.

Environmental, Social and Governance (“ESG”) and Human Capital Resources

ESG

We take environmental and social responsibility very seriously. It’s the entire reason we spend day in and day out helping farmers, ranchers and brands around the world provide transparency to their consumers. Communicating authentic, sustainable, and traceable stories directly impacts our future.

We believe that sound corporate governance is critical to helping us achieve our goals, including with respect to ESG. We continue to evolve a governance framework that exercises appropriate oversight of responsibilities at all levels throughout the company and manages its affairs consistent with high principles of business ethics. Our internal ESG Council is made up of leaders from across our company, and regularly presents to our Executive Team, which oversees our ESG impacts, initiatives, and priorities.

Human Capital Resources

Our greatest asset is our people, and we continue to attract the best and brightest with our competitive pay and benefits package. As of March 31, 2023, we had 91 total employees, of which 84 were full-time employees. Approximately 77% of our workforce is comprised of female and other minority employees.

We are committed to providing a workplace where our employees feel respected and appreciated. Our Human Resource department (“HR”) conducts a new hire orientation, so employees know whom to contact with questions or concerns. HR has an open door policy and is actively involved in driving culture and engagement alongside business leaders.

Our policies are designed to promote fairness and respect for everyone. We hire, evaluate, and promote employees based on their skills and performance. Everyone is expected to be trustworthy, demonstrate excellence in their performance, and collaborate with others. With this in mind, we will not tolerate certain behaviors. These include harassment, retaliation, violence, intimidation, and discrimination of any kind on the basis of race, color, religion, national origin, gender, sexual orientation, gender identity, gender expression, age, disability or veteran status.

To continue innovating, we must ensure we have a talented and engaged workforce with ample opportunity to contribute to our mission and grow professionally. We are focused on intentionally creating pathways to career opportunities across WFCF through strategic initiatives such as internships and leadership training.

At WFCF, our employees show up passionate about making a difference in the world and for each other. With a majority-minority workforce, empowering our employee resource groups to take charge in driving initiatives that attract, develop, and retain our passionate workforce is vital to our continued success.

Seasonality

Our business is subject to seasonal fluctuations annually. Significant portions of our verification and certification service revenue is typically realized during late May through early October when the calf marketings and the growing seasons are at their peak.

Additionally, the cattle industry is cyclical by nature based on factors impacting current and future supplies such as drought-induced feedlot placements, higher cow and heifer slaughter, and lower auction receipts. The production lags inherent to this industry lead to long-lasting impacts of production decisions. For example, increased liquidation implies tighter supplies for next year. Similarly, times of herd expansion are typically a multi-year period. These cycles typically last roughly 10 years. The beginning of 2023 marks the ninth year of the current cycle that began in 2014. We are currently in the contraction phase of the cycle after peaking in 2018-2019. How long we continue to contract will be directly impacted by drought and pasture conditions.

Because of the seasonality of the business and cyclical nature of our industry, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Liquidity and Capital Resources

At March 31, 2023, we had cash and cash equivalents of approximately $3.4 million compared to approximately $4.4 million at December 31, 2022. Our working capital at March 31, 2023 and December 31, 2022 was approximately $3.7 million and $4.9 million, respectively.

Net cash provided by operating activities for the three months ended March 31, 2023 was approximately $0.5 million compared to $1.1 million during the same period in 2022. Net cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock-based compensation expense, and deferred taxes. Fluctuations are primarily due to operating performance offset by the timing of cash receipts and cash disbursements. The cash provided by operating activities for the period ending March 31, 2023 was primarily driven by a change in accrued expenses, accounts receivable and inventory. The cash provided by operating activities for the period ending March 31, 2022 was primarily driven by a change in accrued expenses and deferred revenue.

Net cash used in investing activities for the three months ended March 31, 2023 was approximately $0.2 million compared to $16,000 in the 2022 period. Net cash used in the period ending March 31, 2023 was primarily related to our equity investment in BlueTrace.

Net cash used in financing activities for the three months ended March 31, 2023 and 2022 was approximately $1.2 million and $0.4 million, respectively. Cash used for the periods ending March 31, 2023 and 2022, was primarily due to the repurchase of common shares under the Stock Buyback Plan.

Over the past several years, our growth has been funded primarily through cash flows from operations. We continually evaluate all funding options, including additional offerings of our securities to private, public and institutional investors and other credit facilities as they become available.

The primary driver of our operating cash flow is our third-party verification solutions, specifically the gross margin generated from services provided. Therefore, we focus on the elements of those operations, including revenue growth, gross margin and long-term projects that ensure a steady stream of operating profits to enable us to meet our cash obligations. On a weekly basis, we review the performance of each of our revenue streams focusing on third-party verification solutions compared with prior periods and our operating plan. We believe that our various sources of capital, including cash flow from operating activities, overall improvement in our performance, and our ability to obtain additional financing, are adequate to finance current operations. We are not aware of any other event or trend that would negatively affect our liquidity. In the event such a trend develops, we believe that there are sufficient financing avenues available to us and from our internal cash-generating capabilities to adequately manage our ongoing business.

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

Debt Facility

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2025. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due upon maturity. As of March 31, 2023 and December 31, 2022, the effective interest rate was 9.5% and 9.0%, respectively. The LOC is collateralized by all the business assets of Where Food Comes From Organic, Inc. (“WFCFO”). As of March 31, 2023, and December 31, 2022, there were no amounts outstanding under this LOC.

Off-Balance Sheet Arrangements

As of March 31, 2023, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Three months ended March 31, 2023 compared to the same period in fiscal year 2022

The following table shows information for reportable operating segments (amounts in thousands):

	Three months ended March 31, 2023				Three months ended March 31, 2022
	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Software Sales and Related Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,947	$999	$-	$2,946
All other assets, net	7,179	2,609	4,568	14,356	14,860	3,815	(1,267)	17,408
Total assets	$9,126	$3,608	$4,568	$17,302	$16,807	$4,814	$(1,267)	$20,354

Revenues:
Verification and certification service revenue	$3,806	$-	$-	$3,806	$3,784	$-	$-	$3,784
Product sales	971	-	-	971	1,007	-	-	1,007
Software and related consulting revenue	-	490	-	490	-	1,365	-	1,365
Total revenues	$4,777	$490	$-	$5,267	$4,791	$1,365	$-	$6,156
Costs of revenues:
Costs of verification and certification services	2,196	-	-	2,196	2,036	-	-	2,036
Costs of products	568	-	-	568	537	-	-	537
Costs of software and related consulting	-	360	-	360	-	1,186	-	1,186
Total costs of revenues	2,764	360	-	3,124	2,573	1,186	-	3,759
Gross profit	2,013	130	-	2,143	2,218	179	-	2,397
Depreciation & amortization	130	42	-	172	145	50	-	195
Other operating expenses	1,746	70	-	1,816	1,513	66	-	1,579
Segment operating income/(loss)	$137	$18	$-	$155	$560	$63	$-	$623
Other items to reconcile segment operating income (loss) to net income/(loss):
Other income / (expense)	57	(1)	-	56	49	(12)	-	37
Income tax expense	-	-	(90)	(90)	-	-	(163)	(163)
Net income/(loss)	$194	$17	$(90)	$121	$609	$51	$(163)	$497

Verification and Certification Segment

Verification and certification service revenues consist of fees charged for verification audits and other verification services that the Company performs for customers. Fees earned from our WFCF labeling program are also included in our verification and certification revenues as it represents a value-added extension of our source verification. Verification and certification service revenue for the three months ended March 31, 2023 was slightly improved compared with the same period in 2022. We believe we are at a low point of a contraction phase within the cattle cycle which negatively impacts revenue tied directly to price per head of cattle. We also believe inflationary pressure on packers, producers, growers, brands, and retailers is putting downward pressure on verified and certified foods as consumers have switched to lower priced food products. Finally, due to multiple severe cold weather systems that blasted through most of the United States in late March 2023, audits normally scheduled to be performed in late March 2023 were delayed until weather conditions improved.

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. Product sales for the three months ended March 31, 2023 slightly decreased 3.6% compared to the same period in 2022. As mentioned above, we believe we are at a low point of a contraction phase within the cattle cycle which negatively impacts revenue tied directly to price per head of cattle. Additionally, due to multiple severe cold weather systems that blasted through most of the United States in late March 2023, we experienced a slight delay in tags delivered by March 31, 2023. Revenue for product sales is recognized upon delivery of the goods to customer, at which point title, custody and risk of loss transfer to the customer.

Segment costs of revenues for the three months ended March 31, 2023 were approximately $2.8 million compared to approximately $2.6 million for the same period in 2022. Gross margin for the three months ended March 31, 2023 was 42.1% compared to 46.3% in 2022 primarily due to timing delays in completion of audits, continued inflationary increases in the costs of products shipped and increases in compensation related costs due to a tight labor market. Our margins are generally impacted by various fixed costs such as cost of products, salaries and benefits, insurance and taxes.

Other operating expenses for the three months ended March 31, 2023 increased by approximately 15.4% compared to the same three month period in 2022. The increase was primarily due to travel and marketing related expenses for physical attendance in company-wide on-site trainings, tradeshows and the Nasdaq Bell Ringing ceremony, all of which had been postponed for the past 2 years due to the COVID-pandemic.

Software and Related Consulting Segment

Software and related consulting revenue primarily represents fees earned from a wide range of professional consulting services and technology solutions that support our verification business and generate incremental revenue specific to the food and agricultural industry. Software and related consulting revenue for the three months ended March 31, 2023 decreased approximately 64.1% compared to the same period in 2022. The 2022 period included a significant short-term engagement with a Japanese party to promote Japanese seafood products into the American supply chain during 2022.

Costs of revenues for our software and related consulting segment for the three months ended March 31, 2023 and 2022 was approximately $0.4 and $1.2 million, respectively. Gross margin for the three months ended March 31, 2023 improved to 26.5% compared to 13.1% for the same period in 2022. The 2022 margins were negatively impacted by an increased use of contract labor to support the short-term consulting engagement mentioned above.

As with all of our acquisitions, we continue to identify synergies and implement best practices. We focus our efforts to create value in various ways such as improving the performance of our acquired businesses, removing excess capacity, creating market access for products, acquiring skills and technologies more quickly or at a lower cost than we can build in-house, exploiting our industry-specific scalability and bundling opportunities, and picking winners early and helping them develop their businesses. Achieving any or all of these strategies take time to implement. We have learned that it can take a minimum of two to three years after an acquisition to fully understand the complexities, at which time, we have seen solid improvements in revenues and/or costs.

Dividend Income from Progressive Beef

For the three months ended March 31, 2023 and 2022, the Company received dividend income of $50,000, from Progressive Beef representing a distribution of their earnings.

Income Tax Expense

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three months ended March 31, 2023, we recorded income tax expense of approximately $90,000 compared to income tax expense of $163,000 for the same period in 2022.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the three months ended March 31, 2023 was approximately $0.1 million and $0.02 per basic and diluted common share, respectively, compared to net income of approximately $0.5 million and $0.08 per basic and diluted common share for the same period in 2022.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2022 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2023, the Company recognizes matters specific to pandemics, the inflationary environment and weather-related risks may have a continued economic impact on the Company, but management does not know and cannot estimate what the long-term financial impact may be. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On September 30, 2019, our Board of Directors approved a new plan to buyback up to 2.5 million additional shares of our common stock from the open market (“Stock Buyback Plan”). Activity for the three months ended March 31, 2023 is as follows:

	Number of Shares	Cost of Shares (in thousands)	Average Cost per Share
Shares purchased - January 2023	31,350	$432	$13.77
Shares purchased - February 2023	26,800	375	$14.01
Shares purchased - March 2023	31,300	423	$13.52
Total	89,450	$1,230

ITEM 6. EXHIBITS

(a) Exhibits

Number	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2023	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

	By:	/s/ Dannette Henning
Chief Financial Officer

