Form 10-Q
period 2023-06-30
Where Food Comes From, Inc.
filed 2023-08-10
CIK 1360565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2023

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 4, 2023, was 5,608,548.

Where Food Comes From, Inc.

Table of Contents

June 30, 2023

Where Food Comes From, Inc.

Consolidated Balance Sheets

	June 30, 2023	December 31, 2022
(Amounts in thousands, except per share amounts)	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$3,410	$4,368
Accounts receivable, net of allowance	2,205	2,172
Inventory	1,196	888
Prepaid expenses and other current assets	713	463
Total current assets	7,524	7,891
Property and equipment, net	860	998
Right-of-use assets, net	2,460	2,607
Equity investments	1,191	991
Intangible and other assets, net	2,179	2,340
Goodwill, net	2,946	2,946
Deferred tax assets, net	514	523
Total assets	$17,674	$18,296

Liabilities and Equity
Current liabilities:
Accounts payable	$713	$640
Accrued expenses and other current liabilities	1,001	769
Deferred revenue	1,841	1,278
Current portion of finance lease obligations	13	9
Current portion of operating lease obligations	323	341
Total current liabilities	3,891	3,037
Finance lease obligations, net of current portion	48	37
Operating lease obligation, net of current portion	2,593	2,745
Total liabilities	6,532	5,819

Commitments and contingencies
Equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 95,000 shares authorized; 6,508 (2023) and 6,501 (2022) shares issued, and 5,631 (2023) and 5,775 (2022) shares outstanding	6	6
Additional paid-in-capital	12,223	12,145
Treasury stock of 878 (2023) and 727 (2022) shares	(9,329)	(7,263)
Retained earnings	8,242	7,589
Total equity	11,142	12,477
Total liabilities and stockholders’ equity	$17,674	$18,296

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

 Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,
(Amounts in thousands, except per share amounts)	2023	2022

Revenues:
Verification and certification service revenue	$4,779	$3,964
Product sales	938	878
Consulting revenue	409	489
Total revenues	6,126	5,331
Costs of revenues:
Costs of verification and certification services	2,736	2,325
Costs of products	555	522
Costs of consulting	329	354
Total costs of revenues	3,620	3,201
Gross profit	2,506	2,130
Selling, general and administrative expenses	1,833	1,817
Income from operations	673	313
Other income/(expense):
Dividend income from Progressive Beef	50	50
Other income, net	11	1
Gain on sale of assets	5	-
Loss on foreign currency exchange	(2)	(23)
Interest expense	(1)	(1)
Income before income taxes	736	340
Income tax expense	204	118
Net income	$532	$222

Per share - net income:
Basic	$0.09	$0.04
Diluted	$0.09	$0.04

Weighted average number of common shares outstanding:
Basic	5,670	6,013
Diluted	5,735	6,096

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Operations

(Unaudited)

	Six months ended June 30,
(Amounts in thousands, except per share amounts)	2023	2022

Revenues:
Verification and certification service revenue	$8,585	$7,748
Product sales	1,909	1,885
Consulting revenue	899	1,854
Total revenues	11,393	11,487
Costs of revenues:
Costs of verification and certification services	4,932	4,361
Costs of products	1,123	1,059
Costs of consulting	689	1,540
Total costs of revenues	6,744	6,960
Gross profit	4,649	4,527
Selling, general and administrative expenses	3,821	3,591
Income from operations	828	936
Other income/(expense):
Dividend income from Progressive Beef	100	100
Other income, net	20	1
Gain on sale of assets	5	-
Loss on foreign currency exchange	(4)	(35)
Interest expense	(2)	(2)
Income before income taxes	947	1,000
Income tax expense	294	281
Net income	$653	$719

Per share - net income:
Basic	$0.12	$0.12
Diluted	$0.11	$0.12

Weighted average number of common shares outstanding:
Basic	5,693	6,053
Diluted	5,760	6,136

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(Amounts in thousands)	2023	2022

Operating activities:
Net income	$653	$719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	335	392
Gain on sale of assets	(5)	-
Stock-based compensation expense	32	83
Deferred tax expense / (benefit)	9	(33)
Bad debt (recovery) / expense	(33)	17
Changes in operating assets and liabilities:
Accounts receivable	-	198
Inventory	(308)	(110)
Prepaid expenses and other assets	(250)	(472)
Accounts payable	73	274
Accrued expenses and other current liabilities	235	897
Deferred revenue	563	309
Right of use assets and liabilities, net	(9)	(4)
Net cash provided by operating activities	1,295	2,270

Investing activities:
Investment in BlueTrace	(200)	-
Purchase of digital assets	-	(178)
Purchases of property, equipment and software development costs	(27)	(29)
Net cash used in investing activities	(227)	(207)

Financing activities:
Repayments of finance lease obligations	(6)	(6)
Proceeds from stock option exercise	46	7
Stock repurchase under Stock Buyback Plan	(2,066)	(1,070)
Net cash used in financing activities	(2,026)	(1,069)
Net change in cash	(958)	994
Cash at beginning of period	4,368	5,414
Cash at end of period	$3,410	$6,408

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

Where Food Comes From, Inc.

Consolidated Statement of Equity

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
(Amounts in thousands)	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2022	5,775	$6	$12,145	$(7,263)	$7,589	$12,477
Stock-based compensation expense	-	-	15	-	-	15
Repurchase of common shares under Stock Buyback Plan	(90)	-	-	(1,230)	-	(1,230)
Net income	-	-	-	-	121	121
Balance at March 31, 2023	5,685	$6	$12,160	$(8,493)	$7,710	$11,383

Stock-based compensation expense	-	-	17	-	-	17
Stock options exercised	7	-	46	-	-	46
Repurchase of common shares under Stock Buyback Plan	(61)	-	-	(836)	-	(836)
Net income	-	-	-	-	532	532
Balance at June 30, 2023	5,631	$6	$12,223	$(9,329)	$8,242	$11,142

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

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2022, included in our Form 10-K filed on February 23, 2023. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform to current year presentation. Net income and shareholders’ equity were not affected by these reclassifications. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

The following is a reconciliation of the share data used in the basic and diluted income per share computations (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Basic:
Weighted average shares outstanding	5,670	6,013	5,693	6,053

Diluted:
Weighted average shares outstanding	5,670	6,013	5,693	6,053
Weighted average effects of dilutive securities	65	83	67	83
Total	5,735	6,096	5,760	6,136

Antidilutive securities:	17	17	17	17

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The effect of the inclusion of the antidilutive shares would have resulted in an increase in earnings per share. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Note 3 – Equity Investments

For the three and six months ended June 30, 2023 and 2022, the Company received dividend income from Progressive Beef of $50,000 and $100,000, respectively, representing a distribution of their earnings. The income is reflected within the “Other income/(expense)” section of the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2023 and 2022.

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 4 – Intangible and Other Assets

The following table summarizes our intangible and other assets (amounts in thousands, except useful life):

	June 30,	December 31,	Estimated
	2023	2022	Useful Life
Intangible assets subject to amortization:
Tradenames and trademarks	$417	$417	2.5 - 8.0 years
Accreditations	75	75	5.0 years
Customer relationships	3,659	3,664	3.0 - 15.0 years
Patents	970	970	4.0 years
Non-compete agreements	121	121	5.0 years
	5,242	5,247
Less accumulated amortization	3,669	3,511
	1,573	1,736
Cryptocurrency (not subject to amortization)	116	116
Tradenames/trademarks (not subject to amortization)	465	465
	2,154	2,317
Other assets	25	23
Intangible and other assets:	$2,179	$2,340

For the three and six months ended June 30, 2023 and 2022, we have not sold any digital assets and have not recognized any impairment losses. Our digital assets are initially recorded at cost and are subsequently remeasured on the consolidated balance sheet at cost, net of any impairment losses incurred since acquisition, if applicable. As of June 30, 2023 and December 31, 2022, the carrying value of our digital assets held was $116,000.

Note 5 – Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities as of (amounts in thousands):

	June 30,	December 31,
	2023	2022

Income and sales taxes payable	$28	$14
Payroll related accruals	716	326
Customer deposits	50	35
Professional fees and other expenses	207	394
	$1,001	$769

Note 6 – Notes Payable

Unison Revolving Line of Credit

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2025. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. As of June 30, 2023 and December 31, 2022, the effective interest rate was 9.75% and 9.0%, respectively. The LOC is collateralized by all the business assets of Where Food Comes From Organic, Inc. (“WFCFO”). As of June 30, 2023, and December 31, 2022, there were no amounts outstanding under this LOC.

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

The amount of stock-based compensation expense is as follows (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Stock options	$17	$32	$32	$63
Stock awards	-	-	-	20
Total	$17	$32	$32	$83

During the three and six months ended June 30, 2023 and 2022, no stock options were awarded. During the three and six months ended June 30, 2023, no common stock was awarded. During the three months ended June 30, 2022, no common stock was awarded. During the six months ended June 30, 2022, the Company awarded 1,500 shares of the Company’s common stock at a fair market value price of $13.45 per share to an employee of the Company.

The estimated unrecognized compensation cost from unvested awards which will be recognized ratably over the remaining vesting phase is as follows (amounts in thousands):

Years ended December 31st:	Unvested stock options	Unvested restricted stock awards	Total unrecognized compensation expense
2023 (remaining six months)	$11	$-	$11
2024	11	-	11
2025	-	-	-
	$22	$-	$22

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Stock Option Activity

Stock option activity under our Equity Incentive Plans is summarized as follows:

				Weighted avg.
		Weighted avg.	Weighted avg.	remaining
	Number of	exercise price	grant date fair	contractual life	Aggregate
	awards	per share	value per share	(in years)	intrinsic value

Outstanding, December 31, 2022	92,347	$8.67	$7.77	5.31	$502,688
Granted	-	$-	$-	-
Exercised	(7,291)	$-	$-	-
Expired/Forfeited	(6,250)	$-	$-	-
Outstanding, June 30, 2023	78,806	$8.67	$7.86	5.26	$406,634
Exercisable, June 30, 2023	72,477	$8.30	$7.63	5.03	$400,809
Unvested, June 30, 2023	6,329	$13.99	$10.40	7.90	$5,825

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on June 30, 2023 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on June 30, 2023.

Stock Activity

There has not been any non-vested stock award activity under our Equity Incentive Plans for the three and six months ended June 30, 2023 and 2022.

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

The provision or benefit for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three and six months ended June 30, 2023 we recorded an income tax expense of approximately $204,000 and $294,000, respectively, compared to income tax expense of $118,000 and $281,000 for the same 2022 periods.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 9 - Revenue Recognition

Disaggregation of Revenue

We have identified three material revenue categories in our business: (i) verification and certification service revenue, (ii) product sales, (iii) consulting revenue.

Revenue attributable to each of our identified revenue categories is disaggregated in the table below (amounts in thousands).

	Three months ended June 30, 2023				Three months ended June 30, 2022
	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals
Revenues:
Verification and certification service revenue	$4,779	$-	$-	$4,779	$3,964	$-	$-	$3,964
Product sales	938	-	-	938	878	-	-	878
Consulting revenue	-	409	-	409	-	489	-	489
Total revenues	$5,717	$409	$-	$6,126	$4,842	$489	$-	$5,331

	Six months ended June 30, 2023				Six months ended June 30, 2022
	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals
Revenues:
Verification and certification service revenue	$8,585	$-	$-	$8,585	$7,748	$-	$-	$7,748
Product sales	1,909	-	-	1,909	1,885	-	-	1,885
Consulting revenue	-	899	-	899	-	1,854	-	1,854
Total revenues	$10,494	$899	$-	$11,393	$9,633	$1,854	$-	$11,487

Contract Balances

As of June 30, 2023 and December 31, 2022, accounts receivable from contracts with customers, net of allowance for doubtful accounts, was approximately $2.2 million.

As of June 30, 2023 and December 31, 2022, deferred revenue from contracts with customers was approximately $1.8 and $1.3 million, respectively. The balance of the contract liabilities at June 30, 2023 and December 31, 2022 are expected to be recognized as revenue within one year or less of the invoice date.

The following table reflects the changes in our contract liabilities during the six month period ended June 30, 2023 (amounts in thousands):

Deferred revenue:
Unearned revenue December 31, 2022	$1,278
Unearned billings	2,030
Revenue recognized	(1,467)
Unearned revenue June 30, 2023	$1,841

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 10 – Leases

The components of lease expense were as follows (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating lease cost	$122	$123	$245	$246
Finance lease cost
Amortization of assets	3	3	7	5
Interest on finance lease obligations	2	-	3	1
Variable lease cost	-	-	-	-
Total net lease cost	$127	$126	$255	$252

Included in the table above, for the three and six months ended June 30, 2023 and 2022, is $0.1 and $0.2 million, respectively, of operating lease cost for our corporate headquarters. This space is being leased from The Move, LLC. Our CEO and President, each a related party to WFCF, have a 24.3% jointly-held ownership interest in The Move, LLC.

Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	June 30, 2023			December 31, 2022
Operating leases:	Related Party	Other	Total	Related Party	Other	Total
Operating lease ROU assets	$2,265	$137	$2,402	$2,369	$193	$2,562

Current operating lease liabilities	$236	$87	$323	$224	$117	$341
Noncurrent operating lease liabilities	2,535	58	2,593	2,656	89	2,745
Total operating lease liabilities	$2,771	$145	$2,916	$2,880	$206	$3,086

Finance leases:	June 30, 2023	December 31, 2022
Property and equipment, at cost	$76	$70
Accumulated amortization	(18)	(25)
Property and equipment, net	$58	$45

Current obligations of finance leases	$13	$9
Finance leases, net of current obligations	48	37
Total finance lease liabilities	$61	$46

Weighted average remaining lease term (in years):
Operating leases	7.8	8.2
Finance leases	4.1	4.4

Weighted average discount rate:
Operating leases	5.8%	5.8%
Finance leases	8.2%	7.8%

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Supplemental cash flow and other information related to leases was as follows (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$126	$126	$254	$251
Operating cash flows from finance leases	$2	$-	$3	$1
Financing cash flows from finance leases	$3	$3	$6	$6

ROU assets obtained in exchange for lease liabilities:
Operating leases	$-	$-	$-	$-

Maturities of lease liabilities were as follows (amounts in thousands):

Years Ending December 31st,	Operating Leases	Finance Leases
2023 (six remaining months)	$252	$10
2024	446	18
2025	435	19
2026	430	14
2027	430	12
Thereafter	1,648	-
Total lease payments	3,641	73
Less amount representing interest	(725)	(12)
Total lease obligations	2,916	61
Less current portion	(323)	(13)
Long-term lease obligations	$2,593	$48

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

The Company also determined that it has a consulting reportable segment. SureHarvest, which includes Postelsia, is the sole operating unit under the consulting reportable segment. This segment primarily includes consulting service revenues.

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The Company eliminates intercompany transfers between segments for management reporting purposes. The following table shows information for reportable operating segments (amounts in thousands):

	Three months ended June 30, 2023				Three months ended June 30, 2022
	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,947	$999	$-	$2,946
All other assets, net	6,249	2,660	5,819	14,728	14,244	3,865	(143)	17,966
Total assets	$8,196	$3,659	$5,819	$17,674	$16,191	$4,864	$(143)	$20,912

Revenues:
Verification and certification service revenue	$4,779	$-	$-	$4,779	$3,964	$-	$-	$3,964
Product sales	938	-	-	938	878	-	-	878
Consulting revenue	-	409	-	409	-	489	-	489
Total revenues	$5,717	$409	$-	$6,126	$4,842	$489	$-	$5,331
Costs of revenues:
Costs of verification and certification services	2,736	-	-	2,736	2,325	-	-	2,325
Costs of products	555	-	-	555	522	-	-	522
Costs of consulting	-	329	-	329	-	354	-	354
Total costs of revenues	3,291	329	-	3,620	2,847	354	-	3,201
Gross profit	2,426	80	-	2,506	1,995	135	-	2,130
Depreciation & amortization	120	43	-	163	149	48	-	197
Other operating expenses	1,599	71	-	1,670	1,561	59	-	1,620
Segment operating income/(loss)	$707	$(34)	$-	$673	$285	$28	$-	$313
Other items to reconcile segment operating income (loss) to net income/(loss):
Other income / (expense)	65	(2)	-	63	50	(23)	-	27
Income tax expense	-	-	(204)	(204)	-	-	(118)	(118)
Net income/(loss)	$772	$(36)	$(204)	$532	$335	$5	$(118)	$222

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

	Six months ended June 30, 2023				Six months ended June 30, 2022
	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,947	$999	$-	$2,946
All other assets, net	6,249	2,660	5,819	14,728	14,244	3,865	(143)	17,966
Total assets	$8,196	$3,659	$5,819	$17,674	$16,191	$4,864	$(143)	$20,912

Revenues:
Verification and certification service revenue	$8,585	$-	$-	$8,585	$7,748	$-	$-	$7,748
Product sales	1,909	-	-	1,909	1,885	-	-	1,885
Consulting revenue	-	899	-	899	-	1,854	-	1,854
Total revenues	$10,494	$899	$-	$11,393	$9,633	$1,854	$-	$11,487
Costs of revenues:
Costs of verification and certification services	4,932	-	-	4,932	4,361	-	-	4,361
Costs of products	1,123	-	-	1,123	1,059	-	-	1,059
Costs of consulting	-	689	-	689	-	1,540	-	1,540
Total costs of revenues	6,055	689	-	6,744	5,420	1,540	-	6,960
Gross profit	4,439	210	-	4,649	4,213	314	-	4,527
Depreciation & amortization	251	84	-	335	294	98	-	392
Other operating expenses	3,343	143	-	3,486	3,074	125	-	3,199
Segment operating income/(loss)	$845	$(17)	$-	$828	$845	$91	$-	$936
Other items to reconcile segment operating income (loss) to net income/(loss):
Other income / (expense)	122	(3)	-	119	100	(36)	-	64
Income tax expense	-	-	(294)	(294)	-	-	(281)	(281)
Net income/(loss)	$967	$(20)	$(294)	$653	$945	$55	$(281)	$719

Note 13 – Supplemental Cash Flow Information

	Six months ended June 30,
(Amounts in thousands)	2023	2022
Cash paid during the year:
Interest expense	$-	$-
Income taxes	$469	$452

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

Human Capital Resources

Our greatest asset is our people, and we continue to attract the best and brightest with our competitive pay and benefits package. As of June 30, 2023, we had 89 total employees, of which 82 were full-time employees. Approximately 75% of our workforce is comprised of female and other minority employees.

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

Liquidity and Capital Resources

At June 30, 2023, we had cash and cash equivalents of approximately $3.4 million compared to approximately $4.4 million at December 31, 2022. Our working capital at June 30, 2023 and December 31, 2022 was approximately $3.6 million and $4.9 million, respectively.

Net cash provided by operating activities for the six months ended June 30, 2023 was approximately $1.3 million compared to $2.3 million during the same period in 2022. Net cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock-based compensation expense, and deferred taxes. Fluctuations are primarily due to operating performance offset by the timing of cash receipts and cash disbursements. The cash provided by operating activities for the period ending June 30, 2023 was primarily driven by a change in inventory, prepaid expenses and other assets, accrued expenses and other current liabilities, and deferred revenue. The cash provided by operating activities for the period ending June 30, 2022 was primarily driven by a change in accrued expenses and other current liabilities and prepaid expenses and other assets.

Net cash used in investing activities for the six months ended June 30, 2023 and 2022 was approximately $0.2 million. Net cash used in the period ending June 30, 2023 was primarily related to our equity investment in BlueTrace. Net cash used in the period ending June 30, 2022 was primarily for the purchase of digital assets.

Net cash used in financing activities for the six months ended June 30, 2023 and 2022 was approximately $2.0 million and $1.1 million, respectively. Cash used for the periods ending June 30, 2023 and 2022, was primarily due to the repurchase of common shares under the Stock Buyback Plan.

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

Debt Facility

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2025. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due upon maturity. As of June 30, 2023 and December 31, 2022, the effective interest rate was 9.75% and 9.0%, respectively. The LOC is collateralized by all the business assets of Where Food Comes From Organic, Inc. (“WFCFO”). As of June 30, 2023, and December 31, 2022, there were no amounts outstanding under this LOC.

Off-Balance Sheet Arrangements

As of June 30, 2023, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2023 compared to the same period in fiscal year 2022

The following table shows information for reportable operating segments (amounts in thousands):

	Three months ended June 30, 2023				Three months ended June 30, 2022
	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,947	$999	$-	$2,946
All other assets, net	6,249	2,660	5,819	14,728	14,244	3,865	(143)	17,966
Total assets	$8,196	$3,659	$5,819	$17,674	$16,191	$4,864	$(143)	$20,912

Revenues:
Verification and certification service revenue	$4,779	$-	$-	$4,779	$3,964	$-	$-	$3,964
Product sales	938	-	-	938	878	-	-	878
Consulting revenue	-	409	-	409	-	489	-	489
Total revenues	$5,717	$409	$-	$6,126	$4,842	$489	$-	$5,331
Costs of revenues:
Costs of verification and certification services	2,736	-	-	2,736	2,325	-	-	2,325
Costs of products	555	-	-	555	522	-	-	522
Costs of consulting	-	329	-	329	-	354	-	354
Total costs of revenues	3,291	329	-	3,620	2,847	354	-	3,201
Gross profit	2,426	80	-	2,506	1,995	135	-	2,130
Depreciation & amortization	120	43	-	163	149	48	-	197
Other operating expenses	1,599	71	-	1,670	1,561	59	-	1,620
Segment operating income/(loss)	$707	$(34)	$-	$673	$285	$28	$-	$313
Other items to reconcile segment operating income (loss) to net income/(loss):
Other income / (expense)	65	(2)	-	63	50	(23)	-	27
Income tax expense	-	-	(204)	(204)	-	-	(118)	(118)
Net income/(loss)	$772	$(36)	$(204)	$532	$335	$5	$(118)	$222

	Six months ended June 30, 2023				Six months ended June 30, 2022
	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,947	$999	$-	$2,946
All other assets, net	6,249	2,660	5,819	14,728	14,244	3,865	(143)	17,966
Total assets	$8,196	$3,659	$5,819	$17,674	$16,191	$4,864	$(143)	$20,912

Revenues:
Verification and certification service revenue	$8,585	$-	$-	$8,585	$7,748	$-	$-	$7,748
Product sales	1,909	-	-	1,909	1,885	-	-	1,885
Consulting revenue	-	899	-	899	-	1,854	-	1,854
Total revenues	$10,494	$899	$-	$11,393	$9,633	$1,854	$-	$11,487
Costs of revenues:
Costs of verification and certification services	4,932	-	-	4,932	4,361	-	-	4,361
Costs of products	1,123	-	-	1,123	1,059	-	-	1,059
Costs of consulting	-	689	-	689	-	1,540	-	1,540
Total costs of revenues	6,055	689	-	6,744	5,420	1,540	-	6,960
Gross profit	4,439	210	-	4,649	4,213	314	-	4,527
Depreciation & amortization	251	84	-	335	294	98	-	392
Other operating expenses	3,343	143	-	3,486	3,074	125	-	3,199
Segment operating income/(loss)	$845	$(17)	$-	$828	$845	$91	$-	$936
Other items to reconcile segment operating income (loss) to net income/(loss):
Other income / (expense)	122	(3)	-	119	100	(36)	-	64
Income tax expense	-	-	(294)	(294)	-	-	(281)	(281)
Net income/(loss)	$967	$(20)	$(294)	$653	$945	$55	$(281)	$719

Verification and Certification Segment

Verification and certification service revenues consist of fees charged for verification audits and other verification services that the Company performs for customers. Fees earned from our WFCF labeling program are also included in our verification and certification revenues as it represents a value-added extension of our source verification. Verification and certification service revenue for the three and six months ended June 30, 2023 improved 20.6% and 10.8%, respectively, compared with the same periods in 2022. While our verification and certification service revenue continues to improve due to new customer growth and bundling opportunities, we believe we are at a low point of a contraction phase within the cattle cycle which negatively impacts revenue tied directly to price per head of cattle. We also believe inflationary pressure on packers, producers, growers, brands, and retailers is putting downward pressure on verified and certified foods as consumers have switched to lower priced food products. Finally, due to multiple severe cold weather systems that blasted through most of the United States in late March 2023, audits normally scheduled to be performed in late March 2023 were delayed until weather conditions improved.

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. Product sales for the three and six months ended June 30, 2023 increased 6.8% and 1.3%, respectively, compared to the same periods in 2022. Consistent with our verification and certification service revenue, our product sales continue to improve due to new customer growth, but we believe we are at a low point of a contraction phase within the cattle cycle which negatively impacts revenue tied directly to price per head of cattle. Revenue for product sales is recognized upon delivery of the goods to customer, at which point title, custody and risk of loss transfer to the customer.

Segment costs of revenues for the three and six months ended June 30, 2023 were approximately $3.3 million and $6.0 million, respectively, compared to approximately $2.8 million and $5.4 million, respectively, for the same periods in 2022. Gross margin for the three and six months ended June 30, 2023 was 42.4% and 42.3%, respectively, compared to 41.2% and 43.7%, respectively, in 2022. Our margins are generally impacted by various fixed costs such as cost of products, salaries and benefits, insurance and taxes. We continue to experience inflationary increases in the costs of products shipped and increases in compensation related costs due to a tight labor market impacting our margins. New customer growth helps offset some of the inflationary impacts on our margins, to an extent.

Other operating expenses for the three and six months ended June 30, 2023 increased by approximately 2.4% and 8.8%, respectively, compared to the same periods in 2022. The increase was primarily due to travel and marketing related expenses for physical attendance in company-wide on-site trainings, tradeshows and the Nasdaq Bell Ringing ceremony, all of which had been postponed for the past 2 years due to the COVID-pandemic.

Consulting Segment

Consulting revenue primarily represents fees earned from a wide range of professional consulting services and technology solutions that support our verification business and generate incremental revenue specific to the food and agricultural industry. Our consulting revenue stream is predominately project based and not recurring in nature. Consulting revenue for the three and six months ended June 30, 2023 decreased approximately 16.3% and 51.5%, respectively, compared to the same periods in 2022. The 2022 periods included a significant short-term engagement with a Japanese party to promote Japanese seafood products into the American supply chain during 2022.

Costs of revenues for our consulting segment for the three and six months ended June 30, 2023 was approximately $0.3 million and $0.7 million, respectively, compared to approximately $0.4 million and $1.5 million, respectively for the same periods in 2022. Gross margin for the three months ended June 30, 2023 decreased to 19.6% compared to 27.6% for the same period in 2022. Gross margin for the six months ended June 30, 2023 improved to 23.4% compared to 16.9% for the same period in 2022. Because our consulting revenue is predominately project based, margins are greatly impacted by the timing of the project work and the fixed and/or variable labor necessary to complete the project. The 2022 margins were negatively impacted by an increased use of contract labor to support the short-term consulting engagement mentioned above.

In addition to advisory services, our consulting segment provides technology solutions as a platform to support data driven analysis. The information derived helps deliver meaningful insights for food and agriculture businesses, potentially leading up to third party certification. While our consulting segment is not a significant contributor to our bottom line, we believe it is a valuable service offering to support all aspects of food and agriculture. It also helps further diversify our business, strengthen our position, and understand trends in the food, agriculture, and aquaculture industries.

Dividend Income from Progressive Beef

For the three and six months ended June 30, 2023 and 2022, the Company received dividend income of $50,000 and $100,000, respectively, from Progressive Beef representing a distribution of their earnings.

Income Tax Expense

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three and six months ended June 30, 2023, we recorded income tax expense of approximately $204,000 and $294,000, respectively, compared to income tax expense of $118,000 and $281,000 for the same periods in 2022.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the three and six months ended June 30, 2023 was approximately $0.5 million and $0.7 million, respectively, and $0.09 and $0.12, respectively, per basic share and $0.09 and $0.11, respectively, per diluted common share. Compared to net income of approximately $0.2 million and $0.7 million, respectively, and $0.04 and $0.12, respectively, per basic and diluted common share for the same periods in 2022.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2022 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2023, the Company recognizes matters specific to pandemics, the inflationary environment and weather-related risks may have a continued economic impact on the Company, but management does not know and cannot estimate what the long-term financial impact may be. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On September 30, 2019, our Board of Directors approved a new plan to buyback up to 2.5 million additional shares of our common stock from the open market (“Stock Buyback Plan”). Activity for the three months ended June 30, 2023 is as follows:

	Number of Shares	Cost of Shares (in thousands)	Average Cost per Share
Shares purchased - April 2023	26,000	$349	$13.40
Shares purchased - May 2023	16,000	222	$13.89
Shares purchased - June 2023	19,000	265	$13.95
Total	61,000	$836

ITEM 6. EXHIBITS

(a) Exhibits

Number	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2023	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

	By:	/s/ Dannette Henning
Chief Financial Officer

