Form 10-Q
period 2023-09-30
Where Food Comes From, Inc.
filed 2023-11-09
CIK 1360565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2023

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 3, 2023, was 5,543,871.

Where Food Comes From, Inc.

Table of Contents

September 30, 2023

Where Food Comes From, Inc.

Consolidated Balance Sheets

	September 30, 2023	December 31, 2022
(Amounts in thousands, except per share amounts)	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$3,813	$4,368
Accounts receivable, net of allowance	2,291	2,172
Inventory	1,120	888
Prepaid expenses and other current assets	495	463
Total current assets	7,719	7,891
Property and equipment, net	848	998
Right-of-use assets, net	2,379	2,607
Equity investments	1,191	991
Intangible and other assets, net	2,097	2,340
Goodwill, net	2,946	2,946
Deferred tax assets, net	508	523
Total assets	$17,688	$18,296

Liabilities and Equity
Current liabilities:
Accounts payable	$722	$640
Accrued expenses and other current liabilities	1,345	769
Deferred revenue	1,713	1,278
Current portion of finance lease obligations	13	9
Current portion of operating lease obligations	310	341
Total current liabilities	4,103	3,037
Finance lease obligations, net of current portion	44	37
Operating lease obligation, net of current portion	2,522	2,745
Total liabilities	6,669	5,819

Commitments and contingencies
Equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 95,000 shares authorized; 6,511 (2023) and 6,501 (2022) shares issued, and 5,574 (2023) and 5,775 (2022) shares outstanding	6	6
Additional paid-in-capital	12,232	12,145
Treasury stock of 937 (2023) and 727 (2022) shares	(10,184)	(7,263)
Retained earnings	8,965	7,589
Total equity	11,019	12,477
Total liabilities and stockholders’ equity	$17,688	$18,296

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

 Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,
(Amounts in thousands, except per share amounts)	2023	2022

Revenues:
Verification and certification service revenue	$5,359	$5,169
Product sales	1,221	1,588
Consulting revenue	431	508
Total revenues	7,011	7,265
Costs of revenues:
Costs of verification and certification services	3,123	2,900
Costs of products	681	826
Costs of consulting	341	359
Total costs of revenues	4,145	4,085
Gross profit	2,866	3,180
Selling, general and administrative expenses	1,920	2,106
Income from operations	946	1,074
Other income/(expense):
Dividend income from Progressive Beef	50	50
Other income, net	16	1
Impairment of digital assets	-	(42)
Loss on foreign currency exchange	(2)	-
Interest expense	(1)	-
Income before income taxes	1,009	1,083
Income tax expense	286	298
Net income	$723	$785

Per share - net income:
Basic	$0.13	$0.13
Diluted	$0.13	$0.13

Weighted average number of common shares outstanding:
Basic	5,599	5,936
Diluted	5,658	6,016

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Operations

(Unaudited)

	Nine months ended September 30,
(Amounts in thousands, except per share amounts)	2023	2022
Revenues:
Verification and certification service revenue	$13,944	$12,917
Product sales	3,130	3,473
Consulting revenue	1,330	2,362
Total revenues	18,404	18,752
Costs of revenues:
Costs of verification and certification services	8,055	7,261
Costs of products	1,804	1,885
Costs of consulting	1,030	1,899
Total costs of revenues	10,889	11,045
Gross profit	7,515	7,707
Selling, general and administrative expenses	5,741	5,697
Income from operations	1,774	2,010
Other income/(expense):
Dividend income from Progressive Beef	150	150
Other income, net	36	2
Gain on sale of assets	5	-
Impairment of digital assets	-	(42)
Loss on foreign currency exchange	(6)	(35)
Interest expense	(3)	(2)
Income before income taxes	1,956	2,083
Income tax expense	580	579
Net income	$1,376	$1,504

Per share - net income:
Basic	$0.25	$0.25
Diluted	$0.24	$0.25

Weighted average number of common shares outstanding:
Basic	5,605	6,019
Diluted	5,669	6,101

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(Amounts in thousands)	2023	2022

Operating activities:
Net income	$1,376	$1,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	488	583
Impairment of digital assets	-	42
Gain on sale of assets	(5)	-
Stock-based compensation expense	38	102
Deferred tax expense / (benefit)	15	(59)
Bad debt expense	39	40
Changes in operating assets and liabilities:
Accounts receivable	(158)	(713)
Inventory	(232)	(107)
Prepaid expenses and other assets	(32)	(682)
Accounts payable	82	503
Accrued expenses and other current liabilities	584	1,560
Deferred revenue	435	240
Right of use assets and liabilities, net	(17)	(7)
Net cash provided by operating activities	2,613	3,006

Investing activities:
Investment in BlueTrace	(200)	-
Purchase of digital assets	-	(178)
Purchases of property, equipment and software development costs	(87)	(41)
Net cash used in investing activities	(287)	(219)

Financing activities:
Repayments of finance lease obligations	(9)	(7)
Proceeds from stock option exercise	49	19
Stock repurchase under Stock Buyback Plan	(2,921)	(2,207)
Net cash used in financing activities	(2,881)	(2,195)
Net change in cash	(555)	592
Cash at beginning of period	4,368	5,414
Cash at end of period	$3,813	$6,006

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

Where Food Comes From, Inc.

Consolidated Statement of Equity

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
(Amounts in thousands)	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2022	5,775	$6	$12,145	$(7,263)	$7,589	$12,477
Stock-based compensation expense	-	-	15	-	-	15
Repurchase of common shares under Stock Buyback Plan	(90)	-	-	(1,230)	-	(1,230)
Net income	-	-	-	-	121	121
Balance at March 31, 2023	5,685	$6	$12,160	$(8,493)	$7,710	$11,383

Stock-based compensation expense	-	-	17	-	-	17
Stock options exercised	7	-	46	-	-	46
Repurchase of common shares under Stock Buyback Plan	(61)	-	-	(836)	-	(836)
Net income	-	-	-	-	532	532
Balance at June 30, 2023	5,631	$6	$12,223	$(9,329)	$8,242	$11,142

Stock-based compensation expense	-	-	6	-	-	6
Stock options exercised	3	-	3	-	-	3
Repurchase of common shares under Stock Buyback Plan	(60)	-	-	(855)	-	(855)
Net income	-	-	-	-	723	723
Balance at September 30, 2023	5,574	$6	$12,232	$(10,184)	$8,965	$11,019

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

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2022, included in our Form 10-K filed on February 23, 2023. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform to current year presentation. Net income and shareholders’ equity were not affected by these reclassifications. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

In July 2023, the FASB issues ASU 2023-03, which amends Presentation of Financial Statements (Topic 205), Income Statement-Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation-Stock Compensation (Topic 718). The ASU updated the Compensation-Stock Compensation (Topic 718) to recognize compensation cost resulting from share-based payment transactions be recognized in financial statements at fair value. The updates were effective July 14, 2023. The adoption of the standard will have no material impact on the financial statements.

In October 2023, the FASB issued ASU 2023-06, which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification (“Codification”). The ASU updated and simplified disclosure requirements the SEC believed were “redundant, duplicative, overlapping, outdated, or superseded.” ASU 2023-06 applies to all reporting entities and will only become effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027.

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The following is a reconciliation of the share data used in the basic and diluted income per share computations (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Basic:
Weighted average shares outstanding	5,599	5,936	5,605	6,019

Diluted:
Weighted average shares outstanding	5,599	5,936	5,605	6,019
Weighted average effects of dilutive securities	59	80	64	82
Total	5,658	6,016	5,669	6,101

Antidilutive securities:	17	17	17	17

The effect of the inclusion of the antidilutive shares would have resulted in an increase in earnings per share. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Note 3 – Equity Investments

For the three and nine months ended September 30, 2023 and 2022, the Company received dividend income from Progressive Beef of $50,000 and $150,000, respectively, representing a distribution of their earnings. The income is reflected within the “Other income/(expense)” section of the Company’s Consolidated Statement of Operations for the three and nine months ended September 30, 2023 and 2022.

On March 29, 2023, the Company made an equity investment of $0.2 million in a private placement of ShellFish Solutions, Inc. dba BlueTrace, Inc. (“BlueTrace”) Series Seed 2 Preferred Stock. The Company accounts for its investment in BlueTrace at cost, in accordance with Accounting Standard Update (“ASU”) 2016-01: Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.

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

Note 4 – Intangible and Other Assets

The following table summarizes our intangible and other assets (amounts in thousands, except useful life):

	September 30,	December 31,	Estimated
	2023	2022	Useful Life
Intangible assets subject to amortization:
Tradenames and trademarks	$417	$417	2.5 - 8.0 years
Accreditations	75	75	5.0 years
Customer relationships	3,659	3,664	3.0 - 15.0 years
Patents	970	970	4.0 years
Non-compete agreements	121	121	5.0 years
	5,242	5,247
Less accumulated amortization	3,746	3,511
	1,496	1,736
Cryptocurrency (not subject to amortization)	116	116
Tradenames/trademarks (not subject to amortization)	465	465
	2,077	2,317
Other assets	20	23
Intangible and other assets:	$2,097	$2,340

For the three and nine months ended September 30, 2023 , we have not sold any digital assets and have not recognized any impairment losses. For the three and nine months ended September 30, 2022, we have not sold any digital assets and have recognized an impairment loss of $42,000. Our digital assets are initially recorded at cost and are subsequently remeasured on the consolidated balance sheet at cost, net of any impairment losses incurred since acquisition, if applicable. As of September 30, 2023 and December 31, 2022, the carrying value of our digital assets held was $116,000.

Note 5 – Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities as of (amounts in thousands):

	September 30,	December 31,
	2023	2022

Income and sales taxes payable	$38	$14
Payroll related accruals	1,007	326
Customer deposits	91	35
Professional fees and other expenses	209	394
	$1,345	$769

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 6 – Notes Payable

Unison Revolving Line of Credit

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2025. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. As of September 30, 2023 and December 31, 2022, the effective interest rate was 10.0% and 9.0%, respectively. The LOC is collateralized by all the business assets of Where Food Comes From Organic, Inc. (“WFCFO”). As of September 30, 2023, and December 31, 2022, there were no amounts outstanding under this LOC.

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

The amount of stock-based compensation expense is as follows (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Stock options	$6	$19	$38	$82
Stock awards	-	-	-	20
Total	$6	$19	$38	$102

During the three and nine months ended September 30, 2023 and 2022, no stock options were awarded. During the three and nine months ended September 30, 2023, no common stock was awarded. During the three months ended September 30, 2022, no common stock was awarded. During the nine months ended September 30, 2022, the Company awarded 1,500 shares of the Company’s common stock at a fair market value price of $13.45 per share to an employee of the Company.

The estimated unrecognized compensation cost from unvested awards which will be recognized ratably over the remaining vesting phase is as follows (amounts in thousands):

Years ended December 31st:	Unvested stock options	Unvested restricted stock awards	Total unrecognized compensation expense
2023 (remaining three months)	$5	$-	$5
2024	11	-	11
2025	-	-	-
	$16	$-	$16

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

Stock Option Activity

Stock option activity under our Equity Incentive Plans is summarized as follows:

		Weighted avg.	Weighted avg.	Weighted avg. remaining
	Number of awards	exercise price per share	grant date fair value per share	contractual life (in years)	Aggregate intrinsic value

Outstanding, December 31, 2022	92,347	$8.67	$7.77	5.31	$502,688
Granted	-	$-	$-	-
Exercised	(10,229)	$4.80	$4.97	-
Expired/Forfeited	(6,250)	$10.20	$10.06	-
Outstanding, September 30, 2023	75,868	$9.07	$7.96	5.21	$392,923
Exercisable, September 30, 2023	70,195	$8.61	$7.72	5.00	$390,597
Unvested, September 30, 2023	5,673	$13.57	$10.90	7.75	$2,326

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on September 30, 2023 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on September 30, 2023.

Stock Activity

There has not been any non-vested stock award activity under our Equity Incentive Plans for the three and nine months ended September 30, 2023 and 2022.

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

The provision or benefit for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three and nine months ended September 30, 2023 we recorded an income tax expense of approximately $286,000 and $580,000, respectively, compared to income tax expense of $298,000 and $579,000 for the same 2022 periods.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 9 - Revenue Recognition

Disaggregation of Revenue

We have identified three material revenue categories in our business: (i) verification and certification service revenue, (ii) product sales, (iii) consulting revenue.

Revenue attributable to each of our identified revenue categories is disaggregated in the table below (amounts in thousands).

	Three months ended September 30, 2023				Three months ended September 30, 2022
	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals
Revenues:
Verification and certification service revenue	$5,359	$-	$-	$5,359	$5,169	$-	$-	$5,169
Product sales	1,221	-	-	1,221	1,588	-	-	1,588
Consulting revenue	-	431	-	431	-	508	-	508
Total revenues	$6,580	$431	$-	$7,011	$6,757	$508	$-	$7,265

	Nine months ended September 30, 2023				Nine months ended September 30, 2022
	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals
Revenues:
Verification and certification service revenue	$13,944	$-	$-	$13,944	$12,917	$-	$-	$12,917
Product sales	3,130	-	-	3,130	3,473	-	-	3,473
Consulting revenue	-	1,330	-	1,330	-	2,362	-	2,362
Total revenues	$17,074	$1,330	$-	$18,404	$16,390	$2,362	$-	$18,752

Contract Balances

As of September 30, 2023 and December 31, 2022, accounts receivable from contracts with customers, net of allowance for doubtful accounts, was approximately $2.3 and $2.2 million, respectively.

As of September 30, 2023 and December 31, 2022, deferred revenue from contracts with customers was approximately $1.7 and $1.3 million, respectively. The balance of the contract liabilities at September 30, 2023 and December 31, 2022 are expected to be recognized as revenue within one year or less of the invoice date.

The following table reflects the changes in our contract liabilities during the nine month period ended September 30, 2023 (amounts in thousands):

Deferred revenue:
Unearned revenue December 31, 2022	$1,278
Unearned billings	2,765
Revenue recognized	(2,330)
Unearned revenue September 30, 2023	$1,713

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 10 – Leases

The components of lease expense were as follows (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating lease cost	$119	$122	$364	$368
Finance lease cost
Amortization of assets	4	2	11	7
Interest on finance lease obligations	1	1	4	2
Variable lease cost	-	-	-	-
Total net lease cost	$124	$125	$379	$377

Included in the table above, for the three and nine months ended September 30, 2023 and 2022, is $0.1 and $0.3 million, respectively, of operating lease cost for our corporate headquarters. This space is being leased from The Move, LLC. Our CEO and President, each a related party to WFCF, have a 24.3% jointly-held ownership interest in The Move, LLC.

Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	September 30, 2023			December 31, 2022
Operating leases:	Related Party	Other	Total	Related Party	Other	Total
Operating lease ROU assets	$2,212	$112	$2,324	$2,369	$193	$2,562

Current operating lease liabilities	$242	$68	$310	$224	$117	$341
Noncurrent operating lease liabilities	2,472	50	2,522	2,656	89	2,745
Total operating lease liabilities	$2,714	$118	$2,832	$2,880	$206	$3,086

Finance leases:	September 30, 2023	December 31, 2022
Property and equipment, at cost	$76	$70
Accumulated amortization	(21)	(25)
Property and equipment, net	$55	$45

Current obligations of finance leases	$13	$9
Finance leases, net of current obligations	44	37
Total finance lease liabilities	$57	$46

Weighted average remaining lease term (in years):
Operating leases	7.6	8.2
Finance leases	3.9	4.4

Weighted average discount rate:
Operating leases	5.8%	5.8%
Finance leases	8.2%	7.8%

Supplemental cash flow and other information related to leases was as follows (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$126	$127	$380	$378
Operating cash flows from finance leases	$1	$1	$4	$2
Financing cash flows from finance leases	$3	$3	$9	$9

ROU assets obtained in exchange for lease liabilities:
Operating leases	$-	$-	$-	$-

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Maturities of lease liabilities were as follows (amounts in thousands):

Years Ending December 31st,	Operating Leases	Finance Leases
2023 (three remaining months)	$127	$4
2024	446	18
2025	435	19
2026	430	14
2027	430	12
Thereafter	1,648	-
Total lease payments	3,516	67
Less amount representing interest	(684)	(10)
Total lease obligations	2,832	57
Less current portion	(310)	(13)
Long-term lease obligations	$2,522	$44

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The Company eliminates intercompany transfers between segments for management reporting purposes. The following table shows information for reportable operating segments (amounts in thousands):

	Three months ended September 30, 2023				Three months ended September 30, 2022
	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,947	$999	$-	$2,946
All other assets, net	5,252	2,686	6,804	14,742	14,134	3,367	885	18,386
Total assets	$7,199	$3,685	$6,804	$17,688	$16,081	$4,366	$885	$21,332

Revenues:
Verification and certification service revenue	$5,359	$-	$-	$5,359	$5,169	$-	$-	$5,169
Product sales	1,221	-	-	1,221	1,588	-	-	1,588
Consulting revenue	-	431	-	431	-	508	-	508
Total revenues	$6,580	$431	$-	$7,011	$6,757	$508	$-	$7,265
Costs of revenues:
Costs of verification and certification services	3,123	-	-	3,123	2,900	-	-	2,900
Costs of products	681	-	-	681	826	-	-	826
Costs of consulting	-	341	-	341	-	359	-	359
Total costs of revenues	3,804	341	-	4,145	3,726	359	-	4,085
Gross profit	2,776	90	-	2,866	3,031	149	-	3,180
Depreciation & amortization	111	42	-	153	149	42	-	191
Other operating expenses	1,682	85	-	1,767	1,855	60	-	1,915
Segment operating income/(loss)	$983	$(37)	$-	$946	$1,027	$47	$-	$1,074
Other items to reconcile segment operating income (loss) to net income/(loss):
Other income / (expense)	65	(2)	-	63	9	-	-	9
Income tax expense	-	-	(286)	(286)	-	-	(298)	(298)
Net income/(loss)	$1,048	$(39)	$(286)	$723	$1,036	$47	$(298)	$785

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

	Nine months ended September 30, 2023				Nine months ended September 30, 2022
	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,947	$999	$-	$2,946
All other assets, net	5,252	2,686	6,804	14,742	14,134	3,367	885	18,386
Total assets	$7,199	$3,685	$6,804	$17,688	$16,081	$4,366	$885	$21,332

Revenues:
Verification and certification service revenue	$13,944	$-	$-	$13,944	$12,917	$-	$-	$12,917
Product sales	3,130	-	-	3,130	3,473	-	-	3,473
Consulting revenue	-	1,330	-	1,330	-	2,362	-	2,362
Total revenues	$17,074	$1,330	$-	$18,404	$16,390	$2,362	$-	$18,752
Costs of revenues:
Costs of verification and certification services	8,055	-	-	8,055	7,261	-	-	7,261
Costs of products	1,804	-	-	1,804	1,885	-	-	1,885
Costs of consulting	-	1,030	-	1,030	-	1,899	-	1,899
Total costs of revenues	9,859	1,030	-	10,889	9,146	1,899	-	11,045
Gross profit	7,215	300	-	7,515	7,244	463	-	7,707
Depreciation & amortization	361	127	-	488	443	140	-	583
Other operating expenses	5,027	226	-	5,253	4,929	185	-	5,114
Segment operating income/(loss)	$1,827	$(53)	$-	$1,774	$1,872	$138	$-	$2,010
Other items to reconcile segment operating income (loss) to net income/(loss):
Other income / (expense)	187	(5)	-	182	108	(35)	-	73
Income tax expense	-	-	(580)	(580)	-	-	(579)	(579)
Net income/(loss)	$2,014	$(58)	$(580)	$1,376	$1,980	$103	$(579)	$1,504

Note 13 – Supplemental Cash Flow Information

	Nine months ended September 30,
(Amounts in thousands)	2023	2022
Cash paid during the year:
Interest expense	$-	$-
Income taxes	$659	$648

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

Human Capital Resources

Our greatest asset is our people, and we continue to attract the best and brightest with our competitive pay and benefits package. As of September 30, 2023, we had 96 total employees, of which 86 were full-time employees. Approximately 76% of our workforce is comprised of female and other minority employees.

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

Liquidity and Capital Resources

At September 30, 2023, we had cash and cash equivalents of approximately $3.8 million compared to approximately $4.4 million at December 31, 2022. Our working capital at September 30, 2023 and December 31, 2022 was approximately $3.6 million and $4.9 million, respectively.

Net cash provided by operating activities for the nine months ended September 30, 2023 was approximately $2.6 million compared to $3.0 million during the same period in 2022. Net cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock-based compensation expense, and deferred taxes. Fluctuations are primarily due to operating performance offset by the timing of cash receipts and cash disbursements. The cash provided by operating activities for the period ending September 30, 2023 was primarily driven by a change in inventory, accrued expenses and other current liabilities, and deferred revenue. The cash provided by operating activities for the period ending September 30, 2022 was primarily driven by a change in accrued expenses and other current liabilities, accounts receivable and prepaid expenses and other assets.

Net cash used in investing activities for the nine months ended September 30, 2023 and 2022 was approximately $0.3 and $0.2 million, respectively. Net cash used in the period ending September 30, 2023 was primarily related to our equity investment in BlueTrace. Net cash used in the period ending September 30, 2022 was primarily for the purchase of digital assets.

Net cash used in financing activities for the nine months ended September 30, 2023 and 2022 was approximately $2.9 million and $2.2 million, respectively. Cash used for the periods ending September 30, 2023 and 2022, was primarily due to the repurchase of common shares under the Stock Buyback Plan.

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

Debt Facility

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2025. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due upon maturity. As of September 30, 2023 and December 31, 2022, the effective interest rate was 10.0% and 9.0%, respectively. The LOC is collateralized by all the business assets of Where Food Comes From Organic, Inc. (“WFCFO”). As of September 30, 2023, and December 31, 2022, there were no amounts outstanding under this LOC.

Off-Balance Sheet Arrangements

As of September 30, 2023, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2023 compared to the same period in fiscal year 2022

The following table shows information for reportable operating segments (amounts in thousands):

	Three months ended September 30, 2023				Three months ended September 30, 2022
	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,947	$999	$-	$2,946
All other assets, net	5,252	2,686	6,804	14,742	14,134	3,367	885	18,386
Total assets	$7,199	$3,685	$6,804	$17,688	$16,081	$4,366	$885	$21,332

Revenues:
Verification and certification service revenue	$5,359	$-	$-	$5,359	$5,169	$-	$-	$5,169
Product sales	1,221	-	-	1,221	1,588	-	-	1,588
Consulting revenue	-	431	-	431	-	508	-	508
Total revenues	$6,580	$431	$-	$7,011	$6,757	$508	$-	$7,265
Costs of revenues:
Costs of verification and certification services	3,123	-	-	3,123	2,900	-	-	2,900
Costs of products	681	-	-	681	826	-	-	826
Costs of consulting	-	341	-	341	-	359	-	359
Total costs of revenues	3,804	341	-	4,145	3,726	359	-	4,085
Gross profit	2,776	90	-	2,866	3,031	149	-	3,180
Depreciation & amortization	111	42	-	153	149	42	-	191
Other operating expenses	1,682	85	-	1,767	1,855	60	-	1,915
Segment operating income/(loss)	$983	$(37)	$-	$946	$1,027	$47	$-	$1,074
Other items to reconcile segment operating income (loss) to net income/(loss):
Other income / (expense)	65	(2)	-	63	9	-	-	9
Income tax expense	-	-	(286)	(286)	-	-	(298)	(298)
Net income/(loss)	$1,048	$(39)	$(286)	$723	$1,036	$47	$(298)	$785

	Nine months ended September 30, 2023				Nine months ended September 30, 2022
	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,947	$999	$-	$2,946
All other assets, net	5,252	2,686	6,804	14,742	14,134	3,367	885	18,386
Total assets	$7,199	$3,685	$6,804	$17,688	$16,081	$4,366	$885	$21,332

Revenues:
Verification and certification service revenue	$13,944	$-	$-	$13,944	$12,917	$-	$-	$12,917
Product sales	3,130	-	-	3,130	3,473	-	-	3,473
Consulting revenue	-	1,330	-	1,330	-	2,362	-	2,362
Total revenues	$17,074	$1,330	$-	$18,404	$16,390	$2,362	$-	$18,752
Costs of revenues:
Costs of verification and certification services	8,055	-	-	8,055	7,261	-	-	7,261
Costs of products	1,804	-	-	1,804	1,885	-	-	1,885
Costs of consulting	-	1,030	-	1,030	-	1,899	-	1,899
Total costs of revenues	9,859	1,030	-	10,889	9,146	1,899	-	11,045
Gross profit	7,215	300	-	7,515	7,244	463	-	7,707
Depreciation & amortization	361	127	-	488	443	140	-	583
Other operating expenses	5,027	226	-	5,253	4,929	185	-	5,114
Segment operating income/(loss)	$1,827	$(53)	$-	$1,774	$1,872	$138	$-	$2,010
Other items to reconcile segment operating income (loss) to net income/(loss):
Other income / (expense)	187	(5)	-	182	108	(35)	-	73
Income tax expense	-	-	(580)	(580)	-	-	(579)	(579)
Net income/(loss)	$2,014	$(58)	$(580)	$1,376	$1,980	$103	$(579)	$1,504

Verification and Certification Segment

Verification and certification service revenues consist of fees charged for verification audits and other verification services that the Company performs for customers. Fees earned from our WFCF labeling program are also included in our verification and certification revenues as it represents a value-added extension of our source verification. Verification and certification service revenue for the three and nine months ended September 30, 2023 improved 3.7% and 8.0%, respectively, compared with the same periods in 2022. While our verification and certification service revenue continues to improve due to new customer growth and bundling opportunities, we believe we are at a low point of a contraction phase within the cattle cycle which negatively impacts revenue tied directly to price per head of cattle. We also believe inflationary pressure on packers, producers, growers, brands, and retailers is putting downward pressure on verified and certified foods as consumers have switched to lower priced food products.

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. Product sales for the three and nine months ended September 30, 2023 decreased $0.4 million and $0.3 million. respectively, compared to the same periods in 2022. We continue to see some new customer growth, but our customers are ordering less tags due to smaller beef cow herd size. According to the USDA July 2023 statistics, overall beef cow inventories have declined over 3% compared to last year. We believe we are at a low point of a contraction phase within the cattle cycle which is negatively impacting revenue tied directly to price per head of cattle.

Segment costs of revenues for the three and nine months ended September 30, 2023 were approximately $3.8 million and $9.9 million, respectively, compared to approximately $3.7 million and $9.1 million, respectively, for the same periods in 2022. Gross margin for the three and nine months ended September 30, 2023 was 42.2% and 42.3%, respectively, compared to 44.9% and 44.2%, respectively, in 2022. Our margins are generally impacted by various fixed costs such as cost of products, salaries and benefits, insurance and taxes. We continue to experience inflationary increases in the costs of products shipped and increases in compensation related costs due to a tight labor market impacting our margins. New customer growth helps offset some of the inflationary impacts on our margins, to an extent.

Other operating expenses for the three months ended September 30, 2023 decreased by approximately 9.3% and for the nine months ended September 30, 2023 increased 2.0%, compared to the same periods in 2022. The decrease for the three months ended September 30, 2023 was primarily due to decreases in charitable contributions paid, professional fees incurred and in performance incentive accruals over the comparable period ended 2022.

Consulting Segment

Consulting revenue primarily represents fees earned from a wide range of professional consulting services and technology solutions that support our verification business and generate incremental revenue specific to the food and agricultural industry. Our consulting revenue stream is predominately project based and not recurring in nature. Consulting revenue for the three and nine months ended September 30, 2023 decreased approximately $77,000 and $1.0 million, respectively, compared to the same periods in 2022. The nine months ended September 30, 2022 period included a significant short-term engagement with a Japanese party to promote Japanese seafood products into the American supply chain during 2022.

Costs of revenues for our consulting segment for the three and nine months ended September 30, 2023 was approximately $0.3 million and $1.0 million, respectively, compared to approximately $0.4 million and $1.9 million, respectively for the same periods in 2022. Gross margin for the three months ended September 30, 2023 decreased to 20.9% compared to 29.3% for the same period in 2022. Gross margin for the nine months ended September 30, 2023 improved to 22.6% compared to 19.6% for the same period in 2022. Because our consulting revenue is predominately project based, margins are greatly impacted by the timing of the project work and the fixed and/or variable labor necessary to complete the project. The 2022 margins were negatively impacted by an increased use of contract labor to support the short-term consulting engagement mentioned above.

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

Dividend Income from Progressive Beef

For the three and nine months ended September 30, 2023 and 2022, the Company received dividend income of $50,000 and $150,000, respectively, from Progressive Beef representing a distribution of their earnings.

Income Tax Expense

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three and nine months ended September 30, 2023, we recorded income tax expense of approximately $286,000 and $580,000, respectively, compared to income tax expense of $298,000 and $579,000 for the same periods in 2022.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the three and nine months ended September 30, 2023 was approximately $0.7 million and $1.4 million, respectively, and $0.13 and $0.25, respectively, per basic share and $0.13 and $0.24, respectively, per diluted common share. Compared to net income of approximately $0.8 million and $1.5 million, respectively, and $0.13 and $0.25, respectively, per basic and diluted common share for the same periods in 2022.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2022 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 30, 2023, the Company recognizes matters specific to pandemics, the inflationary environment and weather-related risks may have a continued economic impact on the Company, but management does not know and cannot estimate what the long-term financial impact may be. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On September 30, 2019, our Board of Directors approved a new plan to buyback up to 2.5 million additional shares of our common stock from the open market (“Stock Buyback Plan”). Activity for the three months ended September 30, 2023 is as follows:

	Number of Shares	Cost of Shares (in thousands)	Average Cost per Share
Shares purchased - July 2023	22,300	$314	$14.06
Shares purchased - August 2023	20,333	289	$14.24
Shares purchased - September 2023	17,904	252	$14.09
Total	60,537	$855

ITEM 6. EXHIBITS

(a) Exhibits

Number	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2023	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

	By:	/s/ Dannette Henning
Chief Financial Officer

