Form 10-K
period 2023-12-31
Where Food Comes From, Inc.
filed 2024-02-15
CIK 1360565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer:	☐	Accelerated filer:	☐
Non-accelerated filer:	☒	Smaller reporting company:	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicated by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7252(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by checkmark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Yes ☐ No ☒

Indicate by checkmark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2023, the last business day of our most recently completed second fiscal quarter, was $32,174,942, based on the closing stock price on June 30, 2023 of $13.83.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 8, 2024 was 5,487,269.

DOCUMENTS INCORPORATED BY REFERENCE: Part III is incorporated by reference from the registrant’s Definitive Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed, pursuant to Regulation 14A, within 120 days after the close of the registrant’s 2023 fiscal year.

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

The Company’s original name – Integrated Management Information, Inc. (d.b.a. IMI Global) – was changed to Where Food Comes From, Inc. in 2012 to better reflect the Company’s mission. Early growth was attributable to source and age verification services for beef producers that wanted access to markets overseas following the discovery of “mad cow” disease in the U.S. Over the years, WFCF has expanded its portfolio to include verification and professional services for most food groups and over 50 programs and organizations. This growth has been achieved both organically and through the acquisition of other companies.

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

Government Regulation: Regulations including the U.S. Department of Agriculture’s (“USDA”) Animal Disease Traceability program, international export requirements, non-GMO and gluten-free testing requirements, and ingredient labeling regulations are all impacting product verification.

Growth Strategy

Due to organic growth in our portfolio of auditing standards, consumer demand and acquisitions, our sales have grown rapidly from $1.1 million in 2006 to $25.1 million in 2023, an 18-year compounded annual growth rate (“CAGR”) of approximately 19%.

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

Current Marketplace Opportunities

Because of growing demand for increased transparency into food production practices, we believe there are three main market drivers to promote forward momentum for our business:

Market Driver #1 - Consumer awareness and expectations

●	Per Steve Stouffer, group president of Tyson Fresh Meats, “We recognize the importance of sustainable beef production practices that take care of people, the planet and animals. Our goal is to work with ranchers to verify (via a third-party) and, when possible, improve those practices so that we can be transparent with our customers and consumers about how cattle in our supply chain are raised.”

●	Per Priya Khan, Founder and CEO of Nutrigold, “concerned consumers often wonder if the claims on product labels are actually true. They want to buy healthy, environmentally-friendly products and often pay a premium to do so. It is difficult to know what companies you can trust, and hard to tell what you are really getting when you buy. Something an increasing number of companies do to add transparency is use third-party verification, so consumers can buy with confidence.”

●	A 2023 report from The Business Research Company projected the global organic food market grew from $259.06 billion in 2022 to $294.54 billion in 2023 at a CAGR of 13.7%. Major players in the market include General Mills Inc., Nestle, Cargill, Inc., Danone, United Natural Foods Inc. and Amy’s Kitchen. Increasing health concerns due to the growing number of chemical poisoning cases globally is acting as a driver in the organic food market. This is causing consumers to shift their focus towards organic food products.

Market Driver #2 - Global competitiveness and risk mitigation among producers, restaurants, and retailers

●	Per “Managing Business Risk in the Food and Beverage Industry,” prepared by Cambashi, Inc., “To compete, midsize companies across the industry have stepped up research and development (R&D) to improve on and leverage existing brands and product lines for new applications, markets, and regions. The way people eat and what they eat around the globe continually changes, and this is driving co-ops and processors to research and develop new types of packaging, a wider variety of flavors, partially prepared options, and facilities dedicated to organic, allergy-free, or kosher foods. To support these shifts, companies are building or expanding facilities with state-of-the-art technologies and systems for development, testing, processing, and packaging.” We can assist companies by providing third party verification and other technology solutions to help companies compete on brand innovation.

●	Per various experts in the LinkedIn article dated December 18, 2023, “Using third-party certification programs for suppliers can offer several benefits for your business, such as enhancing your reputation and credibility, reducing risks and liabilities, improving efficiency and quality, and supporting innovation and differentiation. This can be achieved by demonstrating a commitment to ethical and sustainable sourcing, avoiding suppliers that violate laws or human rights, accessing new markets and opportunities, and creating value-added products and services by working with high-performance suppliers.”

●	Producers, restaurant chains and retailers with dominant market shares and large buying power, like Dannon, Tyson, McDonald’s, Chick-Fil-A, Costco, and Wal-Mart, are leading the way in prioritizing sustainable food supply initiatives in response to consumer demands. With information literally at our fingertips, Google searches and smart phone apps are making it easier to expose where sustainable food supply chains are, and where they are not. We believe our technology will play a key role in capturing data to improve processes, yields and communicate our customer’s values, practices and other initiatives to consumers.

●	Producers, packers, distributors and retailers understand that verification, identification and traceability are key competitive differentiators. Oftentimes, it is necessary for export into international markets, including Korea, Russia, China and the European Union.

Market Driver #3 - Government regulation

●	On July 15, 2019 the European Council approved an agreement to establish a duty-free tariff rate quote (TRQ) exclusively for the United States for High Quality Beef (“HQB”). HQB includes a restriction on hormones and must be third party verified. Under the agreement, US ranchers are guaranteed an increasingly larger share of Europe’s beef market annually, with annual duty-free exports. The annual quota will increase from 18,500 metric tons beginning in 2020, growing annually, then stabilizing at 35,000 metric tons in 2026 and beyond. For 2024, American ranchers have a TRQ of 30,200 metric tons annually, compared to 14,800 metric tons annually for all other eligible countries. We believe the EU quota will continue to fuel demand for non-hormone treated cattle (“NHTC”).

●	Effective February 19, 2019, the USDA released a rule establishing the new national mandatory bioengineered (“BE”) food disclosure standard (“NBFDS” or “Standard”). The Standard requires food manufacturers, importers, and other entities that label foods for retail sale to disclose information about BE food and BE food ingredients. As of January 1, 2022, all food manufacturers must comply with the Standard. Our work as a Technical Administrator for the Non-GMO Project enables brands to have confidence that their products will align with the Standard.

●	The Animal Disease Traceability (“ADT”) Rule promulgated by the USDA primarily covers beef cattle 18 months of age or older. Under the final rule, unless specifically exempted, livestock moved interstate must be officially identified and accompanied by an interstate certificate of veterinary inspection or other documentation, such as owner-shipper statements or brand certificates. Although animal disease traceability does not prevent disease, an efficient and accurate traceability system reduces the number of animals and response time involved in a disease investigation. Our traceability solutions and EID tags can track animals from birth to slaughter using technology that offers a comprehensive solution that meets and/or exceeds the USDA’s ADT Rule.

●	Pressure from financial markets has also been growing. Investment managers such as BlackRock, as well as financial regulators including the Securities and Exchange Commissions and the U.S. Federal Reserve, are pushing companies to disclose sustainability metrics such as emissions across their supply chains and draw up plans to decarbonize their operations. We believe our solutions and expertise within the agrifood supply chain can assist companies in pursuing and reporting their sustainability strategies.

REVENUES

We offer a wide array of services, including verification, certification, consulting and other professional services, to help food producers, brands and consumers differentiate certain attributes and production methods in the marketplace. We sell our services directly to customers at various levels in the agriculture, food and livestock supply chain. Most of our service offerings can be bundled to provide a “one-stop shop” for customers that have multiple levels of verification and certification needs, such as source verification and food safety certification. Our customers include some of the largest U.S. beef and pork packers, organic producers and processors, and specialty retail chains. No single customer generated more than 10% of the Company’s consolidated revenue in 2023 or 2022.

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

The Company also determined that it has a segment offering professional services. SureHarvest, which includes Postelsia, is the sole operating unit under this reportable segment. This segment includes a wide range of professional consulting, data analysis, reporting and technology solutions that generate incremental revenue specific to the food and agricultural industry and drive sustainable value creation.

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

Verification and Certification Segment

Our verification and certification service revenues consist of fees charged for verification audits and other verification and certification related services that the Company performs for customers. Fees earned from our WFCF labeling program are also included in our verification and certification revenues as it represents a value-added extension of our source verification. We are recognized and utilized by numerous standard-setting bodies as an accredited verification or certification service provider. We enable food producers and brands to make certain claims on live animals or packaged food products by verifying that they are meeting the standards or guidelines associated with the claim(s) they are making. For the years ended December 31, 2023 and 2022, our third-party verification programs provided 77.2% and 70.9% of our total revenue, respectively. While our verification and certification service revenue continues to improve due to new customer growth and bundling opportunities, we believe we are at a low point of a contraction phase within the cattle cycle which negatively impacts revenue tied directly to price per head of cattle. We also believe inflationary pressure on packers, producers, growers, brands, and retailers is putting downward pressure on verified and certified foods as consumers have switched to lower priced food products.

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. Our product sales allow us to offer our customers a comprehensive solution. Approximately 15.9% and 17.6% of our total revenue was generated by the sale of product during the years ended December 31, 2023 and 2022, respectively. We continue to see some new customer growth, but our customers are ordering less tags due to smaller beef cow herd size. According to the USDA July 2023 statistics, overall beef cow inventories have declined over 3% compared to last year. We believe we are at a low point of a contraction phase within the cattle cycle which is negatively impacting revenue tied directly to price per head of cattle.

Professional Services Segment

Professional services includes a wide range of professional consulting, data analysis, reporting and technology solutions that support our verification business and generate incremental revenue specific to the food and agricultural industry.

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

COMPETITION

The competition for third-party verification services in the food and agriculture industry is growing more intense, especially within the organic market. As of December 31, 2023, we estimate that there are approximately eight key competitors serving the food and agricultural industry, including Quality Assurance International, California Certified Organic Farmers, Oregon Tilth, Organic Crop Improvement Association, Earth Claims, FoodChain ID, NSF International, SGS and SCS Global Services. Differentiation hinges upon understanding all facets of food verification and the complex compliance challenges to make product verifications efficient, cost-effective, and seamless. Our core business and expertise focus on the “on farm” verifications to a variety of standards, guidelines and criteria, including source verification, natural, animal care and well-being, and sustainability verification.

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

EMPLOYEES

As of December 31, 2023, we had 102 total employees, of which 89 were full-time employees. Approximately 78% of our workforce is comprised of female and other minority employees. Our future success is substantially dependent upon the performance of our key senior management personnel, as well as our ability to attract and retain highly qualified technical personnel. Additional information regarding certain risks related to our employees is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

John Saunders, 52, founded the Company in 1998 and has served as the Chief Executive Officer since then. Mr. Saunders is also the Chairman of the Board of Directors of the Company and has served in this position since 1998. Previously, Mr. Saunders was a partner and consultant for Pathfinder Consulting Services, Inc. in Parker, Colorado. An expert in both technology and the livestock industry, Mr. Saunders is a graduate of Yale University.

Leann Saunders, 53, began working for the Company in 2003 and has been the President of the Company since 2008. Mrs. Saunders is also a Director on our Board of Directors and has served in this position since January 2012. Prior to 2003, Mrs. Saunders worked for PM Beef Holdings (“PM”), an integrated beef company, and developed a supply system for PM’s Ranch to Retail product line and managed PM’s USDA Process Verified program. She then served as the company’s Vice President of Marketing and Communications. Prior to joining PM in 1996, Mrs. Saunders worked for McDonald’s Corporation as a Purchasing Specialist, and Hudson Foods Corporation. Mrs. Saunders graduated with a B.S. in Agriculture Business and an M.S. in Beef Industry Leadership from Colorado State University. Mrs. Saunders currently sits on the Colorado State University Agriculture Dean’s Advisory Board, the University of Nebraska’s Engler Agribusiness Entrepreneurship Program Advisory Board, the Board of Directors for the International Stockmen’s Education Foundation and was the Chair for the United States Meat Export Federation for the 2015-2016 year.

Dannette Henning, 54, has been the Chief Financial Officer of the Company since January 2008. Prior to her appointment, she was engaged by the Company as a consultant beginning in November 2007. From 2004 to 2007, Mrs. Henning was the Corporate Controller for Einstein Noah Restaurant Group. From 2001 to 2003, she served as the Controller for Vari-L Company. Mrs. Henning’s previous experience includes financial management positions with KPMG Peat Marwick, DF&R Restaurant Company, and CSI/CDC Company. Mrs. Henning is a Certified Public Accountant with more than 30 years of professional experience. She received a B.B.A. degree in Accounting from the University of Texas at Arlington.

Jason Franco, 47, has been the Chief Technology Officer of the Company since August 2021. Previously, Mr. Franco served as Senior Vice President of Technology since September 2018 when WFCF acquired JVF Consulting, LLC, the consulting firm Mr. Franco founded in 2004 serving as President. From 2000 to 2004, Mr. Franco worked as a technical application consultant and integration specialist with Peoplesoft / Oracle. He began his career in 1998 as a software developer with John Deere Special Technologies Group, where he specialized in traceability applications. He received his B.S. degree in Computer Science from the University of the Pacific in Stockton, CA.

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

We also continue to monitor for weakened demand in our professional services business segment due to significant customer concentration. Increased inflation could place pressure on our customers’ timing of approval for consulting projects to move forward. Currently, it is difficult to estimate the financial impact to this revenue stream, if any. We actively market our sustainability solutions and services to new types of customers. We believe the growing awareness of environmental, social and governance (“ESG”) matters creates a key opportunity for us because we have the expertise and technology needed to help companies achieve ESG objectives within the food supply chain.

Unfavorable global economic conditions, including any adverse macroeconomic conditions or geopolitical events, including the conflict between Ukraine and Russia, and the conflict between Israel and Hamas could adversely affect our business, financial condition, results of operations or liquidity.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Global economic and business activities continue to face widespread uncertainties, and global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks, and uncertainty about economic and geopolitical stability. A severe or prolonged economic downturn, or additional global financial or political crises, could result in a variety of risks to our business, including weakened demand for our products and/or services or our ability to raise additional capital when needed on acceptable terms, if at all. The extent of the impact of these conditions on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, will depend on future developments which are uncertain and cannot be predicted. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Regulations and standards are continually evolving and present a challenging risk. For example, in January 2013, the Japanese government announced a change to its import requirements on U.S. beef. Because the change enabled a significant increase in the amount of product qualifying for export to Japan, it negatively impacted the premiums typically seen in the marketplace for source and age verified cattle. In March 2020, the World Health Organization declared a pandemic which negatively impacted certain aspects of our business due to government-mandated closures and social distancing measures. Due to our commitment to innovation, diversification of our product offerings, and our strategy of managing profitability, we believe we can quickly minimize the impact of any adverse changes in regulations or verification standards. While we attempt to mitigate these risks, we can give no assurance that we will be successful in overcoming the potential negative impact to the results of our operations.

Increased scrutiny and changing expectations from stakeholders with respect to the Company’s ESG practices may result in additional costs or risks.

Companies across many industries are facing increasing scrutiny related to their environmental, social and governance (“ESG”) practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the non-financial impacts of their investments. We take social responsibility very seriously. It’s the entire reason we spend day in and day out helping farmers, ranchers and brands around the world provide transparency to their consumers by communicating authentic, sustainable and traceable stories that directly impact our future. However, if our ESG practices do not meet investor or other industry stakeholder expectations, which continue to evolve, we may incur additional costs. Also, our brand, ability to attract and retain qualified employees and business may be harmed.

We face risks that highly contagious diseases or viral outbreaks may negatively impact the source of product we are able to verify and/or impact the efficiency in which we conduct ongoing business operations.

Today, infectious disease and viral outbreaks appear to be emerging more quickly than ever. For example, Porcine Epidemic Diarrhea Virus (“PEDv”) negatively impacted the pork/sow industry in 2014 and Highly Pathogenic Avian Influenza, more commonly known as Bird Flu, impacted poultry operations in 2016 and continues to impact poultry operations today in 2022/2023. In March 2020, the Global Health Organization declared the outbreak of the Corona Virus as a pandemic in human populations. Contagious diseases or viral outbreaks create increased bio-exclusion and social distancing considerations in our business.

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

Our information technology systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components thereof, power outages, hardware failures, computer viruses, cyber-attacks, ransomware attacks, malware attacks, malicious employees or other insiders, telecommunications failures, human errors or catastrophic events. Hackers, foreign governments, cyber-terrorists and cyber-criminals, acting individually or in coordinated groups, may launch distributed denial of service attacks or other coordinated attacks that may cause service outages, gain inappropriate or block legitimate access to systems or information, or result in other interruptions in our business. Such attacks are increasing in their frequency, levels of persistence, levels of sophistication and intensity. In addition, breaches in security could expose us and our customers, or the individuals affected, to a risk of loss or misuse of proprietary information and sensitive or confidential data, including personal information of customers, employees and others. Like many other companies, we experience attempted cybersecurity actions on a periodic basis, and the frequency of such attempts could increase in the future. While we have invested in the protection of data and information technology, there can be no assurance that our efforts will prevent or quickly identify service interruptions or security breaches. The techniques used by cybercriminals change frequently, may not be recognized until launched and can originate from a wide variety of sources. We cannot assure that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages or breaches in our systems or those of our third-party services providers or partners.

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

As of February 9, 2024, John Saunders, our Chairman and CEO, and Leann Saunders, our President, beneficially owned in the aggregate approximately 31.7% of our common stock. The Saunders, together with the rest of our Board, beneficially own approximately 60.4% of our common stock. These directors and officers, if they determine to vote in the same manner, would have a significant impact on the outcome of any matter requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions or terms of any liquidation. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that may be favored by other shareholders. This could prevent transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

We have not paid any regular cash dividends.

We have not declared or paid any cash dividends on our common stock since 2021. Payment of future cash dividends, if any, will be at the discretion of the Board of Directors and will depend on our financial condition, results of operations, contractual restrictions, business prospects and other factors that the Board of Directors considers relevant. In the absence of regular dividends, investors will only see a return on their investment if the value of our common stock appreciates.

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

As a public company, we are subject to numerous legal, accounting and NASDAQ listing requirements that do not apply to private companies. The cost of compliance with many of these requirements is substantial, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Failure to comply with these requirements can have numerous adverse consequences, including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence, delisting of our securities and/or governmental or private actions against us. We cannot assure you that we will be able to comply with all of these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage as compared with privately held and larger public competitors.

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) requires, among other things, that we maintain effective internal controls over financial reporting and disclosure controls and procedures. In particular, we must create internal controls and strategies to ensure those controls are effective at producing accurate financial reports. However, for as long as we are a smaller reporting company, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404. An independent assessment of the effectiveness of our internal controls over financial reporting could detect problems that our management’s assessment might not. Our compliance with Sarbanes-Oxley requires that we incur substantial accounting expenses and expend significant management efforts. As a result, management’s attention may be diverted from other business concerns.

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

If we are not able to comply with the requirements of Sarbanes-Oxley in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we may need to restate our financial statements and incur remediation expenses. In addition, we may be subject to delisting, investigations by the SEC and civil or criminal sanctions.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We have a cross-departmental approach to addressing cybersecurity risk, including input from employees and our Board of Directors (the “Board”). The Board, Audit Committee, executive and middle management devote significant resources to cybersecurity and risk management processes to adapt to the changing cybersecurity landscape and respond to emerging threats in a timely and effective manner. Our cybersecurity risk management program leverages the National Institute of Standards and Technology (NIST) framework, which organizes cybersecurity risks into five categories: identify, protect, detect, respond and recover. We regularly assess the threat landscape and take a holistic view of cybersecurity risks, with a layered cybersecurity strategy based on prevention, detection, and mitigation. Assessing, identifying and managing cybersecurity related risks are integrated into our overall risk management process. We have policies and/or procedures concerning cybersecurity matters related to encryption standards, antivirus protection, remote access, multifactor authentication, confidential information and the use of the internet, social media, email and wireless devices. These policies go through an internal review process and are approved by appropriate members of management.

The Company’s Chief Technology Officer is responsible for developing and implementing our information security program and reporting on cybersecurity matters to the Chairman of the Board. Our Chief Technology Officer has over two decades of experience leading cyber security oversight, while others on our IT security team have cybersecurity experience and/or a college degree with concentrations in security. We view cybersecurity as a shared responsibility, and we periodically perform simulations and tabletop exercises at a management level and incorporate external resources and advisors as needed. All employees are required to attend company-wide training which includes cybersecurity topics several times a year.

We have continued to expand investments in IT security, including additional end-user training, using layered defenses, identifying and protecting critical assets, strengthening monitoring and alerting, and engaging experts. We regularly test defenses by performing simulations and drills at both a technical level (including through penetration tests) and by reviewing our operational policies and procedures with third-party experts. At the management level, our IT security team regularly monitors alerts and meets to discuss threat levels, trends and remediation. We utilize independent expert organizations that employ cybersecurity dashboards that automate the aggregation and analysis of data points to help us address possible exposures and internal control weaknesses, as well as review recommended areas of action to improve the quality and maturity of our controls. These tests and assessments are useful tools for maintaining a robust cybersecurity program to protect our investors, customers, employees, vendors, and intellectual property. We also conduct an annual review of third-party hosted applications with a specific focus on any sensitive data shared with third parties. The internal business owners of the hosted applications are required to document user access reviews at least annually and provide from the vendor a System and Organization Controls (SOC) 1 or SOC 2 report. If a third-party vendor is not able to provide a SOC 1 or SOC 2 report, we take additional steps to assess their cybersecurity preparedness and assess our relationship on that basis. Our assessment of risks associated with use of third-party providers is part of our overall cybersecurity risk management framework.

The full Board participates in discussions with management and amongst themselves regarding cybersecurity risks. Management provides updates regarding our cybersecurity program, which includes discussion of management’s actions to identify and detect threats, as well as planned actions in the event of a response or recovery situation. Management also updates the Board on the Company’s Cyber Attack Recovery Plan, which covers, among other things, our approach to material cybersecurity incidents, data privacy and our compliance programs. To aid the Board with its cybersecurity and data privacy oversight responsibilities, the Board periodically attends presentations on these topics.

We face a number of cybersecurity risks in connection with our business. Although such risks have not materially affected us, including our business strategy, results of operations or financial condition, to date, we have, from time to time, experienced threats to and breaches of our data and systems, including malware and computer virus attacks. For more information about the cybersecurity risks we face, see the risk factor entitled “A significant data breach or information technology system disruption could adversely affect our business, financial results, or reputation, and we may be required to increase our spending on data and system security” in Item 1A- Risk Factors.

ITEM 2. PROPERTIES

The Company leases approximately 15,700 square feet of office space for its corporate headquarters. Total rental payments are approximately $45,500 per month as of December 31, 2023, which includes common area charges, and are subject to annual increases over the term of the lease. The lease agreement has an initial term of five years plus two renewal periods. The Company has exercised the first renewal period and is likely to renew for the second renewal period. This space is being leased from a company in which our CEO and President, each a related party to the Company, have a 24.3% jointly held ownership interest.

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

In December 2018, the Company entered into a new lease agreement in San Ramon, California for SureHarvest office space. The lease is for a period of sixty-six months and expires on March 1, 2024. Rental payments are approximately $7,000 per month as of December 31, 2023, which includes common area charges, and are subject to annual increases over the term of the lease. Management is actively reviewing its options for renewal or relocation.

In June 2021, the Company entered into a new lease agreement in Victoria, British Columbia, Canada for Postelsia office space. The lease is for a period of two years and expired on May 31, 2023. Currently, the office space is leased on a month-to-month basis and payments are approximately Canadian dollar 500 per month, which includes common area charges.

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

Stockholders

As of February 8, 2024, we estimate that there were 63 record holders of our common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals and entities are registered in the name of Cede & Co. A nominee of The Depository Trust Company, Cede & Co. is a securities depository for banks and brokerage firms.

Dividends

For the years ended December 31, 2023 and 2022, there have been no cash dividends declared or paid.

Recent Sales of Unregistered Securities

There have been no unregistered sales of securities for the years ended December 31, 2023 and 2022.

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

Activity for the quarter ended December 31, 2023 is as follows:

	Number of Shares	Cost of Shares (in thousands)	Average Cost per Share
Shares purchased - October 2023	25,530	$351	$13.73
Shares purchased - November 2023	22,643	307	$13.57
Shares purchased - December 2023	27,936	377	$13.51
Total	76,109	$1,035

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	changing technology and evolving standards in the livestock and food industry;
●	consumer focus on social responsibility, sustainability, food safety and assurance;
●	competition from other providers serving the food and agriculture industry;
●	economic and financial conditions in the livestock and food industry;
●	international export market activities, including trade barriers to certain beef and other livestock exports;
●	market demand for beef and other livestock products;
●	seasonal volatility in business activity;
●	developments and changes in laws and regulations, including increased regulation of the livestock and food industry through legislative action and revised rules and standards;
●	strategic actions, including acquisitions and our success in integrating acquired businesses;
●	enforceability of our patents, trademarks and other intellectual property rights;
●	continued service of key senior management personnel;
●	the impact of government regulation on our business, customers, suppliers and employees;
●	disruptions of inefficiencies in the supply chain, including any impact of inflation and/or regulation; and
●	such other factors as discussed throughout Part II, “Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part I, Item 1A. “Risk Factors.”

Any forward-looking statement made by us in this Annual Report on Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

RESULTS OF OPERATIONS

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

The following table shows information for reportable operating business segments:

	Year ended December 31, 2023				Year ended December 31, 2022
	Verification and Certification Segment	Professional Services Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Professional Services Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,947	$999	$-	$2,946
All other assets, net	3,501	2,707	7,132	13,340	9,949	3,182	2,219	15,350
Total assets	$5,448	$3,706	$7,132	$16,286	$11,896	$4,181	$2,219	$18,296

Revenues:
Verification and certification service revenue	$19,413	$-	$-	$19,413	$17,610	$-	$-	$17,610
Product sales	4,001	-	-	4,001	4,364	-	-	4,364
Professional services	-	1,721	-	1,721	-	2,871	-	2,871
Total revenues	$23,414	$1,721	$-	$25,135	$21,974	$2,871	$-	$24,845
Costs of revenues:
Costs of verification and certification services	10,986	-	-	10,986	9,748	-	-	9,748
Costs of products	2,272	-	-	2,272	2,333	-	-	2,333
Costs of professional services	-	1,355	-	1,355	-	2,296	-	2,296
Total costs of revenues	13,258	1,355	-	14,613	12,081	2,296	-	14,377
Gross profit	10,156	366	-	10,522	9,893	575	-	10,468
Depreciation & amortization	466	168	-	634	582	183	-	765
Other operating expenses	6,885	306	-	7,191	6,805	246	-	7,051
Segment operating income/(loss)	$2,805	$(108)	$-	$2,697	$2,506	$146	$-	$2,652
Other items to reconcile segment operating income/(loss) to net income/(loss):
Other income/(loss)	374	(6)	-	368	202	(38)	-	164
Income tax benefit/(expense)	-	-	(913)	(913)	-	-	(822)	(822)
Net income/(loss)	$3,179	$(114)	$(913)	$2,152	$2,708	$108	$(822)	$1,994

Verification and Certification Segment

Verification and certification service revenues consist of fees charged for verification audits and other verification and certification related services that the Company performs for customers. Fees earned from our WFCF labeling program are also included in our verification and certification revenues as it represents a value-added extension of our source verification. Verification and certification service revenue for the year ended December 31, 2023 increased approximately $1.8 million, or 10.2% compared to 2022. Overall, the increase is due primarily to increased customer awareness and demand for our product offerings. While our verification and certification service revenue continues to improve due to new customer growth and bundling opportunities, we believe we are at a low point of a contraction phase within the cattle cycle which negatively impacts revenue tied directly to price per head of cattle. We also believe inflationary pressure on packers, producers, growers, brands, and retailers is putting downward pressure on verified and certified foods as consumers have switched to lower priced food products.

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. Product sales for the year ended December 31, 2023 decreased approximately $0.4 million or 8.3% compared to 2022. We continue to see some new customer growth, but our customers are ordering less tags due to smaller beef cow herd size. According to the USDA July 2023 statistics, overall beef cow inventories have declined over 3% compared to last year. We believe we are at a low point of a contraction phase within the cattle cycle which is negatively impacting revenue tied directly to price per head of cattle.

Costs of revenues (for services and product sales) for the verification and certification segment for the year ended December 31, 2023 were approximately $13.3 million compared to approximately $12.1 million in 2022. Gross margin for the year ended December 31, 2023 decreased slightly to 43.4% compared to 45.0% in 2022. Our margins are generally impacted by various costs such as cost of products, salaries and benefits, insurance and taxes. The decline is primarily due to inflationary increases in the costs of products shipped and increases in compensation related costs due to a tight labor market impacting our margins. New customer growth helps offset to some extent the inflationary impacts on our margins.

Selling, general and administrative expenses for the verification and certification segment for the year ended December 31, 2023 decreased approximately $36,000 compared to 2022.

Professional Services Segment

Professional services revenue include a wide range of professional consulting, data analysis, reporting and technology solutions that support our verification business and generate incremental revenue specific to the food and agricultural industry. Our consulting revenue stream is predominantly project based and not recurring in nature. For the year ended December 31, 2023, professional service revenue decreased approximately $1.2 million over 2022. The 2022 period included a significant short-term engagement with a Japanese party to promote Japanese seafood products into the American supply chain during 2022.

Costs of revenues for our professional services segment for the years ended December 31, 2023 and 2022 were approximately $1.4 and $2.3 million, respectively. For the year ended December 31, 2023, gross margin increased to 21.3% from 20.0% in 2022. Because our consulting revenue is predominately project based, margins are greatly impacted by the timing of the project work and the fixed and/or variable labor necessary to complete the project. The 2022 margins were negatively impacted by an increased use of contract labor to support the short-term consulting engagement mentioned above.

Selling, general and administrative expenses for the professional services segment for the year ended December 31, 2023 increased approximately $45,000 compared to 2022.

Dividend Income from Progressive Beef, LLC

On August 9, 2018, the Company purchased a ten percent membership interest in Progressive Beef, LLC (“Progressive Beef”) for an aggregate purchase price of approximately $1.0 million. The Company received dividend income of $320,000 and $250,000 for the years ended December 31, 2023 and 2022, respectively, from Progressive Beef representing a distribution of their earnings.

Income Tax Expense

For the years ended December 31, 2023 and 2022, we recorded income tax expense of approximately $0.9 million and $0.8 million, respectively. The effective tax rate for the year ended December 31, 2023 and 2022 was 29.7% and 28.8%, respectively, compared to a federal corporate rate of 21.0%.

Net Income and Per Share Information

As a result of the foregoing, net income for the year ended December 31, 2023 was approximately $2.2 million or $0.39 per basic and per diluted common share, compared to approximately $2.0 million or $0.34 per basic and $0.33 per diluted common share in 2022.

Liquidity and Capital Resources

At December 31, 2023, we had cash and cash equivalents of approximately $2.6 million compared to approximately $4.4 million at December 31, 2022. Our working capital at December 31, 2023 was approximately $3.2 million compared to approximately $4.9 million at December 31, 2022.

Net cash provided by operating activities during 2023 was approximately $2.8 million compared to $2.7 million during the same period in 2022. Net cash provided by operating activities is driven by an increase in our net income and adjusted by non-cash items and changes in current assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock-based compensation expense, bad debt expense, and deferred taxes. Fluctuations are primarily due to operating performance offset by the timing of cash receipts and cash disbursements. The cash provided by operating activities for 2023 was primarily driven by a decrease in prepaid expenses and other assets, accounts payable, accrued expenses and other current liabilities and cash used for inventory, offset by an increase in deferred revenue. The cash provided by operating activities for 2022 was primarily driven by a decrease in deferred revenue and cash used for inventory, offset by an increase in prepaid expenses and accounts payable.

Net cash used in investing activities during 2023 was approximately $0.6 million compared to $0.3 million during 2022. Net cash used in the 2023 period was $0.2 million for the acquisition of Blue Trace, $0.3 million for the acquisition of Upcycled Foods and $0.1 million for the purchase of equipment and internal use software development. Net cash used in the 2022 period was $0.2 million for the purchase of digital assets and $0.1 million for the purchase of a vehicle, equipment and software development.

Net cash used in financing activities during 2023 was approximately $3.9 million compared to net cash used of $3.4 million in the 2022 period. Net cash used in the 2023 period was primarily for the repurchase of common shares under the Stock Buyback Plan. Net cash used in the 2022 period was primarily for the repurchase of common shares under the Stock Buyback Plan.

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

Debt Facility

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2025. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due upon maturity. As of December 31, 2023 and 2022, the effective interest rate was 10.0% and 9.0%, respectively. The LOC is collateralized by all the business assets of Where Food Comes From Organic, Inc. (“WFCFO”), a subsidiary of WFCF. As of December 31, 2023 and 2022, there were no amounts outstanding under this LOC.

Off Balance Sheet Arrangements

As of December 31, 2023, we had no off-balance sheet arrangements of any type.

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

We had deferred revenue of approximately $1.4 million and $1.2 million at December 31, 2023 and 2022, respectively, primarily related to the annual certification period for certain of our third-party crop and other processed product audits. The balance of these contract liabilities at the beginning of the period is expected to be recognized as revenue during 2024.

Professional Services Segment

Professional services fees are derived from a standard rate card by employee level, and we invoice for consulting, data analysis and other reporting services, monthly, on a time-incurred basis. We recognize revenue over time utilizing the practical expedient that allows us to recognize revenue in the amount to which we have a right to invoice.

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

Stock-Based Compensation

The Company recognizes all equity-based compensation as stock-based compensation expense based on the fair value of the compensation measured at the grant date. For stock options, fair value is calculated using the Black-Scholes-Merton option-pricing model. For stock awards, fair value is the closing stock price for the Company’s common stock on the grant date. The expense is recognized over the vesting period of the grant.

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

As of December 31, 2023, we concluded that a valuation allowance against our deferred tax assets was not considered necessary. As of December 31, 2023 and 2022, the Company did not have an unrecognized tax liability. Changes in these estimates and assumptions could materially affect the tax provision as recorded.

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

As of December 31, 2023 and 2022, we had approximately $2.9 million of goodwill.

During the fourth quarter of 2023 and 2022, we performed a qualitative assessment on our WFCF, WFCFO, Validus and SureHarvest units and concluded that the fair value of the reporting units exceeded their carrying value.

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

As of December 31, 2023, there have been no changes to the indefinite life determination pertaining to the trademarks/tradenames intangible assets. Based on the qualitative assessment on Validus reporting unit, we concluded that the likelihood of the indefinite lived asset being impaired was below a “more-likely-than-not” threshold.

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

As of December 31, 2023, we have not sold any digital assets and have not recognized an impairment loss for the year ended December 31, 2023. An impairment loss of $62,000 was recognized for the year ended December 31, 2022. As of December 31, 2023 and 2022, the carrying value of our digital assets held was $0.1 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Where Food Comes From, Inc.

Castle Rock, Colorado

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheets of Where Food Comes From, Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, equity, and cash flows, for the years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022, in conformity with accounting principles generally accepted in the United States of America.

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

CRITICAL AUDIT MATTERS

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

Inventory – Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company reports inventory at the lower of cost or market value, with the cost calculated using the first-in-first out (FIFO) method. Market value represents the estimated selling price.

Significant judgment is exercised by the Company in determining whether inventory is appropriately recorded at the lower of cost or market value, and includes the following:

●	Determination of the current market value of the inventory.
●	Determination of the feasibility of future sale of the inventory, including proper consideration of obsolescence.

Given these factors and due to the value of the inventory, the related audit effort in evaluating management’s judgments in determining the valuation of inventory which required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s valuation of inventory included the following:

●	We examined source documentation for the original costs of the inventory, evaluating the reasonableness of the historic cost and volume of units recorded by the Company.
●	We evaluated the reasonableness of management’s intent for selling and distributing the inventory, including their current use in the livestock industry and associated partners and suppliers.
●	We evaluated the reasonableness of current market values of the inventory in comparison to original cost.

/s/ Causey Demgen & Moore, P.C.

We have served as the Company’s auditors since 2019.

Auditor Firm ID 647

Denver, Colorado

February 15, 2024

Where Food Comes From, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
(Amounts in thousands, except per share amounts)	2023	2022
Assets
Current assets:
Cash and cash equivalents	$2,641	$4,368
Accounts receivable, net of allowance	2,128	2,172
Inventory	1,109	888
Prepaid expenses and other current assets	335	463
Total current assets	6,213	7,891
Property and equipment, net	844	998
Right-of-use assets, net	2,296	2,607
Equity investments	1,191	991
Intangible and other assets, net	2,303	2,340
Goodwill, net	2,946	2,946
Deferred tax assets, net	493	523
Total assets	$16,286	$18,296

Liabilities and Equity
Current liabilities:
Accounts payable	$567	$640
Accrued expenses and other current liabilities	615	769
Deferred revenue	1,485	1,278
Current portion of finance lease obligations	14	9
Current portion of operating lease obligations	298	341
Total current liabilities	2,979	3,037
Finance lease obligations, net of current portion	41	37
Operating lease obligation, net of current portion	2,447	2,745
Total liabilities	5,467	5,819

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 95,000 shares authorized; 6,516 (2023) and 6,501 (2022) shares issued, and 5,503 (2023) and 5,775 (2022) shares outstanding	7	6
Additional paid-in-capital	12,290	12,145
Treasury stock of 1,014 (2023) and 727 (2022) shares	(11,219)	(7,263)
Retained earnings	9,741	7,589
Total equity	10,819	12,477
Total liabilities and stockholders’ equity	$16,286	$18,296

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Income

	Year ended December 31,
(Amounts in thousands, except per share amounts)	2023	2022
Revenues:
Verification and certification service revenue	$19,413	$17,610
Product sales	4,001	4,364
Professional services	1,721	2,871
Total revenues	25,135	24,845
Costs of revenues:
Costs of verification and certification services	10,986	9,748
Costs of products	2,272	2,333
Costs of professional services	1,355	2,296
Total costs of revenues	14,613	14,377
Gross profit	10,522	10,468
Selling, general and administrative expenses	7,825	7,816
Income from operations	2,697	2,652
Other income/(loss):
Dividend income from Progressive Beef	320	250
Gain on sale of assets	7	12
Other income, net	53	5
Loss on foreign currency exchange	(7)	(38)
Impairment of digital assets	-	(62)
Interest expense	(5)	(3)
Income before income taxes	3,065	2,816
Income tax expense	913	822
Net income	$2,152	$1,994

Per share - net income
Basic	$0.39	$0.34
Diluted	$0.39	$0.33

Weighted average number of common shares outstanding:
Basic	5,485	5,955
Diluted	5,548	6,035

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
(Amounts in thousands)	2023	2022

Operating activities:
Net income	$2,152	$1,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	634	765
Impairment of digital assets	-	62
Gain on sale of assets	(7)	(12)
Stock-based compensation expense	78	154
Deferred tax benefit	30	(59)
Bad debt expense	44	26
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable	-	(20)
Inventory	(221)	(121)
Prepaid expenses and other assets	155	(138)
Accounts payable	(73)	193
Accrued expenses and other current liabilities	(154)	59
Deferred revenue	207	(235)
Right of use assets and liabilities, net	(23)	(14)
Net cash provided by operating activities	2,822	2,654

Investing activities:
Purchase of digital assets	-	(178)
Investment in Blue Trace	(200)	-
Acquisition of Upcycle Certification Program	(300)	-
Purchases of property, equipment and software development costs	(148)	(89)
Net cash used in investing activities	(648)	(267)

Financing activities:
Repayments of finance lease obligations	(13)	(13)
Proceed from stock option exercise	68	36
Stock repurchase under Stock Buyback Plan	(3,956)	(3,456)
Net cash used in financing activities	(3,901)	(3,433)
Net change in cash	(1,727)	(1,046)
Cash at beginning of period	4,368	5,414
Cash at end of period	$2,641	$4,368

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Equity

Years ended December 31, 2022 and 2023

			Additional
	Common Stock		Paid-in	Treasury	Retained
(Amounts in thousands)	Shares	Amount	Capital	Stock	Earnings	Total

Balance at January 1, 2022	6,071	$6	$11,955	$(3,807)	$5,595	$13,749

Stock-based compensation expense	4	-	154	-	-	154
Stock options exercised	8	-	36	-	-	36
Repurchase of common shares under Stock Buyback Plan	(308)	-	-	(3,456)	-	(3,456)
Net income	-	-	-	-	1,994	1,994
Balance at December 31, 2022	5,775	$6	$12,145	$(7,263)	$7,589	$12,477

Stock-based compensation expense	2	-	78	-	-	78
Stock options exercised	13	1	67	-	-	68
Repurchase of common shares under Stock Buyback Plan	(287)	-	-	(3,956)	-	(3,956)
Net income	-	-	-	-	2,152	2,152
Balance at December 31, 2023	5,503	$7	$12,290	$(11,219)	$9,741	$10,819

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

Professional Services Segment

Professional services, data analysis and other reporting fees are derived from a standard rate card by employee level, and we invoice for services monthly on a time-incurred basis. We recognize revenue over time utilizing the practical expedient that allows us to recognize revenue in the amount to which we have a right to invoice.

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Disaggregation of Revenue

We have identified three material revenue categories in our business: (i) verification and certification service revenue, (ii) product sales, and (iii) professional service revenue.

Revenue attributable to each of our identified revenue categories is disaggregated in the table below (amounts in thousands).

	Year ended December 31, 2023				Year ended December 31, 2022
	Verification and Certification Segment	Professional Services Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Professional Services Segment	Eliminations and Other	Consolidated Totals
Revenues:
Verification and certification service revenue	$19,413	$-	$-	$19,413	$17,610	$-	$-	$17,610
Product sales	4,001	-	-	4,001	4,364	-	-	4,364
Professional services	-	1,721	-	1,721	-	2,871	-	2,871
Total revenues	$23,414	$1,721	$-	$25,135	$21,974	$2,871	$-	$24,845

As of December 31, 2023 and 2022, accounts receivable from contracts with customers, net of allowance for doubtful accounts, were approximately $2.1 million and $2.2 million, respectively.

As of December 31, 2023 and 2022, deferred revenue from contracts with customers were approximately $1.5 million and $1.3 million, respectively. The balance of the contract liabilities at December 31, 2022 was recognized as revenue in 2023 and the balance at December 31, 2023 is expected to be recognized as revenue during 2024.

The following table reflects the changes in our contract liabilities during the year ended December 31, 2023 and 2022:

Deferred revenue (in thousands):	2023	2022
Deferred revenue January 1	$1,278	$1,513
Unearned billings	3,618	3,733
Revenue recognized	(3,411)	(3,968)
Deferred revenue December 31	$1,485	$1,278

Cost of Revenues

Salaries and related fringe benefits directly associated with our verification and certification service revenues are allocated to costs of verification and certification services.

Costs of products primarily represents the cost of livestock EID ear tags generally used in connection with our verification programs.

Costs of professional services include direct costs of salaries and related fringe benefits, and fees incurred from other service providers directly related to our professional services revenue.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Accounts Receivable and Allowance for Doubtful Accounts

Our receivables are generally due from trade customers. Credit is extended based on our evaluation of the customer’s financial condition, and generally collateral is not required. Accounts receivable are generally due approximately 30 days from the invoice date and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts receivable that are outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss and payment history, the customer’s current ability to pay its obligations to us and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The allowance for doubtful accounts was approximately $55,000, at December 31, 2023 and 2022.

At December 31, 2023 and 2022, no single customer accounted for greater than 10% of our accounts receivable balance.

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

We do not manufacture any of the items in inventory. All items in inventory are finished goods. As of December 31, 2023, there is no indication of obsolescence or impairment of inventory. No items in inventory have been pledged as security.

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

Research and Development and Software Development Costs

Research and development costs are charged to operations as incurred. We did not incur any research and development expense in 2023 and 2022.

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

Advertising and Marketing Expenses

Advertising and marketing costs are expensed as incurred. Total advertising and marketing expenses for the years ended December 31, 2023 and 2022, were approximately $0.3 million and $0.2 million, respectively.

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

The accounting standard related to income taxes applies to all tax positions and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The accounting standard requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. This standard also provides guidance on the presentation of tax matters and the recognition of potential Internal Revenue Service interest and penalties. As of December 31, 2023 and 2022, the Company did not have an unrecognized tax liability.

The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. The Company did not incur any material interest and penalties for the years ended December 31, 2023 and 2022.

The Company files income tax returns in the U.S. and various state jurisdictions, and there are open statutes of limitation for taxing authorities to audit our tax returns from 2020 through the current period.

Stock-Based Compensation

The Company recognizes all equity-based compensation as stock-based compensation expense based on the fair value of the compensation measured at the grant date. For stock options, fair value is calculated at the date of grant using the Black-Scholes-Merton option-pricing model. For stock awards, fair value is the closing stock price for the Company’s common stock on the grant date. The expense is recognized over the vesting period of the grant.

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

Recently Adopted Accounting Pronouncements

On January 1, 2023, we adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. The adoption of this update did not have an impact on our Consolidated Financial Statements.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Recently Issued Accounting Pronouncements

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements, which will modify the disclosure or presentation requirements of a variety of Topics in the Codification. The updates align the requirements in the Codification with the SEC’s regulations. The effective date is anticipated to be June 30, 2027. At this time, management has not determined the impact on its financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 28); Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company will be required to adopt this update January 1, 2024 for annual reporting and January 1, 2025 for quarterly reporting. At this time, management is determining the extent of enhanced disclosures on its financial statements.

In December 2023, the FASB issued ASU 2023-08, Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350-60); Accounting for and Disclosure of Crypto Assets, which better reflects the economics of crypto assets, measuring those assets at fair value versus the current cost-less-impairment accounting model. An entity is required to measure crypto assets at fair value with changes recognized in net income each reporting period and report the crypto asset fair value separately from other intangible assets in the balance sheet. The Company will be required to adopt this accounting standard January 1, 2025, but may choose to early implement. As of December 31, 2023, management estimates the Company’s crypto asset fair value would have been reported at $0.3 million and if the standard had been early implemented, an unrealized gain of approximately $0.2 million would have been recognized for the year ending December 31, 2023.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740); Improvements to Income Tax Disclosures, which enhance the transparency and decision usefulness of tax disclosures. The Company will be required to adopt this update January 1, 2025 for annual reporting. At this time, management is determining the extent of enhanced disclosures on its financial statements.

Note 3 - Property and Equipment

The major categories of property and equipment are as follows as of December 31st:

	2023	2022
(in thousands)
Automobiles	$137	$137
Furniture and office equipment	579	582
Software and tools	1,466	1,927
Website development and other enhancements	189	189
Building and leasehold improvements	812	811
	3,183	3,646
Less accumulated depreciation	2,339	2,648
Property and equipment, net	$844	$998

As of December 31, 2023, the Company disposed of software acquired during the acquisition of SHS in the amount of $0.6 million, which was fully depreciated. Management determined the software was no longer going to be utilized for its intended purpose of external sale.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Total depreciation expense for the years ended December 31, 2023 and 2022 was approximately $0.3 million and $0.4 million, respectively. Depreciation expense for assets recorded under finance leases for the years ended December 31, 2023 and 2022 was approximately $15,000 and $10,000, respectively.

Note 4 – Equity Investments

On August 9, 2018, the Company purchased a ten percent membership interest in Progressive Beef, LLC (“Progressive Beef”) for approximately $1.0 million funded by a combination of cash and stock of the Company. Where Food Comes From is the primary certifier for Progressive Beef. As of December 31, 2023 and 2022, the Company received dividend income of approximately $0.3 million, from Progressive Beef representing a distribution of their earnings. The income is reflected within the “other (expense) income” section of the Company’s Consolidated Statements of Income for the years ended December 31, 2023 and 2022. The investment is accounted for as a financial instrument under ASC 321 and the Company has elected to apply the practical expedient to value the investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The Company completed a qualitative assessment and determined that there were no impairment indicators as of December 31, 2023 and 2022.

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

Note 5 – Intangible and Other Assets

The following table summarizes our intangible assets as of:

	December 31,	December 31,	Estimated
	2023	2022	Useful Life
Intangible assets subject to amortization (in thousands):
Tradenames and trademarks	$417	$417	2.5 - 8.0 years
Accreditations	75	75	5.0 years
Customer relationships	3,937	3,664	3.0 - 15.0 years
Patents	970	970	4.0 years
Non-compete agreements	121	121	5.0 years
	5,520	5,247
Less accumulated amortization	3,821	3,511
	1,699	1,736
Cryptocurrency (not subject to amortization)	116	116
Tradenames/trademarks (not subject to amortization)	465	465
	2,280	2,317
Other assets	23	23
Intangible and other assets:	$2,303	$2,340

In December 2023, the Company acquired the Upcycled Certified® Program from the Upcycled Food Association. Assets acquired included intellectual property, trademarks and a customer list for $0.3 million. The upcycled food movement is closely aligned with broader sustainability trends in the United States and around the world. This acquisition enables the company to meet growing consumer demand for products that contain upcycled food ingredients and be part of the food waste solution.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

We reviewed our long-lived assets for indicators of impairment in 2023 and 2022 and concluded in each year that no impairments exist. For the period ending December 31, 2023, we have not sold any digital assets and have not recognized an impairment loss related to our investment in cryptocurrency. As of December 31, 2023 and 2022, the carrying value of our digital assets held was $116,000.

Amortization expense for each of the years ended December 31, 2023 and 2022 was approximately $0.3 million.

As of December 31, 2023, future scheduled amortization of intangible assets is as follows (in thousands):

Fiscal year ending December 31:

2024	$343
2025	298
2026	260
2027	222
2028	178
Thereafter	398
$1,699

Note 6 – Goodwill

Annual Impairment Test of Goodwill

We performed a qualitative assessment on each of our reporting units for our 2023 annual test and concluded that it was more-likely-than-not that the fair value of the reporting unit exceeded its carrying value and, therefore, a two-step impairment test was not necessary. The qualitative assessment compares current performance, expectations and other indicators against what was expected as part of the most recent Step 1 valuation. Consequently, the key estimates and assumptions related to the most recent Step 1 valuation pertaining to this reporting unit had not changed since our previous annual report.

Note 7 – Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities as of (in thousands):

	December 31,	December 31,
	2023	2022

Income and sales taxes payable	$62	$14
Payroll related accruals	341	326
Customer deposits	41	35
Professional fees and other expenses	171	394
	$615	$769

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 8 - Notes Payable and Lease Obligations

Unison Revolving Line of Credit

The Company has a revolving line of credit (“LOC”) agreement which matures on April 12, 2025. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due upon maturity. As of December 31, 2023 and 2022, the effective interest rate was 10.0% and 9.0%, respectively. The LOC is collateralized by all the business assets of WFCFO. As of December 31, 2023 and 2022, there were no amounts outstanding under this LOC.

Lease Obligations

We have operating and finance leases for corporate offices, other regional offices, and certain equipment. Our leases have remaining lease terms of 1 year to 15 years, some of which include multiple options to extend the leases for up to 5 years each.

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease cost	$483	$492
Finance lease cost
Amortization of assets	15	10
Interest on finance lease obligations	5	3
Variable lease cost	-	-
Total net lease cost	$503	$505

Included in the table above, is approximately $0.4 million for the years ended December 31, 2023 and 2022, of operating lease cost for our corporate headquarters. This space is being leased from The Move, LLC. Our CEO and President, each a related party to WFCF, have a 24.3% jointly-held ownership interest in The Move, LLC.

Rent and lease expense for each of the years ended December 31, 2023 and 2022 was approximately $0.7 million.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31, 2023			December 31, 2022
Operating leases:	Related Party	Other	Total	Related Party	Other	Total
Operating lease ROU assets	$2,158	$87	$2,245	$2,369	$193	$2,562

Current operating lease liabilities	249	49	298	224	117	341
Noncurrent operating lease liabilities	2,407	40	2,447	2,656	89	2,745
Total operating lease liabilities	$2,656	$89	$2,745	$2,880	$206	$3,086

Finance leases:	December 31, 2023	December 31, 2022
Right of use asset, at cost	$76	$70
Accumulated amortization	(25)	(25)
Right of use asset, net	$51	$45

Current obligations of finance leases	$14	$9
Finance leases, net of current obligations	41	37
Total finance lease liabilities	$55	$46

Weighted average remaining lease term (in years):
Operating leases	7.4	8.2
Finance leases	3.7	4.4

Weighted average discount rate:
Operating leases	5.8%	5.8%
Finance leases	8.3%	7.8%

Supplemental cash flow and other information related to leases was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$507	$507
Operating cash flows from finance leases	$3	$3
Financing cash flows from finance leases	$12	$13

Right of use assets obtained in exchange for lease liabilities:
Operating leases	$-	$78

Maturities of lease liabilities were as follows (in thousands):

Years Ending December 31st,	Operating Leases	Finance Leases
2024	446	18
2025	435	18
2026	430	14
2027	430	14
2028	443	-
Thereafter	1,205	-
Total lease payments	3,389	64
Less amount representing interest	(644)	(9)
Total lease obligations	2,745	55
Less current portion	(298)	(14)
Long-term lease obligations	$2,447	$41

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 9 - Income Taxes

The provision for income taxes consists of the following (in thousands):

	December 31,
	2023	2022
Current income tax expense:
Federal	$697	$708
State	186	172
Total current income tax expense	883	880
Deferred income tax expense / (benefit):
Federal	26	(50)
State	4	(8)
Total deferred income tax expense / (benefit)	30	(58)

Total income tax expense	$913	$822

The reconciliation of income taxes calculated at the statutory rates to our effective tax rate is as follows (in thousands):

	December 31,
	2023	2022
Expected tax expense	$644	$592
State tax provision, net	110	101
Permanent differences	9	22
Foreign	117	79
Stock options	3	(1)
Other, net	30	29

Total income tax expense	$913	$822

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets (liabilities):
Accruals and other	$141	$133
Stock based compensation	141	160
Property and equipment	75	28
Intangibles assets	136	202
Net deferred tax assets	493	523

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 10 – Stock Buyback Plan

On September 30, 2019, our Board of Directors approved a new plan to buyback up to 2.5 million additional shares of our common stock from the open market (“Stock Buyback Plan”).

(in thousands, except per share cost)	Number of Shares	Cost of Shares	Average Cost per Share
Balance, January 1, 2022	419	$3,807	$9.09
Shares purchased during 2022	308	3,456	11.23
Balance, December 31, 2022	727	7,263	10.00
Shares purchased during 2023	287	3,956	13.78
Balance, December 31, 2023	1,014	$11,219	$11.06

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

Note 11 – Stock-Based Compensation

In addition to cash compensation, the Company may compensate certain service providers, including employees, directors, consultants, and other advisors, with equity-based compensation in the form of stock options and stock awards. The Company recognizes all equity-based compensation as stock-based compensation expense based on the fair value of the compensation measured at the grant date. For stock options, fair value is calculated at the date of grant using the Black-Scholes-Merton option-pricing model. For stock awards, fair value is the closing stock price for the Company’s common stock on the grant date. The expense is recognized over the vesting period of the grant. For the periods presented, all stock-based compensation expense was classified as a component within selling, general and administrative expense in the Company’s consolidated statements of income.

The amount of stock-based compensation expense is as follows (in thousands):

	Year ended December 31,
	2023	2022
Stock options	$44	$98
Stock awards	34	56
Total	$78	$154

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

As of December 31, 2023, the estimated unrecognized compensation cost from unvested awards which will be recognized ratably over the remaining vesting phase is as follows (in thousands):

Years ended December 31st:	Unvested stock options	Unvested restricted stock awards	Total unrecognized compensation expense
2024	$11	$-	$11
2025	-	-	-
	$11	$-	$11

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

Our 2006 Plan provided for the issuance of a maximum of 3.0 million shares of our common stock. The 2006 Plan terminated in September 2016. As of December 31, 2023, the 2006 Plan had 1,750 awards outstanding.

Our 2016 Plan was ratified by our shareholders in May 2016 and provides for the issuance of a maximum of 5.0 million shares of our common stock, of which 4.9 million shares were still available for issuance as of December 31, 2023.

Stock Option Activity

The Company generally grants stock options to directors, eligible employees and officers as a part of its equity incentive plan. Restrictions and vesting periods for the stock option grants are set forth in the award agreements. A stock option grant represents an option to purchase a defined number of shares of the Company’s common stock to be released from restrictions upon completion of the vesting period. The awards typically vest in equal increments over one to three years. Stock option activity during 2023 and 2022 is summarized as follows:

				Weighted avg.
		Weighted avg.	Weighted avg.	remaining
	Number of	exercise price	grant date fair	contractual life	Aggregate
	awards	per share	value per share	(in years)	intrinsic value

Outstanding, January 1, 2022	100,235	$8.36	$7.53	5.88	$620,445
Granted	-	-	-	-
Exercised	(7,750)	4.69	6.06	2.45
Expired/Forfeited	(138)	7.20	7.08	-
Outstanding, December 31, 2022	92,347	$8.67	$7.77	5.31	$502,688
Granted	-	-	-	-
Exercised	(12,628)	5.31	5.44	0.30
Expired/Forfeited	(6,250)	10.20	10.06	-
Outstanding, December 31, 2023	73,469	$8.84	$7.97	5.07	$346,125
Exercisable, December 31, 2023	67,796	$8.65	$7.73	4.86	346,125
Unvested, December 31, 2023	5,673	$14.77	$10.90	7.50	-

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of our common stock on December 31, 2023 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2023.

During the year ended December 31, 2023, a total of 6,250 options were forfeited, of which all were vested. The options were forfeited upon the employees’ termination from the Company. During the year ended December 31, 2022, a total of 138 options were forfeited, all of which were vested.

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

During 2023, the Company awarded 2,500 shares of the Company’s stock at a fair market value price of $13.74 to members of the board of directors, with immediate vesting.

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

The following is a reconciliation of the share data used in the basic and diluted income per share computations:

	Year ended December 31,
(in thousands)	2023	2022
Basic:
Weighted average shares outstanding	5,485	5,955

Diluted:
Weighted average shares outstanding	5,485	5,955
Weighted average effects of dilutive securities	63	80
Total	5,548	6,035

Antidilutive securities:	17	17

The effect of the inclusion of the antidilutive shares would have resulted in an increase in earnings per share. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 13 - Related Party Transactions

In 2023 and 2022, we recorded total net revenue of approximately $46,000 and $48,000, respectively, from related parties. The related parties consisted of a business owned by the father of Leann Saunders, our President, and businesses owned by members of our Board of Directors.

The Company leases its corporate headquarters from a company in which our CEO and President have a 24.3% jointly-held ownership interest (Note 14). Under the related party arrangement, approximately $0.5 million was paid in rent and CAM for our corporate headquarters was included in the consolidated statements of income for each of the years ended December 31, 2023 and 2022.

Note 14 – Commitments and Contingencies

Operating Leases & Lease Incentive Obligation

The Company leases approximately 15,700 square feet of office space for its corporate headquarters. This space is being leased from The Move, LLC in which our CEO and President, each a related party to the Company, have a 24.3% jointly-held ownership interest. The lease agreement has an initial term of five years plus two renewal periods, which the Company is more likely than not to renew. Total rental payments are approximately $45,500 per month as of December 31, 2023. The rental payments include common area charges and are subject to annual increases over the term of the lease.

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

In December 2018, we entered into a new lease agreement in San Ramon, California for SureHarvest and JVF office space. The lease is for a period of sixty-six months and expires on May 1, 2024. Rental payments are approximately $7,000 per month as of December 31, 2023, which includes common area charges, and are subject to annual increases over the term of the lease. Management is actively reviewing its options for renewal or relocation.

In June 2021, the Company entered into a new lease agreement in Victoria, British Columbia, Canada for Postelsia office space. The lease is for a period of two years and expired on May 31, 2023. Currently, the office space is leased on a month-to-month basis and payments are approximately Canadian dollar 500 per month, which includes common area charges.

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

Employee Benefit Plan

The Company has established a 401(k) plan for the benefit of our employees. The plan covers substantially all of our employees who have attained age 21. We may make a discretionary matching contribution in an amount that is determined by our Board of Directors. If a matching contribution is made, the amount cannot exceed the elective deferral contributions. For each of the years ended December 31, 2023 and 2022, we made aggregate matching contributions of approximately $0.3 and $0.2 million, respectively.

Note 15 – Supplemental Cash Flow Information

	Year ended December 31,
	2023	2022
Cash paid during the year:
Interest expense	$-	$-
Income taxes	$802	$1,084

Non-cash investing and financing activities:
Equipment acquired under a finance lease	$-	$32

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

The Company also determined that it has a professional services reportable segment. SureHarvest, which includes Postelsia, is the sole operating segment. This segment includes consulting, data analysis and other reporting service revenues.

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

The Company eliminates intercompany transfers between segments for management reporting purposes. The following table shows information for reportable operating segments (in thousands):

	Year ended December 31, 2023				Year ended December 31, 2022
	Verification and Certification Segment	Professional Services Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Professional Services Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,947	$999	$-	$2,946
All other assets, net	3,501	2,707	7,132	13,340	9,949	3,182	2,219	15,350
Total assets	$5,448	$3,706	$7,132	$16,286	$11,896	$4,181	$2,219	$18,296

Revenues:
Verification and certification service revenue	$19,413	$-	$-	$19,413	$17,610	$-	$-	$17,610
Product sales	4,001	-	-	4,001	4,364	-	-	4,364
Professional services	-	1,721	-	1,721	-	2,871	-	2,871
Total revenues	$23,414	$1,721	$-	$25,135	$21,974	$2,871	$-	$24,845
Costs of revenues:
Costs of verification and certification services	10,986	-	-	10,986	9,748	-	-	9,748
Costs of products	2,272	-	-	2,272	2,333	-	-	2,333
Costs of professional services	-	1,355	-	1,355	-	2,296	-	2,296
Total costs of revenues	13,258	1,355	-	14,613	12,081	2,296	-	14,377
Gross profit	10,156	366	-	10,522	9,893	575	-	10,468
Depreciation & amortization	466	168	-	634	582	183	-	765
Other operating expenses	6,885	306	-	7,191	6,805	246	-	7,051
Segment operating income/(loss)	$2,805	$(108)	$-	$2,697	$2,506	$146	$-	$2,652
Other items to reconcile segment operating income/(loss) to net income/(loss):
Other income/(loss)	374	(6)	-	368	202	(38)	-	164
Income tax benefit/(expense)	-	-	(913)	(913)	-	-	(822)	(822)
Net income/(loss)	$3,179	$(114)	$(913)	$2,152	$2,708	$108	$(822)	$1,994

Note 17 – Subsequent Events

The Company has had no material, significant or unusual transactions or events from the financial statement date through the issuance of the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that our management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to directors required by Item 10 will be included in our definitive proxy statement with respect to our 2024 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed within 120 days after the close of the 2023 fiscal year, and is hereby incorporated by reference.

Information relating to compliance with Section 16(a) of the Exchange Act required by Item 10 will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2023 fiscal year, and is hereby incorporated by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2023 fiscal year, and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2023 fiscal year, and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2023 fiscal year, and is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2023 fiscal year, and is hereby incorporated by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Document Name
2.1	Asset Purchase and Contribution Agreement, dated as of September 16, 2013, by and among Praedium Ventures, LLC; the Members of Praedium Ventures, LLC; Where Food Comes From, Inc. and Validus Verification Services LLC	Incorporated by reference from Registrant’s Current Report on Form 8-K filed September 19, 2013

2.2	Asset Purchase Agreement, dated as of December 28, 2016, by and among Where Food Comes From, Inc., SureHarvest Services, LLC, SureHarvest, Inc. and Jeff Dlott	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 30, 2016

2.3	Asset Purchase Agreement, dated as of May 16, 2018, between Where Food Comes From, Inc. and Sow Organic, LLC	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed August 14, 2018

2.4	Purchase Agreement, dated as of August 9, 2018, between Where Food Comes From, Inc. and Progressive Beef, LLC	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed November 13, 2018

3.1	Articles of Incorporation	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006

3.2	Articles of Amendment	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 5, 2012

3.3	By-laws of the Registrant	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006

4.1	Form of the Registrant’s Common Stock Certificate	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed June 22, 2006

4.2	Description of Registrant’s Securities	Incorporated by reference from Registrant’s Annual Report on Form 10-K filed February 28, 2022

10.1	2006 Equity Incentive Plan*	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006

10.2	2016 Equity Incentive Plan*	Incorporated by reference from Registrant’s Current Report on Form 8-K filed May 10, 2016

10.3	Employment Agreement dated January 1, 2006 between the Registrant and John K. Saunders *	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006

10.4	Employment Agreement dated January 1, 2006 between the Registrant and Leann Saunders *	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006

10.5	Purchase and Exchange Agreement, dated as of February 29, 2012, by and among Integrated Management Information, Inc. and International Certification Services, Inc.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 2, 2012

10.6	Shareholders’ Agreement, dated as of February 29, 2012, by and among Integrated Management Information, Inc. and International Certification Services, Inc. and the selling shareholders.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 2, 2012

10.7	Amended and Restated Operating Agreement of Validus Verification Services LLC, dated as of September 16, 2013	Incorporated by reference from Registrant’s Current Report on Form 8-K filed September 19, 2013

10.8	Lease Agreement between Move LLC and Where Food Comes From, Inc.	Incorporated by reference from Registrant’s Annual Report on Form 10-K filed February 28, 2017

10.9	First Amendment to Lease Agreement between Move LLC and Where Food Comes From, Inc.	Incorporated by reference from Registrant’s Annual Report on Form 10-K filed April 2, 2018

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Causey Demgen & Moore, P.C.	Filed herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

97	Recovery of Incentive-Based Compensation from Executive Officers in Event of Accounting Restatement	Filed herewith

101	The following materials from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Cash Flows, (4) Consolidated Statements of Equity and (5) Notes to Consolidated Financial Statements.

104	Cover Page formatted in Inline XBRL and contained in Exhibit 101

* Indicates a management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 15, 2024	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
	Name:	John K. Saunders
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John K. Saunders	Chairman and CEO (Principal Executive Officer)	February 15, 2024
John K. Saunders

/s/ Leann Saunders	President and Director	February 15, 2024
Leann Saunders

/s/ Dannette Henning	Chief Financial Officer (Principal Financial Officer)	February 15, 2024
Dannette Henning

/s/ Tom Heinen	Director	February 15, 2024
Tom Heinen

/s/ Pete Lapaseotes	Director	February 15, 2024
Pete Lapaseotes

/s/ Adam Larson	Director	February 15, 2024
Adam Larson

/s/ Graeme P. Rein	Director	February 15, 2024
Graeme P. Rein

/s/ Michael D. Smith	Director	February 15, 2024
Michael D. Smith

