Form 10-Q
period 2024-03-31
Where Food Comes From, Inc.
filed 2024-05-02
CIK 1360565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2024

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of April 26, 2024, was 5,375,767.

Where Food Comes From, Inc.

Table of Contents

March 31, 2024

Where Food Comes From, Inc.

Consolidated Balance Sheets

(Amounts in thousands, except per share amounts)	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,882	$2,641
Accounts receivable, net of allowance	2,075	2,128
Inventory	1,119	1,109
Prepaid expenses and other current assets	375	335
Total current assets	5,451	6,213
Property and equipment, net	806	844
Right-of-use assets, net	2,295	2,296
Equity investments	1,191	1,191
Intangible and other assets, net	2,222	2,303
Goodwill, net	2,946	2,946
Deferred tax assets, net	482	493
Total assets	$15,393	$16,286

Liabilities and Equity
Current liabilities:
Accounts payable	$677	$567
Accrued expenses and other current liabilities	889	615
Deferred revenue	1,457	1,485
Current portion of finance lease obligations	14	14
Current portion of operating lease obligations	321	298
Total current liabilities	3,358	2,979
Finance lease obligations, net of current portion	37	41
Operating lease obligation, net of current portion	2,422	2,447
Total liabilities	5,817	5,467

Commitments and contingencies
Equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 95,000 shares authorized; 6,444 (2024) and 6,516 (2023) shares issued, and 5,395 (2024) and 5,503 (2023) shares outstanding	7	7
Additional paid-in-capital	11,338	12,290
Treasury stock of 1,049 (2024) and 1,014 (2023) shares	(11,688)	(11,219)
Retained earnings	9,919	9,741
Total equity	9,576	10,819
Total liabilities and stockholders’ equity	$15,393	$16,286

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
(Amounts in thousands, except per share amounts)	2024	2023
Revenues:
Verification and certification service revenue	$4,434	$3,806
Product sales	733	971
Professional services	415	490
Total revenues	5,582	5,267
Costs of revenues:
Costs of verification and certification services	2,515	2,196
Costs of products	434	568
Costs of professional services	304	360
Total costs of revenues	3,253	3,124
Gross profit	2,329	2,143
Selling, general and administrative expenses	2,068	1,988
Income from operations	261	155
Other income/(expense):
Dividend income from Progressive Beef	-	50
Other income, net	7	9
Loss on foreign currency exchange	(2)	(2)
Interest expense	(1)	(1)
Income before income taxes	265	211
Income tax expense	87	90
Net income	$178	$121

Per share - net income:
Basic	$0.03	$0.02
Diluted	$0.03	$0.02

Weighted average number of common shares outstanding:
Basic	5,480	5,730
Diluted	5,500	5,799

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(Amounts in thousands)	2024	2023

Operating activities:
Net income	$178	$121
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	155	172
Stock-based compensation expense	11	15
Deferred tax benefit	11	(3)
Bad debt expense	4	13
Changes in operating assets and liabilities:
Accounts receivable	49	94
Inventory	(10)	(82)
Prepaid expenses and other assets	(40)	(25)
Accounts payable	110	27
Accrued expenses and other current liabilities	266	164
Deferred revenue	(28)	(22)
Right of use assets and liabilities, net	(6)	(1)
Net cash provided by operating activities	700	473

Investing activities:
Investment in BlueTrace	-	(200)
Purchases of property, equipment and software development costs	(24)	(7)
Net cash used in investing activities	(24)	(207)

Financing activities:
Repayments of finance lease obligations	(3)	(4)
Proceeds from stock option exercise	64	-
Private purchase of common shares	(1,027)	-
Stock repurchase under Stock Buyback Plan	(469)	(1,230)
Net cash used in financing activities	(1,435)	(1,234)
Net change in cash	(759)	(968)
Cash at beginning of period	2,641	4,368
Cash at end of period	$1,882	$3,400

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statement of Equity

(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Retained
(Amounts in thousands)	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2022	5,775	$6	$12,145	$(7,263)	$7,589	$12,477
Stock-based compensation expense	-	-	15	-	-	15
Repurchase of common shares under Stock Buyback Plan	(90)	-	-	(1,230)	-	(1,230)
Net income	-	-	-	-	121	121
Balance at March 31, 2023	5,685	$6	$12,160	$(8,493)	$7,710	$11,383

Balance at December 31, 2023	5,503	$7	$12,290	$(11,219)	$9,741	$10,819
Stock-based compensation expense	-	-	11	-	-	11
Stock option exercised	8	-	64	-	-	64
Private purchase of common shares	(80)	-	(1,027)	-	-	(1,027)
Repurchase of common shares under Stock Buyback Plan	(36)	-	-	(469)	-	(469)
Net income	-	-	-	-	178	178
Balance at March 31, 2024	5,395	$7	$11,338	$(11,688)	$9,919	$9,576

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

We also provide a wide range of professional consulting services that generate incremental revenue specific to the food and agricultural industry and drive sustainable value creation. Finally, the Company’s Where Food Comes From Source Verified® retail and restaurant labeling program utilizes the verification of product attributes to connect consumers directly to the source of the food they purchase through product labeling and web-based information sharing and education.

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

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2023, included in our Form 10-K filed on February 15, 2024. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform to current year presentation. Net income and shareholders’ equity were not affected by these reclassifications. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Seasonality

Our business is subject to seasonal fluctuations annually. Significant portions of our verification and certification service revenue are typically realized during late May through early October when the calf marketings and the growing seasons are at their peak.

Additionally, the cattle industry is cyclical by nature based on factors impacting current and future supplies such as drought-induced feedlot placements, higher cow and heifer slaughter, and lower auction receipts. The production lags inherent to this industry lead to long-lasting impacts of production decisions. For example, increased liquidation implies tighter supplies for next year. Similarly, times of herd expansion are typically a multi-year period. These cycles typically last roughly 10 years. The current cycle began in 2014, and we believe we are currently in the contraction phase of the cycle after peaking in 2018-2019. How long we continue to contract will be directly impacted by drought and pasture conditions.

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

In March 2024, the FASB issued ASU 2024-01, Compensation – Stock Compensation (Topic 718); Scope Application of Profits Interest and Similar Awards, to improve GAAP by adding an illustrative example to demonstrate how an entity should apply the scope guidance in paragraph 718-10-15-3 to determine whether profits interest and similar awards should be accounted for in accordance with Topic 718, Compensation – Stock Compensation. The Company will be required to adopt the changes effective January 1, 2025. The standard is not expected to impact the Company’s financial statements.

In March 2024, the FASB issued ASU 2024-02, Codification Improvements – Amendments to Remove References to the Concepts Statements. The FASB as a standing project on its agenda to facilitate Codification updates for technical corrections such as conforming amendments, clarifications to guidance, simplifications to working or the structure of guidance, and other minor improvements. The Company will be required to adopt the changes effective January 1, 2025. At this time, management is determining the extent of changes to the disclosures on its financial statements.

Note 2 – Basic and Diluted Net Income per Share

Basic net income per share was computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The following is a reconciliation of the share data used in the basic and diluted income per share computations (amounts in thousands):

	Three months ended March 31,
	2024	2023
Basic:
Weighted average shares outstanding	5,480	5,730

Diluted:
Weighted average shares outstanding	5,480	5,730
Weighted average effects of dilutive securities	20	69
Total	5,500	5,799

Antidilutive securities:	17	17

The effect of the inclusion of the antidilutive shares would have resulted in an increase in earnings per share. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Note 3 – Equity Investments

For the three months ended March 31, 2024, the Company did not receive dividend income from Progressive Beef. For the three months ended March 31, 2023, the Company received dividend income from Progressive Beef of $50,000, representing a distribution of their earnings. The income is reflected within the “Other income/(expense)” section of the Company’s Consolidated Statement of Operations for the three months ended March 31, 2024 and 2023.

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 4 – Intangible and Other Assets

The following table summarizes our intangible and other assets (amounts in thousands, except useful life):

	March 31,	December 31,	Estimated
	2024	2023	Useful Life
Intangible assets subject to amortization:
Tradenames and trademarks	$417	$417	2.5 - 8.0 years
Accreditations	75	75	5.0 years
Customer relationships	3,937	3,937	3.0 - 15.0 years
Patents	970	970	4.0 years
Non-compete agreements	121	121	5.0 years
	5,520	5,520
Less accumulated amortization	3,906	3,821
	1,614	1,699
Cryptocurrency (not subject to amortization)	116	116
Tradenames/trademarks (not subject to amortization)	465	465
	2,195	2,280
Other assets	27	23
Intangible and other assets:	$2,222	$2,303

For the three months ended March 31, 2024 and 2023, we have not sold any digital assets and have not recognized any impairment losses. As of March 31, 2024 and December 31, 2023, the carrying value of our digital assets held was $116,000.

Note 5 – Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities as of (amounts in thousands):

	March 31,	December 31,
	2024	2023

Income and sales taxes payable	$136	$62
Payroll related accruals	480	341
Customer deposits	172	41
Professional fees and other expenses	101	171
	$889	$615

Note 6 – Notes Payable

Unison Revolving Line of Credit

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2025. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. As of March 31, 2024 and December 31, 2023, the effective interest rate was 10.0%. The LOC is collateralized by all the business assets of Where Food Comes From Organic, Inc. (“WFCFO”). As of March 31, 2024, and December 31, 2023, there were no amounts outstanding under this LOC.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 7 – Equity and Stock-Based Compensation

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

The amount of stock-based compensation expense recognized for the three month period ended March 31, 2024 and 2023 was $11,000 and $15,000, respectively. All compensation cost from unvested awards has been recognized as of March 31, 2024.

During the three months ended March 31, 2024 and 2023, no stock options or common stock were awarded.

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

Stock Option Activity

Stock option activity under our Equity Incentive Plans is summarized as follows:

		Weighted avg.	Weighted avg.	Weighted avg. remaining
	Number of	exercise price	grant date fair	contractual life	Aggregate
	awards	per share	value per share	(in years)	intrinsic value

Outstanding, December 31, 2023	73,469	$8.84	$7.97	5.07	$346,125
Granted	-	$-	$-	-
Exercised	(8,500)	$7.51	$7.44	2.45
Expired/Forfeited	-	$-	$-	-
Outstanding, March 31, 2024	64,969	$9.02	$8.04	5.15	$355,269
Exercisable, March 31, 2024	59,296	$8.58	$7.77	4.95	$355,269
Unvested, March 31, 2024	5,673	$13.57	$10.90	7.24	$-

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on March 31, 2024 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on March 31, 2024.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Private Purchase of Common Shares

During March 2024, the Company purchased 80,201 shares of its common stock from one shareholder for approximately $1.0 million. The purchase was limited to this single shareholder who approached the company; it was privately negotiated and involved no solicitation or advertising. No fees were paid in connection with the transaction, as it was a non-brokered placement. The shares were immediately retired upon purchase.

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

The provision or benefit for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three months ended March 31, 2024 we recorded an income tax expense of approximately $87,000, compared to income tax expense of $90,000 for the same 2023 period.

Note 9 - Revenue Recognition

Disaggregation of Revenue

We have identified three material revenue categories in our business: (i) verification and certification service revenue, (ii) product sales, (iii) professional services revenue.

Revenue attributable to each of our identified revenue categories is disaggregated in the table below (amounts in thousands).

	Three months ended March 31, 2024				Three months ended March 31, 2023
	Verification and Certification Segment	Professional Services Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Professional Services Segment	Eliminations and Other	Consolidated Totals
Revenues:
Verification and certification service revenue	$4,434	$-	$-	$4,434	$3,806	$-	$-	$3,806
Product sales	733	-	-	733	971	-	-	971
Professional services	-	415	-	415	-	490	-	490
Total revenues	$5,167	$415	$-	$5,582	$4,777	$490	$-	$5,267

Contract Balances

As of March 31, 2024 and December 31, 2023, accounts receivable from contracts with customers, net of allowance for doubtful accounts, was approximately $2.1 million, in both periods.

As of March 31, 2024 and December 31, 2023, deferred revenue from contracts with customers was approximately $1.5 million, in both periods. The balance of the contract liabilities at March 31, 2024 and December 31, 2023 are expected to be recognized as revenue within one year or less of the invoice date.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The following table reflects the changes in our contract liabilities during the three month period ended March 31, 2024 (amounts in thousands):

Deferred revenue:
Unearned revenue December 31, 2023	$1,485
Unearned billings	708
Revenue recognized	(736)
Unearned revenue March 31, 2024	$1,457

Note 10 – Leases

The components of lease expense were as follows (amounts in thousands):

	Three months ended March 31,
	2024	2023
Operating lease cost	$116	$123
Finance lease cost
Amortization of assets	4	4
Interest on finance lease obligations	1	1
Variable lease cost	-	-
Total net lease cost	$121	$128

Included in the table above, for the three months ended March 31, 2024 and 2023, is $0.1 million of operating lease cost for our corporate headquarters. This space is being leased from The Move, LLC. Our CEO and President, each a related party to WFCF, have a 24.3% jointly-held ownership interest in The Move, LLC.

Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	March 31, 2024			December 31, 2023
Operating leases:	Related Party	Other	Total	Related Party	Other	Total
Operating lease ROU assets	$2,104	$144	$2,248	$2,158	$87	$2,245

Current operating lease liabilities	$256	$65	$321	$249	$49	$298
Noncurrent operating lease liabilities	2,340	82	2,422	2,407	40	2,447
Total operating lease liabilities	$2,596	$147	$2,743	$2,656	$89	$2,745

Finance leases:	March 31, 2024	December 31, 2023
Right of use asset, at cost	$76	$76
Accumulated amortization	(29)	(25)
Property and equipment, net	$47	$51

Current obligations of finance leases	$14	$14
Finance leases, net of current obligations	37	41
Total finance lease liabilities	$51	$55

Weighted average remaining lease term (in years):
Operating leases	7.1	7.4
Finance leases	3.4	3.7

Weighted average discount rate:
Operating leases	5.8%	5.8%
Finance leases	8.3%	8.3%

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Supplemental cash flow and other information related to leases was as follows (amounts in thousands):

	Three months ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$120	$128
Operating cash flows from finance leases	$1	$1
Financing cash flows from finance leases	$3	$3

ROU assets obtained in exchange for lease liabilities:
Operating leases	$80	$-

Maturities of lease liabilities were as follows (amounts in thousands):

Years Ending December 31st,	Operating Leases	Finance Leases
2024 (remaining nine months)	$352	$13
2025	471	18
2026	456	14
2027	430	14
2028	443	-
Thereafter	1,205	-
Total lease payments	3,357	59
Less amount representing interest	(614)	(8)
Total lease obligations	2,743	51
Less current portion	(321)	(14)
Long-term lease obligations	$2,422	$37

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

The Company eliminates intercompany transfers between segments for management reporting purposes. The following table shows information for reportable operating segments (amounts in thousands):

	Three months ended March 31, 2024				Three months ended March 31, 2023
	Verification and Certification Segment	Professional Services Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Professional Services Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,947	$999	$-	$2,946
All other assets, net	912	2,765	8,770	12,447	7,179	2,609	4,568	14,356
Total assets	$2,859	$3,764	$8,770	$15,393	$9,126	$3,608	$4,568	$17,302

Revenues:
Verification and certification service revenue	$4,434	$-	$-	$4,434	$3,806	$-	$-	$3,806
Product sales	733	-	-	733	971	-	-	971
Professional services	-	415	-	415	-	490	-	490
Total revenues	$5,167	$415	$-	$5,582	$4,777	$490	$-	$5,267
Costs of revenues:
Costs of verification and certification services	2,515	-	-	2,515	2,196	-	-	2,196
Costs of products	434	-	-	434	568	-	-	568
Costs of professional services	-	304	-	304	-	360	-	360
Total costs of revenues	2,949	304	-	3,253	2,764	360	-	3,124
Gross profit	2,218	111	-	2,329	2,013	130	-	2,143
Depreciation & amortization	113	42	-	155	130	42	-	172
Other operating expenses	1,843	70	-	1,913	1,746	70	-	1,816
Segment operating income/(loss)	$262	$(1)	$-	$261	$137	$18	$-	$155
Other items to reconcile segment operating income (loss) to net income/(loss):
Other income / (expense)	6	(2)	-	4	57	(1)	-	56
Income tax expense	-	-	(87)	(87)	-	-	(90)	(90)
Net income/(loss)	$268	$(3)	$(87)	$178	$194	$17	$(90)	$121

Note 13 – Supplemental Cash Flow Information

	Three months ended March 31,
(Amounts in thousands)	2024	2023
Cash paid during the year:
Interest expense	$-	$-
Income taxes	$-	$3

Note 14 – Subsequent Events

The Company has had no material, significant or unusual transactions or events from the financial statement date through the issuance of the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Form 10−K for the fiscal year ended December 31, 2023. The following discussion and analysis includes historical and certain forward−looking information that should be read together with the accompanying consolidated financial statements, related footnotes and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward−looking statements.

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

Pandemics, the Inflationary Environment and other Weather Related Risks

We continue to monitor risks related to pandemics, inflation and weather, as well as other risks closely and will react accordingly, while keeping the interest of our customers, employees and shareholders in mind. Please refer to our risk factors included in our Form 10-K for the fiscal year ended December 31, 2023 for additional information related to all of our risks.

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

Human Capital Resources

Our greatest asset is our people, and we continue to attract the best and brightest with our competitive pay and benefits package. As of March 31, 2024, we had 103 total employees, of which 89 were full-time employees. Approximately 82% of our workforce is comprised of female and other minority employees.

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

Additionally, the cattle industry is cyclical by nature based on factors impacting current and future supplies such as drought-induced feedlot placements, higher cow and heifer slaughter, and lower auction receipts. The production lags inherent to this industry lead to long-lasting impacts of production decisions. For example, increased liquidation implies tighter supplies for next year. Similarly, times of herd expansion are typically a multi-year period. These cycles typically last roughly 10 years. The current cycle began in 2014 and we believe we are currently in the contraction phase of the cycle after peaking in 2018-2019. How long we continue to contract will be directly impacted by drought and pasture conditions.

Because of the seasonality of the business and cyclical nature of our industry, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Liquidity and Capital Resources

At March 31, 2024, we had cash and cash equivalents of approximately $1.9 million compared to approximately $2.6 million at December 31, 2023. Our working capital at March 31, 2024 and December 31, 2023 was approximately $2.1 million and $3.2 million, respectively.

Net cash provided by operating activities for the three months ended March 31, 2024 was approximately $0.7 million compared to $0.5 million during the same period in 2023. Net cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock-based compensation expense, and deferred taxes. Fluctuations are primarily due to operating performance offset by the timing of cash receipts and cash disbursements. The cash provided by operating activities for the period ending March 31, 2024 compared to the same period in 2023 was primarily driven by an increase in operating performance.

Net cash used in investing activities for the three months ended March 31, 2024 was approximately $24,000 compared to $0.2 million in the 2023 period. Net cash used in the period ending March 31, 2023 was primarily related to our equity investment in BlueTrace.

Net cash used in financing activities for the three months ended March 31, 2024 and 2023 was approximately $1.4 million and $1.2 million, respectively. Cash used for the period ending March 31, 2024, was primarily due to the retirement of stock and the repurchase of common shares under the Stock Buyback Plan. Cash used for the period ending March 31, 2023, was primarily due to the repurchase of common shares under the Stock Buyback Plan.

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

Debt Facility

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2025. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due upon maturity. As of March 31, 2024 and December 31, 2023, the effective interest rate was 10.0%. The LOC is collateralized by all the business assets of Where Food Comes From Organic, Inc. (“WFCFO”). As of March 31, 2024, and December 31, 2023, there were no amounts outstanding under this LOC.

Off-Balance Sheet Arrangements

As of March 31, 2024, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Three months ended March 31, 2024 compared to the same period in fiscal year 2023

The following table shows information for reportable operating segments (amounts in thousands):

	Three months ended March 31, 2024				Three months ended March 31, 2023
	Verification and Certification Segment	Professional Services Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Professional Services Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,947	$999	$-	$2,946
All other assets, net	912	2,765	8,770	12,447	7,179	2,609	4,568	14,356
Total assets	$2,859	$3,764	$8,770	$15,393	$9,126	$3,608	$4,568	$17,302

Revenues:
Verification and certification service revenue	$4,434	$-	$-	$4,434	$3,806	$-	$-	$3,806
Product sales	733	-	-	733	971	-	-	971
Professional services	-	415	-	415	-	490	-	490
Total revenues	$5,167	$415	$-	$5,582	$4,777	$490	$-	$5,267
Costs of revenues:
Costs of verification and certification services	2,515	-	-	2,515	2,196	-	-	2,196
Costs of products	434	-	-	434	568	-	-	568
Costs of professional services	-	304	-	304	-	360	-	360
Total costs of revenues	2,949	304	-	3,253	2,764	360	-	3,124
Gross profit	2,218	111	-	2,329	2,013	130	-	2,143
Depreciation & amortization	113	42	-	155	130	42	-	172
Other operating expenses	1,843	70	-	1,913	1,746	70	-	1,816
Segment operating income/(loss)	$262	$(1)	$-	$261	$137	$18	$-	$155
Other items to reconcile segment operating income (loss) to net income/(loss):
Other income / (expense)	6	(2)	-	4	57	(1)	-	56
Income tax expense	-	-	(87)	(87)	-	-	(90)	(90)
Net income/(loss)	$268	$(3)	$(87)	$178	$194	$17	$(90)	$121

Verification and Certification Segment

Verification and certification service revenues consist of fees charged for verification audits and other verification and certification related services that the Company performs for customers. Fees earned from our WFCF labeling program are also included in our verification and certification revenues as it represents a value-added extension of our source verification. We are recognized and utilized by numerous standard-setting bodies as an accredited verification or certification service provider. We enable food producers and brands to make certain claims on live animals or packaged food products by verifying that they are meeting the standards or guidelines associated with the claim(s) they are making. Verification and certification service revenue for the three months ended March 31, 2024 increased 16.5% compared with the same period in 2023. While our verification and certification service revenue continues to improve due to new customer growth and bundling opportunities, we believe we are in a low point of a contraction phase within the cattle cycle which negatively impacts revenue tied directly to price per head of cattle.

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. Product sales for the three months ended March 31, 2024 slightly decreased $0.2 million, compared to the same period in 2023. We continue to see some new customer growth, but our customers are ordering less tags due to smaller beef cow herd size. According to the USDA July 2023 statistics, overall beef cow inventories have declined over 3% compared to last year. As mentioned above, we believe we are at a low point of a contraction phase within the cattle cycle which negatively impacts revenue tied directly to price per head of cattle.~~.~~

Segment costs of revenues for the three months ended March 31, 2024 were approximately $2.9 million compared to approximately $2.8 million for the same period in 2023. Gross margin for the three months ended March 31, 2024 was 42.9% compared to 42.1% in 2023. The slight improvement was primarily driven by higher margin verification services offset by increases in cost of product sales. Our margins are generally impacted by various fixed costs such as cost of products, salaries and benefits, insurance and taxes.

Other operating expenses for the three months ended March 31, 2024 increased by approximately $0.1 million, compared to the same three month period in 2023. The increase was primarily due to costs incurred to expand our marketing efforts both nationally and internationally

Professional Services Segment

Professional services includes a wide range of professional consulting, data analysis, reporting and technology solutions that support our verification business and generate incremental revenue specific to the food and agricultural industry. Professional services revenue for the three months ended March 31, 2024 decreased less than $0.1 million, compared to the same period in 2023.

Costs of revenues for our professional services segment for the three months ended March 31, 2024 and 2023 was approximately $0.3 million and $0.4 million, respectively. Gross margin for the three months ended March 31, 2024 remained relatively flat at 26.7% compared to 26.5% for the same period in 2023.

Dividend Income from Progressive Beef

For the three months ended March 31, 2024, the Company did not receive any dividend income from Progressive Beef. For the three months ended March 31, 2023, the Company received dividend income of $50,000, from Progressive Beef representing a distribution of their earnings.

Income Tax Expense

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three months ended March 31, 2024, we recorded income tax expense of approximately $87,000 compared to income tax expense of $90,000 for the same period in 2023.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the three months ended March 31, 2024 was approximately $0.2 million and $0.03 per basic and diluted common share, respectively, compared to net income of approximately $0.1 million and $0.02 per basic and diluted common share for the same period in 2023.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2023 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2024, the Company recognizes matters specific to pandemics, the inflationary environment and weather-related risks may have a continued economic impact on the Company, but management does not know and cannot estimate what the long-term financial impact may be. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

On September 30, 2019, our Board of Directors approved a new plan to buyback up to 2.5 million additional shares of our common stock from the open market (“Stock Buyback Plan”). Activity for the three months ended March 31, 2024 is as follows:

	Number of Shares	Cost of Shares (in thousands)	Average Cost per Share
Shares purchased - January 2024	10,433	$144	$13.77
Shares purchased - February 2024	9,938	$136	$13.68
Shares purchased - March 2024	15,500	$189	$12.16
Total	35,871	$469

Private Purchase of Common Shares

During March 2024, the Company purchased 80,201 shares of its common stock from one shareholder for approximately $1.0 million. The purchase was limited to this single shareholder who approached the company; it was privately negotiated and involved no solicitation or advertising. No fees were paid in connection with the transaction, as it was a non-brokered placement. The shares were immediately retired upon purchase.

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

Date: May 2, 2024	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

By:	/s/ Dannette Henning
Chief Financial Officer

