Form 10-Q
period 2024-06-30
Where Food Comes From, Inc.
filed 2024-08-08
CIK 1360565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2024

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 1, 2024, was 5,356,973.

Where Food Comes From, Inc.

Table of Contents

June 30, 2024

Where Food Comes From, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
(Amounts in thousands, except per share amounts)	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,600	$2,641
Accounts receivable, net of allowance	2,221	2,128
Inventory	1,164	1,109
Prepaid expenses and other current assets	1,048	335
Total current assets	7,033	6,213
Property and equipment, net	791	844
Right-of-use assets, net	2,220	2,296
Equity investments	1,191	1,191
Intangible and other assets, net	2,127	2,303
Goodwill, net	2,946	2,946
Deferred tax assets, net	477	493
Total assets	$16,785	$16,286

Liabilities and Equity
Current liabilities:
Accounts payable	$695	$567
Accrued expenses and other current liabilities	1,353	615
Deferred revenue	2,338	1,485
Current portion of finance lease obligations	14	14
Current portion of operating lease obligations	329	298
Total current liabilities	4,729	2,979
Finance lease obligations, net of current portion	33	41
Operating lease obligation, net of current portion	2,337	2,447
Total liabilities	7,099	5,467

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 95,000 shares authorized;6,446 (2024) and 6,516 (2023) shares issued, and 5,363 (2024) and 5,503 (2023) shares outstanding	7	7
Additional paid-in-capital	11,348	12,290
Treasury stock of 1,083 (2024) and 1,014 (2023) shares	(12,077)	(11,219)
Retained earnings	10,408	9,741
Total equity	9,686	10,819
Total liabilities and stockholders’ equity	$16,785	$16,286

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,
(Amounts in thousands, except per share amounts)	2024	2023
Revenues:
Verification and certification service revenue	$5,252	$4,779
Product sales	819	938
Professional services	324	409
Total revenues	6,395	6,126
Costs of revenues:
Costs of verification and certification services	3,028	2,736
Costs of products	469	555
Costs of professional services	240	329
Total costs of revenues	3,737	3,620
Gross profit	2,658	2,506
Selling, general and administrative expenses	2,075	1,833
Income from operations	583	673
Other income/(expense):
Dividend income from Progressive Beef	100	50
Other income, net	7	11
Gain on sale of assets	-	5
Loss on foreign currency exchange	(2)	(2)
Interest expense	(1)	(1)
Income before income taxes	687	736
Income tax expense	198	204
Net income	$489	$532

Per share - net income:
Basic	$0.09	$0.09
Diluted	$0.09	$0.09

Weighted average number of common shares outstanding:
Basic	5,371	5,670
Diluted	5,388	5,735

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Income

(Unaudited)

	Six months ended June 30,
(Amounts in thousands, except per share amounts)	2024	2023
Revenues:
Verification and certification service revenue	$9,686	$8,585
Product sales	1,552	1,909
Professional services	739	899
Total revenues	11,977	11,393
Costs of revenues:
Costs of verification and certification services	5,543	4,932
Costs of products	903	1,123
Costs of professional services	544	689
Total costs of revenues	6,990	6,744
Gross profit	4,987	4,649
Selling, general and administrative expenses	4,143	3,821
Income from operations	844	828
Other income/(loss):
Dividend income from Progressive Beef	100	100
Other income, net	14	20
Gain on sale of assets	-	5
Loss on foreign currency exchange	(4)	(4)
Interest expense	(2)	(2)
Income before income taxes	952	947
Income tax expense	285	294
Net income	$667	$653

Per share - net income
Basic	$0.12	$0.12
Diluted	$0.12	$0.11

Weighted average number of common shares outstanding:
Basic	5,426	5,693
Diluted	5,444	5,760

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(Amounts in thousands)	2024	2023

Operating activities:
Net income	$667	$653
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	311	335
Gain on sale of assets	-	(5)
Stock-based compensation expense	11	32
Deferred tax expense	16	9
Bad debt expense / (recovery)	33	(33)
Changes in operating assets and liabilities:
Accounts receivable	(126)	-
Inventory	(55)	(308)
Prepaid expenses and other assets	(697)	(250)
Accounts payable	128	73
Accrued expenses and other current liabilities	738	235
Deferred revenue	853	563
Right of use assets and liabilities, net	(11)	(9)
Net cash provided by operating activities	1,868	1,295

Investing activities:
Investment in BlueTrace	-	(200)
Purchases of property, equipment and software development costs	(91)	(27)
Net cash used in investing activities	(91)	(227)

Financing activities:
Repayments of finance lease obligations	(7)	(6)
Proceeds from stock option exercise	74	46
Private purchase of common shares	(1,027)	-
Stock repurchase under Stock Buyback Plan	(858)	(2,066)
Net cash used in financing activities	(1,818)	(2,026)
Net change in cash	(41)	(958)
Cash at beginning of period	2,641	4,368
Cash at end of period	$2,600	$3,410

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

Where Food Comes From, Inc.

Consolidated Statement of Equity

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
(Amounts in thousands)	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2023	5,503	$7	$12,290	$(11,219)	$9,741	$10,819
Stock-based compensation expense	-	-	11	-	-	11
Stock option exercised	8	-	64	-	-	64
Private purchase of common shares	(80)	-	(1,027)	-	-	(1,027)
Repurchase of common shares under Stock Buyback Plan	(36)	-	-	(469)	-	(469)
Net income	-	-	-	-	178	178
Balance at March 31, 2024	5,395	$7	$11,338	$(11,688)	$9,919	$9,576

Stock option exercised	1	-	10	-	-	10
Repurchase of common shares under Stock Buyback Plan	(33)	-	-	(389)	-	(389)
Net income	-	-	-	-	489	489
Balance at June 30, 2024	5,363	$7	$11,348	$(12,077)	$10,408	$9,686

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

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2023, included in our Form 10-K filed on February 15, 2024. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform to current year presentation. Net income and shareholders’ equity were not affected by these reclassifications. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Seasonality

Our business is subject to seasonal fluctuations annually. Significant portions of our verification and certification service revenue are typically realized during late May through early October when the calf marketings and the growing seasons are at their peak.

Additionally, the cattle industry is cyclical by nature based on factors impacting current and future supplies such as drought-induced feedlot placements, higher cow and heifer slaughter, and lower auction receipts. The production lags inherent to this industry lead to long-lasting impacts of production decisions. For example, increased liquidation implies tighter supplies for next year. Similarly, times of herd expansion are typically a multi-year period. These cycles typically last roughly 10 years. The current cycle began in 2014, and we believe we are currently in the contraction phase of the cycle after peaking in 2018-2019. How long we continue to contract will be directly impacted by drought, pasture conditions, supply and demand.

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The following is a reconciliation of the share data used in the basic and diluted income per share computations (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Basic:
Weighted average shares outstanding	5,371	5,670	5,426	5,693
Diluted:
Weighted average shares outstanding	5,371	5,670	5,426	5,693
Weighted average effects of dilutive securities	17	65	18	67
Total	5,388	5,735	5,444	5,760

Antidilutive securities:	17	17	17	17

The effect of the inclusion of the antidilutive shares would have resulted in an increase in earnings per share. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Note 3 – Equity Investments

For the three months and six months ended June 30, 2024, the Company received dividend income from Progressive Beef of $0.1 million, representing a distribution of their earnings For the three and six months ended June 30, 2023, the Company received dividend income from Progressive Beef of $50,000 and $100,000, respectively. The income is reflected within the “Other income/(expense)” section of the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2024 and 2023.

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 4 – Intangible and Other Assets

The following table summarizes our intangible and other assets (amounts in thousands, except useful life):

	June 30,	December 31,	Estimated
	2024	2023	Useful Life
Intangible assets subject to amortization:
Tradenames and trademarks	$417	$417	2.5 - 8.0 years
Accreditations	75	75	5.0 years
Customer relationships	3,937	3,937	3.0 - 15.0 years
Patents	970	970	4.0 years
Non-compete agreements	121	121	5.0 years
	5,520	5,520
Less accumulated amortization	3,992	3,821
	1,528	1,699
Cryptocurrency (not subject to amortization)	116	116
Tradenames/trademarks (not subject to amortization)	465	465
	2,109	2,280
Other assets	18	23
Intangible and other assets:	$2,127	$2,303

For the three and six months ended June 30, 2024 and 2023, we have not sold any digital assets and have not recognized any impairment losses. As of June 30, 2024 and December 31, 2023, the carrying value of our digital assets held was $116,000.

Note 5 – Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities as of (amounts in thousands):

	June 30,	December 31,
	2024	2023

Income and sales taxes payable	$326	$62
Payroll related accruals	780	341
Customer deposits	121	41
Professional fees and other expenses	126	171
	$1,353	$615

Note 6 – Notes Payable

Unison Revolving Line of Credit

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2025. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. As of June 30, 2024 and December 31, 2023, the effective interest rate was 10.0%. The LOC is collateralized by all the business assets of Where Food Comes From Organic, Inc. (“WFCFO”). As of June 30, 2024, and December 31, 2023, there were no amounts outstanding under this LOC.

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

The amount of stock-based compensation expense recognized for the three and six month periods ended June 30, 2024 was $0 and $11,000, respectively. The amount of stock-based compensation expense recognized for the three and six month periods ended June 30, 2023 was $17,000 and $32,000, respectively. All compensation cost from unvested awards was recognized as of March 31, 2024.

During the three and six months ended June 30, 2024 and 2023, no stock options or common stock were awarded.

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

Stock Option Activity

Stock option activity under our Equity Incentive Plans is summarized as follows:

	Number of awards	Weighted avg. exercise price per share	Weighted avg. grant date fair value per share	Weighted avg. remaining contractual life (in years)	Aggregate intrinsic value

Outstanding, December 31, 2023	73,469	$8.84	$7.97	5.07	$346,125
Granted	-	$-	$-	-
Exercised	(9,750)	$7.59	$7.42	2.92
Expired/Forfeited	-	$-	$-	-
Outstanding, June 30, 2024	63,719	$9.04	$8.06	4.89	$345,019
Exercisable, June 30, 2024	63,719	$9.04	$8.06	4.89	$345,019
Unvested, June 30, 2024	-	$-	$-	-	$-

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on June 30, 2024 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on June 30, 2024.

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

The provision or benefit for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three and six months ended June 30, 2024 and 2023 we recorded an income tax expense of approximately $0.2 million and $0.3 million, respectively.

Note 9 - Revenue Recognition

Disaggregation of Revenue

We have identified three material revenue categories in our business: (i) verification and certification service revenue, (ii) product sales, (iii) professional services revenue.

Revenue attributable to each of our identified revenue categories is disaggregated in the table below (amounts in thousands).

	Three months ended June 30, 2024				Three months ended June 30, 2023
	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals
Revenues:
Verification and certification service revenue	$5,252	$-	$-	$5,252	$4,779	$-	$-	$4,779
Product sales	819	-	-	819	938	-	-	938
Professional services	-	324	-	324	-	409	-	409
Total revenues	$6,071	$324	$-	$6,395	$5,717	$409	$-	$6,126

	Six months ended June 30, 2024				Six months ended June 30, 2023
	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals
Revenues:
Verification and certification service revenue	$9,686	$-	$-	$9,686	$8,585	$-	$-	$8,585
Product sales	1,552	-	-	1,552	1,909	-	-	1,909
Professional services	-	739	-	739	-	899	-	899
Total revenues	$11,238	$739	$-	$11,977	$10,494	$899	$-	$11,393

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Contract Balances

As of June 30, 2024 and December 31, 2023, accounts receivable from contracts with customers, net of allowance for doubtful accounts, was approximately $2.2 million and $2.1 million, respectively.

As of June 30, 2024 and December 31, 2023, deferred revenue from contracts with customers was approximately $2.3 million and $1.5 million, respectively. The balance of the contract liabilities at June 30, 2024 and December 31, 2023 are expected to be recognized as revenue within one year or less of the invoice date.

The following table reflects the changes in our contract liabilities during the six month period ended June 30, 2024 (amounts in thousands):

Deferred revenue:
Unearned revenue December 31, 2023	$1,485
Unearned billings	2,518
Revenue recognized	(1,665)
Unearned revenue June 30, 2024	$2,338

Note 10 – Leases

The components of lease expense were as follows (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating lease cost	$111	$122	$227	$245
Finance lease cost
Amortization of assets	3	3	7	7
Interest on finance lease obligations	1	2	2	3
Variable lease cost	-	-	-	-
Total net lease cost	$115	$127	$236	$255

Included in the table above, for the three and six months ended June 30, 2024 and 2023, is $0.1 million and $0.2 million of operating lease cost for our corporate headquarters. This space is being leased from The Move, LLC. Our CEO and President, each a related party to WFCF, have a 24.3% jointly-held ownership interest in The Move, LLC.

Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	June 30, 2024			December 31, 2023
Operating leases:	Related Party	Other	Total	Related Party	Other	Total
Operating lease ROU assets	$2,048	$129	$2,177	$2,158	$87	$2,245
Current operating lease liabilities	$262	$67	$329	$249	$49	$298
Noncurrent operating lease liabilities	2,273	64	2,337	2,407	40	2,447
Total operating lease liabilities	$2,535	$131	$2,666	$2,656	$89	$2,745

Finance leases:	June 30, 2024	December 31, 2023
Right of use asset, at cost	$76	$76
Accumulated amortization	(33)	(25)
Property and equipment, net	$43	$51

Current obligations of finance leases	$14	$14
Finance leases, net of current obligations	33	41
Total finance lease liabilities	$47	$55

Weighted average remaining lease term (in years):
Operating leases	6.8	7.4
Finance leases	3.2	3.7

Weighted average discount rate:
Operating leases	5.8%	5.8%
Finance leases	8.4%	8.3%

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Supplemental cash flow and other information related to leases was as follows (amounts in thousands):

Supplement cash flow info:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$116	$126	$236	$254
Operating cash flows from finance leases	$1	$2	$2	$3
Financing cash flows from finance leases	$4	$3	$7	$6

ROU assets obtained in exchange for lease liabilities:
Operating leases	$-	$-	$80	$-

Maturities of lease liabilities were as follows (amounts in thousands):

Years Ending December 31st,	Operating Leases	Finance Leases
2024 (remaining six months)	$236	$8
2025	471	18
2026	456	14
2027	430	14
2028	443	-
Thereafter	1,205	-
Total lease payments	3,241	54
Less amount representing interest	(575)	(7)
Total lease obligations	2,666	47
Less current portion	(329)	(14)
Long-term lease obligations	$2,337	$33

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

The Company eliminates intercompany transfers between segments for management reporting purposes. The following table shows information for reportable operating segments (amounts in thousands):

	Three months ended June 30, 2024				Three months ended June 30, 2023
	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,947	$999	$-	$2,946
All other assets, net	298	2,695	10,846	13,839	6,249	2,660	5,819	14,728
Total assets	$2,245	$3,694	$10,846	$16,785	$8,196	$3,659	$5,819	$17,674

Revenues:
Verification and certification service revenue	$5,252	$-	$-	$5,252	$4,779	$-	$-	$4,779
Product sales	819	-	-	819	938	-	-	938
Professional services	-	324	-	324	-	409	-	409
Total revenues	$6,071	$324	$-	$6,395	$5,717	$409	$-	$6,126
Costs of revenues:
Costs of verification and certification services	3,028	-	-	3,028	2,736	-	-	2,736
Costs of products	469	-	-	469	555	-	-	555
Costs of professional services	-	240	-	240	-	329	-	329
Total costs of revenues	3,497	240	-	3,737	3,291	329	-	3,620
Gross profit	2,574	84	-	2,658	2,426	80	-	2,506
Depreciation & amortization	114	42	-	156	120	43	-	163
Other operating expenses	1,870	49	-	1,919	1,599	71	-	1,670
Segment operating income/(loss)	$590	$(7)	$-	$583	$707	$(34)	$-	$673
Other items to reconcile segment operating income (loss) to net income/(loss):
Other income / (expense)	106	(2)	-	104	65	(2)	-	63
Income tax expense	-	-	(198)	(198)	-	-	(204)	(204)
Net income/(loss)	$696	$(9)	$(198)	$489	$772	$(36)	$(204)	$532

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

	Six months ended June 30, 2024				Six months ended June 30, 2023
	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,947	$999	$-	$2,946
All other assets, net	298	2,695	10,846	13,839	6,249	2,660	5,819	14,728
Total assets	$2,245	$3,694	$10,846	$16,785	$8,196	$3,659	$5,819	$17,674

Revenues:
Verification and certification service revenue	$9,686	$-	$-	$9,686	$8,585	$-	$-	$8,585
Product sales	1,552	-	-	1,552	1,909	-	-	1,909
Professional services	-	739	-	739	-	899	-	899
Total revenues	$11,238	$739	$-	$11,977	$10,494	$899	$-	$11,393
Costs of revenues:
Costs of verification and certification services	5,543	-	-	5,543	4,932	-	-	4,932
Costs of products	903	-	-	903	1,123	-	-	1,123
Costs of professional services	-	544	-	544	-	689	-	689
Total costs of revenues	6,446	544	-	6,990	6,055	689	-	6,744
Gross profit	4,792	195	-	4,987	4,439	210	-	4,649
Depreciation & amortization	228	83	-	311	251	84	-	335
Other operating expenses	3,712	120	-	3,832	3,343	143	-	3,486
Segment operating income/(loss)	$852	$(8)	$-	$844	$845	$(17)	$-	$828
Other items to reconcile segment operating income (loss) to net income/(loss):
Other income / (expense)	112	(4)	-	108	122	(3)	-	119
Income tax expense	-	-	(285)	(285)	-	-	(294)	(294)
Net income/(loss)	$964	$(12)	$(285)	$667	$967	$(20)	$(294)	$653

Note 13 – Supplemental Cash Flow Information

	Six months ended June 30,
(Amounts in thousands)	2024	2023
Cash paid during the year:
Interest expense	$-	$-
Income taxes	$602	$469

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

Human Capital Resources

Our greatest asset is our people, and we continue to attract the best and brightest with our competitive pay and benefits package. As of June 30, 2024, we had 104 total employees, of which 89 were full-time employees. Approximately 85% of our workforce is comprised of female and other minority employees.

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

Additionally, the cattle industry is cyclical by nature based on factors impacting current and future supplies such as drought-induced feedlot placements, higher cow and heifer slaughter, and lower auction receipts. The production lags inherent to this industry lead to long-lasting impacts of production decisions. For example, increased liquidation implies tighter supplies for next year. Similarly, times of herd expansion are typically a multi-year period. These cycles typically last roughly 10 years. The current cycle began in 2014 and we believe we are currently in the contraction phase of the cycle after peaking in 2018-2019. How long we continue to contract will be directly impacted by drought, pasture conditions, supply and demand.

Because of the seasonality of the business and cyclical nature of our industry, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Liquidity and Capital Resources

At June 30, 2024 and December 31, 2023, we had cash and cash equivalents of approximately $2.6 million. Our working capital at June 30, 2024 and December 31, 2023 was approximately $2.3 million and $3.2 million, respectively.

Net cash provided by operating activities for the six months ended June 30, 2024 was approximately $1.9 million compared to $1.3 million during the same period in 2023. Net cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock-based compensation expense, and deferred taxes. Fluctuations are primarily due to operating performance offset by the timing of cash receipts and cash disbursements. The cash provided by operating activities for the period ending June 30, 2024 compared to the same period in 2023 was primarily driven by an increase in operating performance.

Net cash used in investing activities for the six months ended June 30, 2024 was approximately $91,000 compared to $0.2 million in the 2023 period. Net cash used in the period ending June 30, 2023 was primarily related to our equity investment in BlueTrace.

Net cash used in financing activities for the six months ended June 30, 2024 and 2023 was approximately $1.8 million and $2.0 million, respectively. Cash used for the period ending six months ended June 30, 2024, was primarily due to a private purchase of our common shares and the repurchase of common shares under the Stock Buyback Plan. Cash used for the period ending June 30, 2023, was primarily due to the repurchase of common shares under the Stock Buyback Plan.

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

Debt Facility

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2025. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due upon maturity. As of June 30, 2024 and December 31, 2023, the effective interest rate was 10.0%. The LOC is collateralized by all the business assets of Where Food Comes From Organic, Inc. (“WFCFO”). As of June 30, 2024, and December 31, 2023, there were no amounts outstanding under this LOC.

Off-Balance Sheet Arrangements

As of June 30, 2024, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2024 compared to the same period in fiscal year 2023

The following table shows information for reportable operating segments (amounts in thousands):

	Three months ended June 30, 2024				Three months ended June 30, 2023
	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,947	$999	$-	$2,946
All other assets, net	298	2,695	10,846	13,839	6,249	2,660	5,819	14,728
Total assets	$2,245	$3,694	$10,846	$16,785	$8,196	$3,659	$5,819	$17,674

Revenues:
Verification and certification service revenue	$5,252	$-	$-	$5,252	$4,779	$-	$-	$4,779
Product sales	819	-	-	819	938	-	-	938
Professional services	-	324	-	324	-	409	-	409
Total revenues	$6,071	$324	$-	$6,395	$5,717	$409	$-	$6,126
Costs of revenues:
Costs of verification and certification services	3,028	-	-	3,028	2,736	-	-	2,736
Costs of products	469	-	-	469	555	-	-	555
Costs of professional services	-	240	-	240	-	329	-	329
Total costs of revenues	3,497	240	-	3,737	3,291	329	-	3,620
Gross profit	2,574	84	-	2,658	2,426	80	-	2,506
Depreciation & amortization	114	42	-	156	120	43	-	163
Other operating expenses	1,870	49	-	1,919	1,599	71	-	1,670
Segment operating income/(loss)	$590	$(7)	$-	$583	$707	$(34)	$-	$673
Other items to reconcile segment operating income (loss) to net income/(loss):
Other income / (expense)	106	(2)	-	104	65	(2)	-	63
Income tax expense	-	-	(198)	(198)	-	-	(204)	(204)
Net income/(loss)	$696	$(9)	$(198)	$489	$772	$(36)	$(204)	$532

	Six months ended June 30, 2024				Six months ended June 30, 2023
	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,947	$999	$-	$2,946
All other assets, net	298	2,695	10,846	13,839	6,249	2,660	5,819	14,728
Total assets	$2,245	$3,694	$10,846	$16,785	$8,196	$3,659	$5,819	$17,674

Revenues:
Verification and certification service revenue	$9,686	$-	$-	$9,686	$8,585	$-	$-	$8,585
Product sales	1,552	-	-	1,552	1,909	-	-	1,909
Professional services	-	739	-	739	-	899	-	899
Total revenues	$11,238	$739	$-	$11,977	$10,494	$899	$-	$11,393
Costs of revenues:
Costs of verification and certification services	5,543	-	-	5,543	4,932	-	-	4,932
Costs of products	903	-	-	903	1,123	-	-	1,123
Costs of professional services	-	544	-	544	-	689	-	689
Total costs of revenues	6,446	544	-	6,990	6,055	689	-	6,744
Gross profit	4,792	195	-	4,987	4,439	210	-	4,649
Depreciation & amortization	228	83	-	311	251	84	-	335
Other operating expenses	3,712	120	-	3,832	3,343	143	-	3,486
Segment operating income/(loss)	$852	$(8)	$-	$844	$845	$(17)	$-	$828
Other items to reconcile segment operating income (loss) to net income/(loss):
Other income / (expense)	112	(4)	-	108	122	(3)	-	119
Income tax expense	-	-	(285)	(285)	-	-	(294)	(294)
Net income/(loss)	$964	$(12)	$(285)	$667	$967	$(20)	$(294)	$653

Verification and Certification Segment

Verification and certification service revenues consist of fees charged for verification audits and other verification and certification related services that the Company performs for customers. Fees earned from our WFCF labeling program are also included in our verification and certification revenues as it represents a value-added extension of our source verification. We are recognized and utilized by numerous standard-setting bodies as an accredited verification or certification service provider. We enable food producers and brands to make certain claims on live animals or packaged food products by verifying that they are meeting the standards or guidelines associated with the claim(s) they are making. Verification and certification service revenue for the three and six months ended June 30, 2024 increased 9.9% and 12.8%, respectively, compared with the same periods in 2023. While our verification and certification service revenue continues to improve due to new customer growth and bundling opportunities, we believe we are in a low point of a contraction phase within the cattle cycle which negatively impacts revenue tied directly to price per head of cattle.

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. Product sales for the three and six months ended June 30, 2024 slightly decreased $0.1 million and $0.4 million, respectively, compared to the same period in 2023. We continue to see some new customer growth, but our customers are ordering less tags due to smaller beef cow herd size. According to the USDA July 2023 statistics, overall beef cow inventories have declined over 3% compared to last year. As mentioned above, we believe we are at a low point of a contraction phase within the cattle cycle which negatively impacts revenue tied directly to price per head of cattle.

Segment costs of revenues for the three and six months ended June 30, 2024 were approximately $3.5 million and $6.4 million, respectively, compared to approximately $3.3 million and $6.0 million, respectively for the same periods in 2023. Gross margin for the three months ended June 30, 2024 and 2023 was 42.4%, while the gross margin for the six months ended June 30, 2024 and 2023 was 42.6% and 42.3%, respectively. The slight improvement was primarily driven by higher margin verification services offset by increases in cost of product sales. Our margins are generally impacted by various fixed costs such as cost of products, salaries and benefits, insurance and taxes.

Other operating expenses for the three and six months ended June 30, 2024 increased by approximately $0.3 million, for both periods, compared to the same three and six month periods in 2023. The increase was primarily due to costs incurred to expand our marketing efforts both nationally and internationally.

Professional Services Segment

Professional services includes a wide range of professional consulting, data analysis, reporting and technology solutions that support our verification business and generate incremental revenue specific to the food and agricultural industry. Professional services revenue for the three and six months ended June 30, 2024 decreased less than $0.1 million and $0.2 million, respectively, compared to the same periods in 2023.

Costs of revenues for our professional services segment for the three and six months ended June 30, 2024 was approximately $0.2 million and $0.5 million, respectively, compared to approximately $0.3 million and $0.7 million, respectively, for the same periods in 2023. Gross margin for the three and six months ended June 30, 2024 remained relatively flat at 25.9% and 26.4%, respectively, compared to 19.6% and 23.4% for the same periods in 2023.

Dividend Income from Progressive Beef

For the three and six months ended June 30, 2024, the Company received dividend income from Progressive Beef of $0.1 million. For the three and six months ended June 30, 2023, the Company received dividend income of $50,000 and $100,000, respectively, from Progressive Beef representing a distribution of their earnings.

Income Tax Expense

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three and six months ended June 30, 2024 and 2023, we recorded income tax expense of approximately $0.2 million and $0.3 million, respectively.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the three and six months ended June 30, 2024 and 2023 was approximately $0.5 million and $0.7 million, respectively, and $0.09 and $0.12, respectively, per basic share common share and $0.09 and $0.12 per diluted common share for the three and six months ended June 30, 2024 and $0.09 and $0.11 per diluted common share for the three and six months ended June 30, 2023.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2023 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2024, the Company recognizes matters specific to pandemics, the inflationary environment and weather-related risks may have a continued economic impact on the Company, but management does not know and cannot estimate what the long-term financial impact may be. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

On September 30, 2019, our Board of Directors approved a new plan to buyback up to 2.5 million additional shares of our common stock from the open market (“Stock Buyback Plan”). Activity for the three months ended June 30, 2024 is as follows:

	Number of Shares	Cost of Shares (in thousands)	Average Cost per Share
Shares purchased - April 2024	19,701	$224	$11.38
Shares purchased - May 2024	12,495	$151	$12.06
Shares purchased - June 2024	1,151	$14	$12.41
Total	33,347	$389

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

Date: August 8, 2024	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

By:	/s/ Dannette Henning
Chief Financial Officer

