Form 10-Q
period 2024-09-30
Where Food Comes From, Inc.
filed 2024-11-12
CIK 1360565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2024

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 1, 2024, was 5,277,436.

Where Food Comes From, Inc.

Table of Contents

September 30, 2024

Where Food Comes From, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
(Amounts in thousands, except per share amounts)	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,757	$2,641
Accounts receivable, net of allowance	2,234	2,128
Inventory	1,089	1,109
Prepaid expenses and other current assets	1,309	335
Total current assets	7,389	6,213
Property and equipment, net	760	844
Right-of-use assets, net	2,144	2,296
Equity investments	1,191	1,191
Intangible and other assets, net	2,035	2,303
Goodwill, net	2,946	2,946
Deferred tax assets, net	481	493
Total assets	$16,946	$16,286

Liabilities and Equity
Current liabilities:
Accounts payable	$873	$567
Accrued expenses and other current liabilities	1,842	615
Deferred revenue	2,146	1,485
Current portion of finance lease obligations	15	14
Current portion of operating lease obligations	335	298
Total current liabilities	5,211	2,979
Finance lease obligations, net of current portion	29	41
Operating lease obligation, net of current portion	2,252	2,447
Total liabilities	7,492	5,467

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 95,000 shares authorized; 6,447 (2024) and 6,516 (2023) shares issued, and 5,297 (2024) and 5,503 (2023) shares outstanding	7	7
Additional paid-in-capital	11,358	12,290
Treasury stock of 1,149 (2024) and 1,014 (2023) shares	(12,811)	(11,219)
Retained earnings	10,900	9,741
Total equity	9,454	10,819
Total liabilities and stockholders’ equity	$16,946	$16,286

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,
(Amounts in thousands, except per share amounts)	2024	2023
Revenues:
Verification and certification service revenue	$5,486	$5,359
Product sales	1,329	1,221
Professional services	292	431
Total revenues	7,107	7,011
Costs of revenues:
Costs of verification and certification services	3,288	3,123
Costs of products	841	681
Costs of professional services	204	341
Total costs of revenues	4,333	4,145
Gross profit	2,774	2,866
Selling, general and administrative expenses	2,166	1,920
Income from operations	608	946
Other income/(expense):
Dividend income from Progressive Beef	50	50
Other income, net	15	16
Gain on sale of assets	1	-
Loss on foreign currency exchange	-	(2)
Interest expense	(1)	(1)
Income before income taxes	673	1,009
Income tax expense	181	286
Net income	$492	$723

Per share - net income:
Basic	$0.09	$0.13
Diluted	$0.09	$0.13

Weighted average number of common shares outstanding:
Basic	5,342	5,599
Diluted	5,357	5,658

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Operations

(Unaudited)

	Nine months ended September 30,
(Amounts in thousands, except per share amounts)	2024	2023
Revenues:
Verification and certification service revenue	$15,172	$13,944
Product sales	2,881	3,130
Professional services	1,031	1,330
Total revenues	19,084	18,404
Costs of revenues:
Costs of verification and certification services	8,831	8,055
Costs of products	1,744	1,804
Costs of professional services	748	1,030
Total costs of revenues	11,323	10,889
Gross profit	7,761	7,515
Selling, general and administrative expenses	6,309	5,741
Income from operations	1,452	1,774
Other income/(expense):
Dividend income from Progressive Beef	150	150
Other income, net	29	36
Gain on sale of assets	1	5
Loss on foreign currency exchange	(4)	(6)
Interest expense	(3)	(3)
Income before income taxes	1,625	1,956
Income tax expense	466	580
Net income	$1,159	$1,376

Per share - net income
Basic	$0.22	$0.25
Diluted	$0.21	$0.24

Weighted average number of common shares outstanding:
Basic	5,398	5,605
Diluted	5,415	5,669

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(Amounts in thousands)	2024	2023

Operating activities:
Net income	$1,159	$1,376
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	467	488
Gain on sale of assets	(1)	(5)
Stock-based compensation expense	11	38
Deferred tax expense	12	15
Bad debt expense	52	39
Changes in operating assets and liabilities:
Accounts receivable	(158)	(158)
Inventory	20	(232)
Prepaid expenses and other assets	(958)	(32)
Accounts payable	306	82
Accrued expenses and other current liabilities	1,227	584
Deferred revenue	661	435
Right of use assets and liabilities, net	(18)	(17)
Net cash provided by operating activities	2,780	2,613

Investing activities:
Investment in BlueTrace	-	(200)
Proceeds from sale of intangible assets	11	-
Purchases of property, equipment and software development costs	(130)	(87)
Net cash used in investing activities	(119)	(287)

Financing activities:
Repayments of finance lease obligations	(10)	(9)
Proceeds from stock option exercise	84	49
Private purchase of common shares	(1,027)	-
Stock repurchase under Stock Buyback Plan	(1,592)	(2,921)
Net cash used in financing activities	(2,545)	(2,881)
Net change in cash	116	(555)
Cash at beginning of period	2,641	4,368
Cash at end of period	$2,757	$3,813

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

Where Food Comes From, Inc.

Consolidated Statement of Equity

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
(Amounts in thousands)	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2023	5,503	$7	$12,290	$(11,219)	$9,741	$10,819
Stock-based compensation expense	-	-	11	-	-	11
Stock option exercised	8	-	64	-	-	64
Private purchase of common shares	(80)	-	(1,027)	-	-	(1,027)
Repurchase of common shares under Stock Buyback Plan	(36)	-	-	(469)	-	(469)
Net income	-	-	-	-	178	178
Balance at March 31, 2024	5,395	$7	$11,338	$(11,688)	$9,919	$9,576

Stock option exercised	1	-	10	-	-	10
Repurchase of common shares under Stock Buyback Plan	(33)	-	-	(389)	-	(389)
Net income	-	-	-	-	489	489
Balance at June 30, 2024	5,363	$7	$11,348	$(12,077)	$10,408	$9,686

Stock option exercised	1	-	10	-	-	10
Repurchase of common shares under Stock Buyback Plan	(67)	-	-	(734)	-	(734)
Net income	-	-	-	-	492	492
Balance at September 30, 2024	5,297	$7	$11,358	$(12,811)	$10,900	$9,454

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

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2023, included in our Form 10-K filed on February 15, 2024. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform to current year presentation. Net income and shareholders’ equity were not affected by these reclassifications. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The following is a reconciliation of the share data used in the basic and diluted income per share computations (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Basic:
Weighted average shares outstanding	5,342	5,599	5,398	5,605

Diluted:
Weighted average shares outstanding	5,342	5,599	5,398	5,605
Weighted average effects of dilutive securities	15	59	17	64
Total	5,357	5,658	5,415	5,669

Antidilutive securities:	17	17	17	17

The effect of the inclusion of the antidilutive shares would have resulted in an increase in earnings per share. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Note 3 – Equity Investments

For the three months and nine months ended September 30, 2024 and 2023, the Company received dividend income from Progressive Beef of $50,000 and $150,000, respectively, representing a distribution of their earnings The income is reflected within the “Other income/(expense)” section of the Company’s Consolidated Statement of Operations for the three and nine months ended September 30, 2024 and 2023.

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 4 – Intangible and Other Assets

The following table summarizes our intangible and other assets (amounts in thousands, except useful life):

	September 30,	December 31,	Estimated
	2024	2023	Useful Life
Intangible assets subject to amortization:
Tradenames and trademarks	$417	$417	2.5 - 8.0 years
Accreditations	75	75	5.0 years
Customer relationships	3,928	3,937	3.0 - 15.0 years
Patents	970	970	4.0 years
Non-compete agreements	121	121	5.0 years
	5,511	5,520
Less accumulated amortization	4,076	3,821
	1,435	1,699
Cryptocurrency (not subject to amortization)	116	116
Tradenames/trademarks (not subject to amortization)	465	465
	2,016	2,280
Other assets	19	23
Intangible and other assets:	$2,035	$2,303

For the three and nine months ended September 30, 2024 and 2023, we have not sold any digital assets and have not recognized any impairment losses. As of September 30, 2024 and December 31, 2023, the carrying value of our digital assets held was $116,000.

Note 5 – Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities as of (amounts in thousands):

	September 30,	December 31,
	2024	2023
Income and sales taxes payable	$525	$62
Payroll related accruals	1,096	341
Customer deposits	113	41
Professional fees and other expenses	108	171
	$1,842	$615

Note 6 – Notes Payable

Unison Revolving Line of Credit

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2025. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. As of September 30, 2024 and December 31, 2023, the effective interest rate was 10.0%. The LOC is collateralized by all the business assets of Where Food Comes From Organic, Inc. (“WFCFO”). As of September 30, 2024, and December 31, 2023, there were no amounts outstanding under this LOC.

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

The amount of stock-based compensation expense recognized for the three and nine month periods ended September 30, 2024 was $0 and $11,000, respectively. The amount of stock-based compensation expense recognized for the three and nine month periods ended September 30, 2023 was $6,000 and $38,000, respectively. All compensation cost from unvested awards was recognized as of March 31, 2024.

During the three and nine months ended September 30, 2024 and 2023, no stock options or common stock were awarded.

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

Stock Option Activity

Stock option activity under our Equity Incentive Plans is summarized as follows:

	Number of awards	Weighted avg. exercise price per share	Weighted avg. grant date fair value per share	Weighted avg remaining contractual life (in years)	Aggregate intrinsic value
Outstanding, December 31, 2023	73,469	$8.84	$7.97	5.07	$346,125
Granted	-	$-	$-	-
Exercised	(11,000)	$7.66	$7.40	3.29
Expired/Forfeited	-	$-	$-	-
Outstanding, September 30, 2024	62,469	$8.87	$8.07	4.62	$334,769
Exercisable, September 30, 2024	62,469	$8.87	$8.07	4.62	$334,769
Unvested, September 30, 2024	-	$-	$-	-	$-

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on September 30, 2024 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on September 30, 2024.

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

The provision or benefit for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three months ended September 30, 2024 and 2023 we recorded an income tax expense of approximately $0.2 million and $0.3 million, respectively. For the nine months ended September 30, 2024 and 2023 we recorded an income tax expense of approximately $0.5 million and $0.6 million, respectively.

Note 9 - Revenue Recognition

Disaggregation of Revenue

We have identified three material revenue categories in our business: (i) verification and certification service revenue, (ii) product sales, (iii) professional services revenue.

Revenue attributable to each of our identified revenue categories is disaggregated in the table below (amounts in thousands).

	Nine months ended September 30, 2024				Nine months ended September 30, 2023
	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals

Revenues:
Verification and certification service revenue	$15,172	$-	$-	$15,172	$13,944	$-	$-	$13,944
Product sales	2,881	-	-	2,881	3,130	-	-	3,130
Professional services	-	1,031	-	1,031	-	1,330	-	1,330
Total revenues	$18,053	$1,031	$-	$19,084	$17,074	$1,330	$-	$18,404

	Three months ended September 30, 2024				Three months ended September 30, 2023
	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals

Revenues:
Verification and certification service revenue	$5,486	$-	$-	$5,486	$5,359	$-	$-	$5,359
Product sales	1,329	-	-	1,329	1,221	-	-	1,221
Professional services	-	292	-	292	-	431	-	431
Total revenues	$6,815	$292	$-	$7,107	$6,580	$431	$-	$7,011

Contract Balances

As of September 30, 2024 and December 31, 2023, accounts receivable from contracts with customers, net of allowance for doubtful accounts, was approximately $2.2 million and $2.1 million, respectively.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

As of September 30, 2024 and December 31, 2023, deferred revenue from contracts with customers was approximately $2.1 million and $1.5 million, respectively. The balance of the contract liabilities at September 30, 2024 and December 31, 2023 are expected to be recognized as revenue within one year or less of the invoice date.

The following table reflects the changes in our contract liabilities during the nine month period ended September 30, 2024 (amounts in thousands):

Deferred revenue:
Unearned revenue December 31, 2023	$1,485
Unearned billings	3,246
Revenue recognized	(2,585)
Unearned revenue September 30, 2024	$2,146

Note 10 – Leases

The components of lease expense were as follows (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating lease cost	$110	$119	$337	$364
Finance lease cost
Amortization of assets	4	4	11	11
Interest on finance lease obligations	1	1	3	4
Variable lease cost	-	-	-	-
Total net lease cost	$115	$124	$351	$379

Included in the table above, for the three and nine months ended September 30, 2024 and 2023, is $0.1 million and $0.3 million of operating lease cost for our corporate headquarters. This space is being leased from The Move, LLC. Our CEO and President, each a related party to WFCF, have a 24.3% jointly-held ownership interest in The Move, LLC.

Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	September 30, 2024			December 31, 2023
Operating leases:	Related Party	Other	Total	Related Party	Other	Total
Operating lease ROU assets	$1,991	$113	$2,104	$2,158	$87	$2,245

Current operating lease liabilities	$269	$66	$335	$249	$49	$298
Noncurrent operating lease liabilities	2,203	49	2,252	2,407	40	2,447
Total operating lease liabilities	$2,472	$115	$2,587	$2,656	$89	$2,745

Finance leases:	September 30, 2024	December 31, 2023
Right of use asset, at cost	$76	$76
Accumulated amortization	(36)	(25)
Property and equipment, net	$40	$51

Current obligations of finance leases	$15	$14
Finance leases, net of current obligations	29	41
Total finance lease liabilities	$44	$55

Weighted average remaining lease term (in years):
Operating leases	6.6	7.4
Finance leases	3.0	3.7

Weighted average discount rate:
Operating leases	5.8%	5.8%
Finance leases	8.4%	8.3%

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Supplemental cash flow and other information related to leases was as follows (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$118	$126	$354	$380
Operating cash flows from finance leases	$1	$1	$3	$4
Financing cash flows from finance leases	$3	$3	$10	$9

ROU assets obtained in exchange for lease liabilities:
Operating leases	$-	$-	$80	$-

Maturities of lease liabilities were as follows (amounts in thousands):

Years Ending December 31st,	Operating Leases	Finance Leases
2024 (remaining three months)	$119	$4
2025	471	18
2026	456	14
2027	430	14
2028	443	-
Thereafter	1,205	-
Total lease payments	3,124	50
Less amount representing interest	(537)	(6)
Total lease obligations	2,587	44
Less current portion	(335)	(15)
Long-term lease obligations	$2,252	$29

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

The Company eliminates intercompany transfers between segments for management reporting purposes. The following table shows information for reportable operating segments (amounts in thousands):

	Three months ended September 30, 2024				Three months ended September 30, 2023
	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,947	$999	$-	$2,946
All other assets, net	(536)	2,715	11,821	14,000	5,252	2,686	6,804	14,742
Total assets	$1,411	$3,714	$11,821	$16,946	$7,199	$3,685	$6,804	$17,688

Revenues:
Verification and certification service revenue	$5,486	$-	$-	$5,486	$5,359	$-	$-	$5,359
Product sales	1,329	-	-	1,329	1,221	-	-	1,221
Professional services	-	292	-	292	-	431	-	431
Total revenues	$6,815	$292	$-	$7,107	$6,580	$431	$-	$7,011
Costs of revenues:
Costs of verification and certification services	3,288	-	-	3,288	3,123	-	-	3,123
Costs of products	841	-	-	841	681	-	-	681
Costs of professional services	-	204	-	204	-	341	-	341
Total costs of revenues	4,129	204	-	4,333	3,804	341	-	4,145
Gross profit	2,686	88	-	2,774	2,776	90	-	2,866
Depreciation & amortization	115	41	-	156	111	42	-	153
Other operating expenses	1,978	32	-	2,010	1,682	85	-	1,767
Segment operating income/(loss)	$593	$15	$-	$608	$983	$(37)	$-	$946
Other items to reconcile segment operating income (loss) to net income/(loss):
Other income / (expense)	65	-	-	65	65	(2)	-	63
Income tax expense	-	-	(181)	(181)	-	-	(286)	(286)
Net income/(loss)	$658	$15	$(181)	$492	$1,048	$(39)	$(286)	$723

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

	Nine months ended September 30, 2024				Nine months ended September 30, 2023
	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,947	$999	$-	$2,946
All other assets, net	(536)	2,715	11,821	14,000	5,252	2,686	6,804	14,742
Total assets	$1,411	$3,714	$11,821	$16,946	$7,199	$3,685	$6,804	$17,688

Revenues:
Verification and certification service revenue	$15,172	$-	$-	$15,172	$13,944	$-	$-	$13,944
Product sales	2,881	-	-	2,881	3,130	-	-	3,130
Professional services	-	1,031	-	1,031	-	1,330	-	1,330
Total revenues	$18,053	$1,031	$-	$19,084	$17,074	$1,330	$-	$18,404
Costs of revenues:
Costs of verification and certification services	8,831	-	-	8,831	8,055	-	-	8,055
Costs of products	1,744	-	-	1,744	1,804	-	-	1,804
Costs of professional services	-	748	-	748	-	1,030	-	1,030
Total costs of revenues	10,575	748	-	11,323	9,859	1,030	-	10,889
Gross profit	7,478	283	-	7,761	7,215	300	-	7,515
Depreciation & amortization	342	125	-	467	361	127	-	488
Other operating expenses	5,691	151	-	5,842	5,027	226	-	5,253
Segment operating income/(loss)	$1,445	$7	$-	$1,452	$1,827	$(53)	$-	$1,774
Other items to reconcile segment operating income (loss) to net income/(loss):
Other income / (expense)	172	1	-	173	187	(5)	-	182
Income tax expense	-	-	(466)	(466)	-	-	(580)	(580)
Net income/(loss)	$1,617	$8	$(466)	$1,159	$2,014	$(58)	$(580)	$1,376

Note 13 – Supplemental Cash Flow Information

	Nine months ended September 30,
(Amounts in thousands)	2024	2023
Cash paid during the year:
Interest expense	$-	$-
Income taxes	$925	$659

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

Human Capital Resources

Our greatest asset is our people, and we continue to attract the best and brightest with our competitive pay and benefits package. As of September 30, 2024, we had 104 total employees, of which 94 were full-time employees. Approximately 84% of our workforce is comprised of female and other minority employees.

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

Liquidity and Capital Resources

At September 30, 2024 and December 31, 2023, we had cash and cash equivalents of approximately $2.8 million and $2.6 million, respectively. Our working capital at September 30, 2024 and December 31, 2023 was approximately $2.2 million and $3.2 million, respectively.

Net cash provided by operating activities for the nine months ended September 30, 2024 was approximately $2.8 million compared to $2.6 million during the same period in 2023. Net cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, stock-based compensation expense, and deferred taxes. Fluctuations are primarily due to operating performance offset by the timing of cash receipts and cash disbursements. The increase in cash provided by operating activities for the periods ending September 30, 2024 and 2023 was primarily driven by a change in accrued expenses and other current liabilities, prepaid expenses and other assets, and deferred revenue.

Net cash used in investing activities for the nine months ended September 30, 2024 was approximately $0.1 million compared to $0.3 million in the 2023 period. Net cash used in the period ending September 30, 2023 was primarily related to our equity investment in BlueTrace.

Net cash used in financing activities for the nine months ended September 30, 2024 and 2023 was approximately $2.5 million and $2.9 million, respectively. Cash used for the period ending nine months ended September 30, 2024, was primarily due to a private purchase of our common shares and the repurchase of common shares under the Stock Buyback Plan. Cash used for the period ending September 30, 2023, was primarily due to the repurchase of common shares under the Stock Buyback Plan.

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

Debt Facility

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2025. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due upon maturity. As of September 30, 2024 and December 31, 2023, the effective interest rate was 10.0%. The LOC is collateralized by all the business assets of Where Food Comes From Organic, Inc. (“WFCFO”). As of September 30, 2024, and December 31, 2023, there were no amounts outstanding under this LOC.

Off-Balance Sheet Arrangements

As of September 30, 2024, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2024 compared to the same period in fiscal year 2023

The following table shows information for reportable operating segments (amounts in thousands):

	Three months ended September 30, 2024				Three months ended September 30, 2023
	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,947	$999	$-	$2,946
All other assets, net	(536)	2,715	11,821	14,000	5,252	2,686	6,804	14,742
Total assets	$1,411	$3,714	$11,821	$16,946	$7,199	$3,685	$6,804	$17,688

Revenues:
Verification and certification service revenue	$5,486	$-	$-	$5,486	$5,359	$-	$-	$5,359
Product sales	1,329	-	-	1,329	1,221	-	-	1,221
Professional services	-	292	-	292	-	431	-	431
Total revenues	$6,815	$292	$-	$7,107	$6,580	$431	$-	$7,011
Costs of revenues:
Costs of verification and certification services	3,288	-	-	3,288	3,123	-	-	3,123
Costs of products	841	-	-	841	681	-	-	681
Costs of professional services	-	204	-	204	-	341	-	341
Total costs of revenues	4,129	204	-	4,333	3,804	341	-	4,145
Gross profit	2,686	88	-	2,774	2,776	90	-	2,866
Depreciation & amortization	115	41	-	156	111	42	-	153
Other operating expenses	1,978	32	-	2,010	1,682	85	-	1,767
Segment operating income/(loss)	$593	$15	$-	$608	$983	$(37)	$-	$946
Other items to reconcile segment operating income (loss) to net income/(loss):
Other income / (expense)	65	-	-	65	65	(2)	-	63
Income tax expense	-	-	(181)	(181)	-	-	(286)	(286)
Net income/(loss)	$658	$15	$(181)	$492	$1,048	$(39)	$(286)	$723

	Nine months ended September 30, 2024				Nine months ended September 30, 2023
	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Consulting Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,947	$999	$-	$2,946
All other assets, net	(536)	2,715	11,821	14,000	5,252	2,686	6,804	14,742
Total assets	$1,411	$3,714	$11,821	$16,946	$7,199	$3,685	$6,804	$17,688

Revenues:
Verification and certification service revenue	$15,172	$-	$-	$15,172	$13,944	$-	$-	$13,944
Product sales	2,881	-	-	2,881	3,130	-	-	3,130
Professional services	-	1,031	-	1,031	-	1,330	-	1,330
Total revenues	$18,053	$1,031	$-	$19,084	$17,074	$1,330	$-	$18,404
Costs of revenues:
Costs of verification and certification services	8,831	-	-	8,831	8,055	-	-	8,055
Costs of products	1,744	-	-	1,744	1,804	-	-	1,804
Costs of professional services	-	748	-	748	-	1,030	-	1,030
Total costs of revenues	10,575	748	-	11,323	9,859	1,030	-	10,889
Gross profit	7,478	283	-	7,761	7,215	300	-	7,515
Depreciation & amortization	342	125	-	467	361	127	-	488
Other operating expenses	5,691	151	-	5,842	5,027	226	-	5,253
Segment operating income/(loss)	$1,445	$7	$-	$1,452	$1,827	$(53)	$-	$1,774
Other items to reconcile segment operating income (loss) to net income/(loss):
Other income / (expense)	172	1	-	173	187	(5)	-	182
Income tax expense	-	-	(466)	(466)	-	-	(580)	(580)
Net income/(loss)	$1,617	$8	$(466)	$1,159	$2,014	$(58)	$(580)	$1,376

Verification and Certification Segment

Verification and certification service revenues consist of fees charged for verification audits and other verification and certification related services that the Company performs for customers. Fees earned from our WFCF labeling program are also included in our verification and certification revenues as it represents a value-added extension of our source verification. We are recognized and utilized by numerous standard-setting bodies as an accredited verification or certification service provider. We enable food producers and brands to make certain claims on live animals or packaged food products by verifying that they are meeting the standards or guidelines associated with the claim(s) they are making. Verification and certification service revenue for the three and nine months ended September 30, 2024 increased 2.4% and 8.8%, respectively, compared with the same periods in 2023. While our verification and certification service revenue continues to improve due to new customer growth and bundling opportunities, we believe we are in a low point of a contraction phase within the cattle cycle which negatively impacts revenue tied directly to price per head of cattle.

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. Product sales for the three months ended September 30, 2024 slightly increased $0.1 million, compared to the same period in 2023. Product sales for the nine months ended September 30, 2024 decreased $0.3 million, compared to the same period in 2023. We continue to see some new customer growth, but our customers are ordering less tags due to smaller beef cow herd size. According to the USDA July 2023 statistics, overall beef cow inventories have declined over 3% compared to last year. As mentioned above, we believe we are at a low point of a contraction phase within the cattle cycle which negatively impacts revenue tied directly to price per head of cattle.

Segment costs of revenues for the three and nine months ended September 30, 2024 were approximately $4.1 million and $10.6 million, respectively, compared to approximately $3.8 million and $9.9 million, respectively for the same periods in 2023. Gross margin for the three months ended September 30, 2024 and 2023 was 39.4% and 42.2%, respectively, while the gross margin for the nine months ended September 30, 2024 and 2023 was 41.4% and 42.3%, respectively. The slight decline was primarily driven by higher cost of product sales overset by higher margin verification services. Our margins are generally impacted by various fixed costs such as cost of products, salaries and benefits, insurance and taxes.

Other operating expenses for the three and nine months ended September 30, 2024 increased by approximately $0.3 million and $0.6 million, respectively, compared to the same three and nine month periods in 2023. Some of the increase was due to costs incurred to expand our marketing efforts both nationally and internationally. Additionally, some year-end audit and tax return preparation fees were incurred during the third quarter of 2024 versus the fourth quarter of 2023.

Professional Services Segment

Professional services includes a wide range of professional consulting, data analysis, reporting and technology solutions that support our verification business and generate incremental revenue specific to the food and agricultural industry. Professional services revenue for the three and nine months ended September 30, 2024 decreased approximately $0.1 million and $0.3 million, respectively, compared to the same periods in 2023.

Costs of revenues for our professional services segment for the three and nine months ended September 30, 2024 was approximately $0.2 million and $0.7 million, respectively, compared to approximately $0.3 million and $1.0 million, respectively, for the same periods in 2023. Gross margin for the three and nine months ended September 30, 2024 increased to 30.1% and 27.4%, respectively, compared to 20.9% and 22.6% for the same periods in 2023, as a result of realigning employees tasks to more profitable areas of focus.

Dividend Income from Progressive Beef

For the three and nine months ended September 30, 2024 and 2023, the Company received dividend income from Progressive Beef of $50,000 and $150,000, respectively, representing a distribution of their earnings.

Income Tax Expense

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three months ended September 30, 2024 and 2023 we recorded an income tax expense of approximately $0.2 million and $0.3 million, respectively. For the nine months ended September 30, 2024 and 2023 we recorded an income tax expense of approximately $0.5 million and $0.6 million, respectively.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the three and nine months ended September 30, 2024 was approximately $0.5 million and $1.2 million, respectively, and $0.09 and $0.22, respectively, per basic share common share and $0.09 and $0.21 per diluted common share. Compared to net income of approximately $0.7 million and $1.4 million, respectively, and $0.13 and $0.25, respectively, per basic share and $0.13 and $0.24, respectively, per diluted common share for the three and nine months ended September 30, 2023.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2023 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 30, 2024, the Company recognizes matters specific to pandemics, the inflationary environment and weather-related risks may have a continued economic impact on the Company, but management does not know and cannot estimate what the long-term financial impact may be. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

On September 30, 2019, our Board of Directors approved a new plan to buyback up to 2.5 million additional shares of our common stock from the open market (“Stock Buyback Plan”). Activity for the three months ended September 30, 2024 is as follows:

	Number of Shares	Cost of Shares (in thousands)	Average Cost per Share
Shares purchased - July 2024	6,147	$66	$10.76
Shares purchased - August 2024	19,448	215	$11.08
Shares purchased - September 2024	41,025	453	$11.04
Total	66,620	$734

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

Date: November 12, 2024	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

By:	/s/ Dannette Henning
Chief Financial Officer

