Form 10-K
period 2024-12-31
Where Food Comes From, Inc.
filed 2025-02-20
CIK 1360565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 28, 2024, the last business day of our most recently completed second fiscal quarter, was $32,344,018, based on the closing stock price on June 28, 2024 of $12.11.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 13, 2025 was 5,233,142.

DOCUMENTS INCORPORATED BY REFERENCE: Part III is incorporated by reference from the registrant’s Definitive Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed, pursuant to Regulation 14A, within 120 days after the close of the registrant’s 2024 fiscal year.

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

Growth Strategy

Due to organic growth in our portfolio of auditing standards, consumer demand and acquisitions, our sales have grown rapidly from $1.1 million in 2006 to $25.7 million in 2024, a 19-year compounded annual growth rate (“CAGR”) of approximately 18%.

Our growth strategy is as follows:

●	To cover more food groups than any other verification provider. Currently we verify beef, lamb, pork, poultry, fish, dairy, eggs, fresh produce, nuts and grains, wine and finished products. In the future, we hope to further expand our scope within beverages, seafood and other produce.

●	To offer solutions for all participants in the food supply chain, including feed and input ingredient providers, farmers, producers, packers, auction barns, processors, handlers, distributors, restaurants, retailers and consumers.

●	To expand on the industry’s largest solutions portfolio. We currently are verifying or certifying to more than 50 certification standards or guidelines. To our knowledge, that is the most in the industry.

●	To continue organic growth. We leverage our bundling capability to aggressively pursue new customers, while sustaining our recurring revenue model and high retention rates.

●	To continue growth through merger and acquisition opportunities. Through selective acquisitions, we can expand our footprint by adding new customers, services, food groups and revenue streams.

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

Current Marketplace Opportunities

Because of growing demand for increased transparency into food production practices, we believe there are three main market drivers to promote forward momentum for our business:

Market Driver #1 - Consumer awareness and expectations

●	Per Steve Stouffer, group president of Tyson Fresh Meats, “We recognize the importance of sustainable beef production practices that take care of people, the planet and animals. Our goal is to work with ranchers to verify (via a third-party) and, when possible, improve those practices so that we can be transparent with our customers and consumers about how cattle in our supply chain are raised.” The March 9, 2023 blog page titled “Creating a Pathway to a More Sustainable Beef Industry” written by Dr. Justin Ransom and Chad Martin continues to repeat this idea, “Through the Climate-Smart Beef Program, we (Tyson) can now track beef emissions at the individual animal level and work with our feedlot partners to share the data with producers so they can continue to build on their sustainable agriculture practices. To model these emissions, data – for example, farm management data and operational information – is collected and verified through third-party auditors such as Where Food Comes From, Inc. …At Tyson Foods, we believe the future of beef can be both climate-friendly and consumer-friendly.”

●	The JanahCyle.org September 11, 2024 blog page titled “Building Trust in Food and Beverage Brands through Purpose-Driven Marketing” states “…As consumer expectations continue to shift, food and beverage brands must adapt. Purpose-driven marketing isn’t just a trend - it’s a necessity. Brands that commit to transparency, sustainability, and ethical practices will be the ones that thrive… In the end, consumers want to trust that the brands they support are doing their part to make the world a better place. By staying true to their purpose, food and beverage brands can rebuild and maintain the trust that is essential to long-term success.

●	Per the Organic Food Global Market Report 2025 by The Business Research Company, “The organic food market size has grown rapidly in recent years. It will grow from $279.19 billion in 2024 to $318.37 billion in 2025 at a compound annual growth rate (CAGR) of 14.0%.” Furthermore, “The organic food market size is expected to …grow to $568.82 billion in 2029 at a compound annual growth rate (CAGR) of 15.6%. The growth in the forecast period can be attributed to the growing number of health-conscious consumers, demographic shifts in emerging markets, rising penetration of organized retail and growth in specialist organic food retailers in developed economies. Major trends in the forecast period include focusing on improving labelling and packaging, exploring opportunities to invest in new product launches, leveraging artificial intelligence (ai) for organic farming, developing zero-calorie soft drinks, focusing on expanding product portfolio and focusing on upcycled food.” Major companies operating in the organic food market include Danone S.A, The Kroger Co, General Mills Inc, The Hain Celestial Group Inc, Organic Valley, United Natural Foods, Inc., Dole Food Company, and Amy’s Kitchen, Inc.

Market Driver #2 - Global competitiveness and risk mitigation among producers, restaurants, and retailers

●	Global Food, Beverage and Agriculture Risk Report 2024 included a survey conducted by Coleman Parks in January 2024. One key finding stated, “The primary focus of the sector (food, beverage and agriculture) lies in mitigating disruptions, with business interruption and supply chain issues being the top internal risks, and global instability exacerbating concerns about potential disruptions.” The survey also noted that “Embracing sustainability, health and wellness presents significant opportunities, reflecting consumer priorities. Businesses foresee these areas as key for growth, with 53% seeing them as major opportunities over the next two years.” We can assist companies by providing third party verification and other technology solutions to help companies minimize risk and compete with brand innovation.

●	Per various experts in the LinkedIn article dated December 18, 2023, “Using third-party certification programs for suppliers can offer several benefits for your business, such as enhancing your reputation and credibility, reducing risks and liabilities, improving efficiency and quality, and supporting innovation and differentiation. This can be achieved by demonstrating a commitment to ethical and sustainable sourcing, avoiding suppliers that violate laws or human rights, accessing new markets and opportunities, and creating value-added products and services by working with high-performance suppliers.”

●	Producers, restaurant chains and retailers with dominant market shares and large buying power, like Dannon, Tyson, McDonald’s, Chick-Fil-A, Costco, and Wal-Mart, are leading the way in prioritizing sustainable food supply initiatives in response to consumer demands. With information literally at our fingertips, Google searches and smart phone apps are making it easier to expose where sustainable food supply chains are, and where they are not. We believe our technology will play a key role in capturing data to improve processes, yields and communicate our customer’s values, practices and other initiatives to consumers.

Market Driver #3 - Government regulation

●	On July 15, 2019 the European Council approved an agreement to establish a duty-free tariff rate quote (TRQ) exclusively for the United States for High Quality Beef (“HQB”). HQB includes a restriction on hormones and must be third party verified. Under the agreement, US ranchers are guaranteed an increasingly larger share of Europe’s beef market annually, with annual duty-free exports. The annual quota will increase from 18,500 metric tons beginning in 2020, growing annually, then stabilizing at 35,000 metric tons in 2026 and beyond. For 2024, American ranchers have a TRQ of 30,200 metric tons annually, compared to 14,800 metric tons annually for all other eligible countries. We believe the EU quota will continue to fuel demand for non-hormone treated cattle (“NHTC”).

●	Effective on November 5, 2024, the Animal Disease Traceability (“ADT”) Rule promulgated by the USDA primarily covers beef cattle 18 months of age or older. Under the final rule, unless specifically exempted, livestock moved interstate must be officially identified and accompanied by an interstate certificate of veterinary inspection or other documentation, such as owner-shipper statements or brand certificates. Although animal disease traceability does not prevent disease, an efficient and accurate traceability system reduces the number of animals and response time involved in a disease investigation. Our traceability solutions and EID tags can track animals from birth to slaughter using technology that offers a comprehensive solution that meets and/or exceeds the USDA’s ADT Rule.

●	Pressure from financial markets has also been growing. Investment managers such as BlackRock, as well as state and financial regulators including the State of California, the Securities and Exchange Commission and the U.S. Federal Reserve, are pushing companies to disclose sustainability metrics such as emissions across their supply chains and draw up plans to decarbonize their operations. We believe our solutions and expertise within the agrifood supply chain can assist companies in pursuing and reporting their sustainability strategies.

●	Producers, packers, distributors and retailers understand that verification, identification and traceability are key competitive differentiators. The January 2024 survey conducted by Coleman Parks for the Global Food, Beverage and Agriculture Risk Report 2024 stated, “External economic factors, geopolitical tensions, and regulatory burdens pose significant challenges to risk management strategies. Oftentimes, our 3rd party verification and certification expertise is necessary for export into international markets, including Korea, Russia, China and the European Union.

REVENUES

We offer a wide array of services, including verification, certification, consulting and other professional services, to help food producers, brands and consumers differentiate certain attributes and production methods in the marketplace. We sell our services directly to customers at various levels in the agriculture, food and livestock supply chain. Most of our service offerings can be bundled to provide a “one-stop shop” for customers that have multiple levels of verification and certification needs, such as source verification and food safety certification. Our customers include some of the largest U.S. beef and pork packers, organic producers and processors, and specialty retail chains. No single customer generated more than 10% of the Company’s consolidated revenue in 2024 or 2023.

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

Verification and Certification Segment

Our verification and certification service revenues consist of fees charged for verification audits and other verification and certification related services the Company performs for customers. Fees earned from our WFCF labeling program are also included in our verification and certification revenues as it represents a value-added extension of our source verification. We are recognized and utilized by numerous standard-setting bodies as an accredited verification or certification service provider. We enable food producers and brands to make certain claims on live animals or packaged food products by verifying that they are meeting the standards or guidelines associated with the claim(s) they are making. For the years ended December 31, 2024 and 2023, our third-party verification programs provided 79.8% and 77.2% of our total revenue, respectively.

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. Our product sales allow us to offer our customers a comprehensive solution. Approximately 14.8% and 15.9% of our total revenue was generated by the sale of product during the years ended December 31, 2024 and 2023, respectively.

Professional Services Segment

Professional services include a wide range of professional consulting, data analysis, reporting and technology solutions that support our verification business and generate incremental revenue specific to the food and agricultural industry.

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

We also use social media sites such as Facebook and X.com to help promote our business, market our product offerings, and connect consumers with current topics in the agriculture, livestock and food industries.

COMPETITION

The competition for third-party verification services in the food and agriculture industry is growing more intense, especially within the organic market. As of December 31, 2024, we estimate there are approximately eight key competitors serving the food and agricultural industry, including Quality Assurance International, California Certified Organic Farmers, Oregon Tilth, Organic Crop Improvement Association, Earth Claims, FoodChain ID, NSF International, SGS and SCS Global Services. Differentiation hinges upon understanding all facets of food verification and the complex compliance challenges to make product verifications efficient, cost-effective, and seamless. Our core business and expertise focus on the “on farm” verifications to a variety of standards, guidelines and criteria, including source verification, natural, animal care and well-being, and sustainability verification.

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

Additionally, the cattle industry is cyclical by nature based on factors impacting current and future supplies such as drought-induced feedlot placements, higher cow and heifer slaughter, and lower auction receipts. The production lags inherent to this industry lead to long-lasting impacts of production decisions. For example, increased liquidation implies tighter supplies for next year. Similarly, times of herd expansion are typically a multi-year period. Historically, these cycles typically lasted approximately 10 years. The beginning of 2024 marks the tenth year of the current cycle that began in 2014. We are currently in the contraction phase of the cycle after peaking in 2018-2019. How long we continue to contract will be directly impacted by drought and pasture conditions.

INTELLECTUAL PROPERTY

We create, own and maintain a variety of intellectual property assets that we believe are among our most valuable assets. Our intellectual property assets include our internally developed software, patents and patent applications related to our innovations, tradenames and trademarks related to our brands, products and services, and other property rights. We also have licensing arrangements when features from our programs are desirable to incorporate into either a new or an existing technology we offer. We seek to protect our intellectual property right assets through patent, copyright, trade secret, trademark and other laws of the United States and other countries, and through contractual provisions. Additional information regarding certain risks related to our intellectual property is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

EMPLOYEES

As of December 31, 2024, we had 103 total employees, of which 93 were full-time employees. Approximately 87% of our workforce is comprised of female and other minority employees. Our future success is substantially dependent upon the performance of our key senior management personnel, as well as our ability to attract and retain highly qualified technical personnel. Additional information regarding certain risks related to our employees is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

John Saunders, 53, founded the Company in 1998 and has served as the Chief Executive Officer since then. Mr. Saunders is also the Chairman of the Board of Directors of the Company and has served in this position since 1998. Previously, Mr. Saunders was a partner and consultant for Pathfinder Consulting Services, Inc. in Parker, Colorado. An expert in both technology and the livestock industry, Mr. Saunders is a graduate of Yale University.

Leann Saunders, 54, began working for the Company in 2003 and has been the President of the Company since 2008. Mrs. Saunders is also a Director on our Board of Directors and has served in this position since January 2012. Prior to 2003, Mrs. Saunders worked for PM Beef Holdings (“PM”), an integrated beef company, and developed a supply system for PM’s Ranch to Retail product line and managed PM’s USDA Process Verified program. She then served as the company’s Vice President of Marketing and Communications. Prior to joining PM in 1996, Mrs. Saunders worked for McDonald’s Corporation as a Purchasing Specialist, and Hudson Foods Corporation. Mrs. Saunders graduated with a B.S. in Agriculture Business and an M.S. in Beef Industry Leadership from Colorado State University. Mrs. Saunders currently sits on the Colorado State University Agriculture Dean’s Advisory Board, the University of Nebraska’s Engler Agribusiness Entrepreneurship Program Advisory Board, the Board of Directors for the International Stockmen’s Education Foundation and was the Chair for the United States Meat Export Federation for the 2015-2016 year.

Dannette Henning, 55, has been the Chief Financial Officer of the Company since January 2008. Prior to her appointment, she was engaged by the Company as a consultant beginning in November 2007. From 2004 to 2007, Mrs. Henning was the Corporate Controller for Einstein Noah Restaurant Group. From 2001 to 2003, she served as the Controller for Vari-L Company. Mrs. Henning’s previous experience includes financial management positions with KPMG Peat Marwick, DF&R Restaurant Company, and CSI/CDC Company. Mrs. Henning is a Certified Public Accountant with more than 30 years of professional experience. She received a B.B.A. degree in Accounting from the University of Texas at Arlington.

Jason Franco, 48, has been the Chief Technology Officer of the Company since August 2021. Previously, Mr. Franco served as Senior Vice President of Technology since September 2018 when WFCF acquired JVF Consulting, LLC, the consulting firm Mr. Franco founded in 2004 serving as President. From 2000 to 2004, Mr. Franco worked as a technical application consultant and integration specialist with Peoplesoft / Oracle. He began his career in 1998 as a software developer with John Deere Special Technologies Group, where he specialized in traceability applications. He received his B.S. degree in Computer Science from the University of the Pacific in Stockton, CA.

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

We are in a period of increasing inflation and economic uncertainty

For approximately 4 years, the economy is facing inflationary pressures which has resulted in a few challenges for our business, most notably in the form of a tight labor market where job candidates have considerable bargaining power which has driven wages up. Additionally, we are experiencing higher labor and benefit related costs to retain our existing personnel. We believe we will continue to see significant pressure in our labor and benefit related costs which impacts both our gross margins and net income.

We also continue to monitor for weakened demand in our professional services business segment due to significant customer concentration. Increased inflation could continue to put pressure on our customers’ timing of approval for consulting projects to move forward. Currently, it is difficult to estimate the financial impact to this revenue stream, if any. We actively market our sustainability solutions and services to new types of customers. We believe the growing awareness of environmental, social and governance (“ESG”) matters creates a key opportunity for us because we have the expertise and technology needed to help companies achieve ESG objectives within the food supply chain by specifically focusing on climate, land stewardship and sustainability metrics.

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

We face risks due to changing weather patterns and other environmental factors

Over the past several years, changing weather patterns and climatic conditions have added to the unpredictability and frequency of natural disasters, such as drought, hailstorms, wildfires and wind, snow and ice storms. Any such extreme weather condition can negatively impact a significant portion of our customers who produce food (including all major species of animal-based protein or edible plant variety) in various regions. For example, the drought conditions that impacted nearly one-half of the United States in the first half of 2022 predominately affected our ranch customers resulting in fewer cattle subject to verification. In the nation’s top 10 beef-producing states — responsible for nearly 60% of the country’s beef production — half of the states reported the lowest number of cattle since 1995 as of the beginning of 2024, according to an Investigate Midwest analysis of the USDA’s data. While this example doesn’t directly affect our audit-related revenue, it does impact our product sales and other related supply chain fees due to smaller herd sizes. We cannot anticipate changes in weather patterns/conditions, and we cannot predict their impact on our customer’s operations if they were to occur.

Additionally, the cattle industry is cyclical by nature based on factors impacting current and future supplies such as drought-induced feedlot placements, higher cow and heifer slaughter, and lower auction receipts. The production lags inherent to this industry lead to long-lasting impacts of production decisions. For example, increased liquidation implies tighter supplies for next year. Similarly, times of herd expansion are typically a multi-year period. Historically, these cycles typically lasted approximately 10 years. The beginning of 2024 marks the tenth year of the current cycle that began in 2014. We are currently in the contraction phase of the cycle after peaking in 2018-2019. How long we will continue to contract will be directly impacted by drought and pasture conditions.

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

The success of our business model depends on the broad acceptance of our technologies into markets that are continuing to develop as a result of the increasing focus on sustainably produced foods, food safety and assurance.

We are currently benefiting from a slow but growing movement among the agriculture, livestock and food industries to source and/or age verify products, and bundle with other marketing claims such as upcycling food ingredients to avoid food waste. This emerging trend is fueled in part by consumers’ focus on food safety and assurance. However, we can offer no assurances that there will be market acceptance of our technologies. Furthermore, some of our primary target segments within the agriculture, livestock and food industries are experiencing unpredictable economic conditions and are expected to continue to struggle with supply, trade and profitability issues in the near term. Although we believe that our products, if adopted on a wide-scale basis, would have a significant impact on diverting food waste, and improving the safety, quality and confidence in the world’s food supply, our customers for these products historically have been very slow to change and reluctant to adopt new technologies and business practices.

We face risks of rapidly changing regulations which may negatively impact our programs.

Regulations and standards are continually evolving and present a challenging risk. For example:

●	In January 2013, the Japanese government announced a change to its import requirements on U.S. beef. Because the change enabled a significant increase in the amount of product qualifying for export to Japan, it negatively impacted the premiums typically seen in the marketplace for source and age verified cattle.
●	In March 2020, the World Health Organization declared a pandemic which negatively impacted certain aspects of our business due to government-mandated closures and social distancing measures.

Due to our commitment to innovation, diversification of our product offerings, and our strategy of managing profitability, we believe we can quickly minimize the impact of any adverse changes in regulations or verification standards. While we attempt to mitigate these risks, we can give no assurance that we will be successful in overcoming the potential negative impact on the results of our operations.

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

Today, infectious disease and viral outbreaks appear to be emerging more quickly than ever, in both human and animals. For example, Porcine Epidemic Diarrhea Virus (“PEDv”) negatively impacted the pork/sow industry in 2014 and Highly Pathogenic Avian Influenza, more commonly known as Bird Flu, impacted poultry operations in 2016 and continues to impact poultry operations today. In 2024, other species such as dairy cattle were infected with an adaptation of the Bird Flu virus. In March 2020, the Global Health Organization declared the outbreak of the Corona Virus as a pandemic in human populations. Contagious diseases or viral outbreaks create increased bio-exclusion and social distancing considerations in our business.

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

We have created innovative solutions that mitigate the risk of transferring disease but due to uncertainty in the severity and duration of various diseases and viral outbreaks, we can give no assurance that we will be successful in overcoming the impact on our business operations, employees, customers, and suppliers which could negatively impact our business revenues, profitability and financial condition.

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

As of February 13, 2025, John Saunders, our Chairman and CEO, and Leann Saunders, our President, beneficially owned in the aggregate approximately 33.2% of our common stock. The Saunders, together with the rest of our Board, beneficially own approximately 51.6% of our common stock. These directors and officers, if they determine to vote in the same manner, would have a significant impact on the outcome of any matter requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions or terms of any liquidation. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that may be favored by other shareholders. This could prevent transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

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

ITEM 2. PROPERTIES

The Company leases approximately 15,700 square feet of office space for its corporate headquarters. Total rental payments are approximately $47,034 per month as of December 31, 2024, which includes common area charges, and are subject to annual increases over the term of the lease. The lease agreement has an initial term of five years plus two renewal periods. The Company has exercised the first renewal period and is likely to renew for the second renewal period. This space is being leased from a company in which our CEO and President, each a related party to the Company, have a 24.3% jointly held ownership interest.

In September 2017, the Company entered into a lease agreement for our Urbandale, Iowa office space. The lease is for a period of two years and expired on August 31, 2019. This lease was extended twice (2) for additional 3 year terms, with the current extension terminating on August 31, 2025. Rental payments are approximately $3,723 per month, which includes common area charges, and are not subject to annual increases over the term of the lease.

In December 2018, the Company entered into a lease agreement in San Ramon, California for SureHarvest office space. The lease was for a period of sixty-six months and expired on March 1, 2024. On February 2024, the Company entered into a new lease agreement in Danville, CA for a period of thirty-one months, expiring September 30, 2026, with one option to extend the lease for another twenty-four months. Rental payments are approximately $2,904 per month as of December 31, 2024, which includes common area charges, and are subject to annual increases over the term of the lease.

In June 2021, the Company entered into a new lease agreement in Victoria, British Columbia, Canada for Postelsia office space. The lease was for a period of two years and expired on May 31, 2023. Currently, the office space is leased on a month-to-month basis and payments are approximately Canadian dollar 527 per month, which includes common area charges.

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

Stockholders

As of February 13, 2025, we estimate that there were 63 record holders of our common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals and entities are registered in the name of Cede & Co. A nominee of The Depository Trust Company, Cede & Co. is a securities depository for banks and brokerage firms.

Dividends

For the years ended December 31, 2024 and 2023, there have been no cash dividends declared or paid.

Recent Sales of Unregistered Securities

There have been no unregistered sales of securities for the years ended December 31, 2024 and 2023.

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

Activity for the quarter ended December 31, 2024 is as follows:

	Number of Shares	Cost of Shares (in thousands)	Average Cost per Share
Shares purchased - October 2024	18,064	$200	$11.09
Shares purchased - November 2024	31,370	356	$11.33
Shares purchased - December 2024	7,584	95	$12.53
Total	57,018	$651

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

RESULTS OF OPERATIONS

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

The following table shows information for reportable operating business segments:

	Year ended December 31, 2024				Year ended December 31, 2023
	Verification and Certification Segment	Professional Services Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Professional Services Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,947	$999	$-	$2,946
All other assets, net	(2,675)	2,705	12,330	12,360	3,501	2,707	7,132	13,340
Total assets	$(728)	$3,704	$12,330	$15,306	$5,448	$3,706	$7,132	$16,286

Revenues:
Verification and certification service revenue	$20,552	$-	$-	$20,552	$19,413	$-	$-	$19,413
Product sales	3,803	-	-	3,803	4,001	-	-	4,001
Professional services	-	1,391	-	1,391	-	1,721	-	1,721
Total revenues	$24,355	$1,391	$-	$25,746	$23,414	$1,721	$-	$25,135
Costs of revenues:
Costs of verification and certification services	11,849	-	-	11,849	10,986	-	-	10,986
Costs of products	2,313	-	-	2,313	2,272	-	-	2,272
Costs of professional services	-	1,022	-	1,022	-	1,355	-	1,355
Total costs of revenues	14,162	1,022	-	15,184	13,258	1,355	-	14,613
Gross profit	10,193	369	-	10,562	10,156	366	-	10,522
Depreciation & amortization	481	166	-	647	466	168	-	634
Other operating expenses:
Salaries and benefits	3,643	9		3,652	3,480	9	-	3,489
Rent and lease expense	595	46	-	641	586	82	-	668
Software and technology	792	38	-	830	742	34	-	776
Legal and professional expenses	144	7	398	549	145	9	403	557
Tradeshows and marketing	755	22	-	777	308	35	-	343
Conferences and training	91	23	-	114	149	45	-	194
Investor relations	-	-	128	128	-	-	194	194
Other expenses	969	48	-	1,017	879	91	-	970
Total Other operating expenses	6,989	193	526	7,708	6,289	305	597	7,191
Segment operating income/(loss)	$2,723	$10	$(526)	$2,207	$3,401	$(107)	$(597)	$2,697
Other items to reconcile segment operating income/(loss) to net income/(loss):
Other income/(loss)	776	(4)	-	772	374	(6)	-	368
Income tax benefit/(expense)	-	-	(859)	(859)	-	-	(913)	(913)
Net income/(loss)	$3,499	$6	$(1,385)	$2,120	$3,775	$(113)	$(1,510)	$2,152

Verification and Certification Segment

Verification and certification service revenues consist of fees charged for verification audits and other verification and certification related services that the Company performs for customers. Fees earned from our WFCF labeling program are also included in our verification and certification revenues as it represents a value-added extension of our source verification. Verification and certification service revenue for the year ended December 31, 2024 increased approximately $1.1 million, or 5.9% compared to 2023. Overall, the increase is due primarily to increased customer awareness and demand for our product offerings. While our verification and certification service revenue continues to improve due to new customer growth and bundling opportunities, we believe we are at a low point of a contraction phase within the cattle cycle which negatively impacts revenue tied directly to price per head of cattle. We also believe inflationary pressure on packers, producers, growers, brands, and retailers is putting downward pressure on verified and certified foods as consumers have switched to lower priced food products.

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. Product sales for the year ended December 31, 2024 decreased approximately $0.2 million or 5.0% compared to 2023. We continue to see some new customer growth, but our customers are ordering less tags due to smaller beef cow herd size. According to the USDA statistics, overall beef cow inventories have declined from 28.9 million head on January 1, 2023 to 28.2 million head on January 1, 2024 and is now estimated at less than 28 million head. We believe we are at a low point of a contraction phase within the cattle cycle which is negatively impacting revenue tied directly to price per head of cattle. Additionally, some customers are receiving free tags under the USDA’s program to jumpstart efforts to enable the fastest possible response to a foreign animal disease in connection with its definitive traceability regulation, mandating the use of electronic ID tags for specific interstate movements of cattle and bison.

Costs of revenues (for services and product sales) for the verification and certification segment for the year ended December 31, 2024 were approximately $14.2 million compared to approximately $13.3 million in 2023. Gross margin for the year ended December 31, 2024 decreased slightly to 41.9% compared to 43.4% in 2023. Our margins are generally impacted by various costs such as cost of products, salaries and benefits, insurance and taxes. The decline is primarily due to inflationary increases in the costs of products shipped and increases in compensation related costs due to a tight labor market impacting our margins. New customer growth helps offset the inflationary impacts on our margins, to some extent.

Selling, general and administrative expenses for the verification and certification segment for the year ended December 31, 2024 increased approximately $0.7 million compared to 2023, due to more participation in tradeshows and increasing marketing activities.

Professional Services Segment

Professional services revenue include a wide range of professional consulting, data analysis, reporting and technology solutions that support our verification business and generate incremental revenue specific to the food and agricultural industry. Our consulting revenue stream is predominantly project based and not recurring in nature. For the year ended December 31, 2024, professional service revenue decreased approximately $0.3 million over 2023.

Costs of revenues for our professional services segment for the years ended December 31, 2024 and 2023 were approximately $1.0 and $1.4 million, respectively. For the year ended December 31, 2024, gross margin improved to 26.5% from 21.3% in 2023. During 2024, because of a reduction in consulting projects, we reallocated staff to other internal departments, as needed. As our consulting revenue is predominately project based, margins are greatly impacted by the timing of the project work and the fixed and/or variable labor necessary to complete the project.

Selling, general and administrative expenses for the professional services segment for the year ended December 31, 2024 decreased approximately $112,000 compared to 2023.

Dividend Income from Progressive Beef, LLC

On August 9, 2018, the Company purchased a ten percent membership interest in Progressive Beef, LLC (“Progressive Beef”) for an aggregate purchase price of approximately $1.0 million. The Company received dividend income of $400,000 and $320,000 for the years ended December 31, 2024 and 2023, respectively, from Progressive Beef representing a distribution of their earnings.

Income Tax Expense

For the years ended December 31, 2024 and 2023, we recorded income tax expense of approximately $0.9 million. The effective tax rate for the year ended December 31, 2024 and 2023 was 28.8% and 29.7%, respectively, compared to a federal corporate rate of 21.0%.

Net Income and Per Share Information

As a result of the foregoing, net income for the year ended December 31, 2024 was approximately $2.1 million or $0.40 per basic and per diluted common share, compared to approximately $2.2 million or $0.39 per basic and diluted common share in 2023.

Liquidity and Capital Resources

At December 31, 2024, we had cash and cash equivalents of approximately $2.0 million compared to approximately $2.6 million at December 31, 2023. Our working capital at December 31, 2024 was approximately $2.4 million compared to approximately $3.2 million at December 31, 2023.

Net cash provided by operating activities during 2024 was approximately $2.7 million compared to $2.8 million during the same period in 2023. Net cash provided by operating activities is driven by our net income and adjusted by non-cash items and changes in current assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, fair market value gains / losses on digital assets, stock-based compensation expense, bad debt expense, and deferred taxes. The decline in cash provided by operating activities for 2024 was primarily due to a decline in the gross margins of our Verification and Certification Segment and increased spending for marketing related activities, offset by the timing of cash receipts and cash disbursements.

Net cash used in investing activities during 2024 was approximately $0.2 million compared to $0.6 million during 2023. Net cash used in the 2023 period was $0.2 million for the acquisition of Blue Trace, $0.3 million for the acquisition of Upcycled Foods and $0.1 million for the purchase of equipment and internal use software development.

Net cash used in financing activities during 2024 was approximately $3.2 million compared to net cash used of $3.9 million in the 2023 period. Net cash used in the 2023 period was primarily for the repurchase of common shares under the Stock Buyback Plan and a private purchase of common shares.

Over the past several years, our growth has been funded primarily through cashflows from operations. We continually evaluate all funding options, including additional offerings of our securities to private, public and institutional investors and other credit facilities as they become available.

The primary driver of our operating cash flow is our third-party verification solutions, specifically the gross margin generated from services provided. Therefore, we focus on the elements of those operations, including revenue growth, gross margin and long-term projects that ensure a steady stream of operating profits to enable us to meet our cash obligations. On a weekly basis, we review the performance of each of our revenue streams focusing on third-party verification solutions compared with prior periods and our operating plan. We believe that our various sources of capital, including cash flow from operating activities, focused improvements in our performance, and our ability to obtain additional financing, are adequate to finance current operations as well as the repayment of current debt obligations. We are not aware of any other event or significant trend that would negatively affect our liquidity. In the event such a trend develops, we believe that there are sufficient financing avenues available to us and from our internal cash-generating capabilities to adequately manage our ongoing business.

The culmination of all our efforts has brought significant opportunities to us, including increased investor confidence in our company, as well as the potential to develop business relationships with long-term strategic partners. In keeping with our core business, we will continue to review our business model with a focus on profitability, long-term capital solutions and the potential impact of acquisitions or divestitures, if such an opportunity arises.

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

Debt Facility

The Company has a revolving line of credit (“LOC”) agreement which matures April 12, 2025. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due upon maturity. As of December 31, 2024 and 2023, the effective interest rate was 9.0% and 10.0%, respectively. The LOC is collateralized by all the business assets of Where Food Comes From Organic, Inc. (“WFCFO”), a subsidiary of WFCF. As of December 31, 2024 and 2023, there were no amounts outstanding under this LOC.

Off Balance Sheet Arrangements

As of December 31, 2024, we had no off-balance sheet arrangements of any type.

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

We had deferred revenue of approximately $1.7 million and $1.4 million at December 31, 2024 and 2023, respectively, primarily related to the annual certification period for certain of our third-party crop and other processed product audits. The balance of these contract liabilities at the beginning of the period is expected to be recognized as revenue during 2025.

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

Our business is subject to seasonal fluctuations. Significant portions of our verification and certification service revenue is typically realized during late May through early October when the calf marketings and the growing seasons are at their peak. Although this seasonality does not impact our policies for revenue recognition, it does generally impact our results of operations by potentially causing an increase in our profit margins during May through October and decreased margins during November through April. Additionally, the cattle industry is cyclical by nature based on factors impacting current and future supplies such as drought-induced feedlot placements, higher cow and heifer slaughter, and lower auction receipts. The production lags inherent to this industry lead to long-lasting impacts of production decisions. For example, increased liquidation implies tighter supplies for next year. Similarly, times of herd expansion are typically a multi-year period. Historically, these cycles typically lasted approximately 10 years. The beginning of 2024 marks the tenth year of the current cycle that began in 2014. We are currently in the contraction phase of the cycle after peaking in 2018-2019. How long we will continue to contract will be directly impacted by drought and pasture conditions.

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

As of December 31, 2024, we concluded that a valuation allowance against our deferred tax assets was not considered necessary. As of December 31, 2024 and 2023, the Company did not have an unrecognized tax liability. Changes in these estimates and assumptions could materially affect the tax provision as recorded.

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

As of December 31, 2024 and 2023, we had approximately $2.9 million of goodwill.

During the fourth quarter of 2024 and 2023, we performed a qualitative assessment on our WFCF, WFCFO, Validus and SureHarvest units and concluded that the fair value of the reporting units exceeded their carrying value.

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

During 2024, management reviewed our tradenames / trademarks (not subject to amortization) and determined the tradename no longer had an infinite life and as such, needed to be reclassified to tradename / trademarks subject to amortization and amortized over the remaining useful life.

Digital Assets

Digital assets or “cryptocurrency” are included in non-current assets in the Consolidated Balance Sheets due to the Company’s investment in digital assets. The Company does not accept or receive digital assets for transactional purposes. We have ownership of and control over our digital assets and use a third-party custodial service to secure it.

Effective January 1, 2024, the Company implemented Accounting Standards Update (“ASU”) 2023-08 – Intangibles – Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets. Under ASU 2023-08, the Company is required to measure the digital assets at fair value with changes recognized in net income each reporting period. The amendments in this ASU require a cumulative-effect adjustment to the opening balance of retained earnings. The digital assets are separately reported from other intangible assets on the balance sheet and changes from remeasurement of the digital assets are separately reported on the statement of operations.

Prior to the adoption of ASU 2023-08, digital assets or “cryptocurrency” were held as indefinite-lived intangible assets in accordance with ASC Topic 350 – Intangibles-Goodwill and Other. The digital assets were initially recorded at cost and subsequently remeasured on the consolidated balance sheet at cost, net of any impairment losses incurred since acquisition as of December 31, 2023. We determined the fair value of our digital assets on a quarterly basis in accordance with ASC Topic 820, Fair Value Measurement, based on quoted prices on the active exchange(s) that we have determined is the principal market for such assets (Level 1 inputs). If the current carrying value of a digital asset significantly exceeds the fair value so determined, a permanent impairment loss has occurred with respect to the digital assets in the amount equal to the difference between their carrying values and the price determined.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Where Food Comes From, Inc.

Castle Rock, Colorado

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Where Food Comes From, Inc. (the Company) as of December 31, 2024, and the related consolidated statements of income, equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for these customer agreements included the following:

●	We evaluated management’s significant accounting policies related to these customer agreements for reasonableness.

●	We selected a sample of customer agreements and performed the following procedures:

-	Obtained and read contract source documents for each selection, including master agreements, and other documents that were part of the agreement.
-	Tested management’s identification and treatment of contract terms.
-	Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of their accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.

●	We evaluated the reasonableness of management's estimate of stand-alone selling prices for products and services that are not sold separately.

●	We evaluated the appropriateness of certain accounts receivables and deferred revenue items based on the timing of the payment and the products and services provided.

●	We tested the mathematical accuracy of management's calculations of revenue and the associated timing of revenue recognized in the financial statements.

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

Given these factors and due to the value of the inventory, the related audit effort in evaluating management's judgments in determining the valuation of inventory required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company's valuation of inventory included the following:

●	We examined source documentation for the original costs of the inventory, evaluating the reasonableness of the historic cost and volume of units recorded by the Company.

●	We evaluated the reasonableness of management's intent for selling and distributing the inventory, including their current use in the livestock industry and associated partners and suppliers.

●	We evaluated the reasonableness of current market values of the inventory in comparison to original cost.

Digital Assets – Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company reports its digital assets at fair value, with changes recognized in net income each reporting period. The Company does not accept or receive digital assets for transactional purposes and has ownership of and control over their digital assets using a third-party custodial service to secure it.

As the Company’s digital assets are not able to be directly confirmed between the third-party custodial service and the auditor, significant judgement on the auditor’s part is required to substantiate the existence and rights of the digital assets, including:

●	Determining the number of digital assets held by the Company.

●	Determining the rights to the digital assets, ensuring the Company appropriately held ownership of the digital assets.

Given these factors and due to the value of the digital assets, the related audit effort in evaluating the Company’s reported digital assets required a high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the existence of the digital assets and the Company's rights to the assets included the following:

●	We examined source documentation for the original costs of the digital assets, evaluating the reasonableness of the historic cost and volume of units recorded by the Company.

●	We confirmed existence of the Company’s digital wallet with the third-party custodial service.

●	We performed an observation of the Company accessing the digital wallet, noting the number of digital assets held at the time of observation as well as inspection of historical activity reports provided by the third-party custodial service’s website.

/s/ Haynie & Company

We have served as the Company’s auditor since 2024

Auditor Firm ID 457

Littleton, Colorado

February 20, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Where Food Comes From, Inc.

Castle Rock, Colorado

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheet of Where Food Comes From, Inc. and its subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of income, equity, and cash flows, for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Causey Demgen & Moore, P.C.

We served as the Company’s auditors from 2019 to 2023.

Auditor Firm ID 647

Denver, Colorado

February 15, 2024

Where Food Comes From, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
(Amounts in thousands, except per share amounts)	2024	2023
Assets
Current assets:
Cash and cash equivalents	$2,012	$2,641
Accounts receivable, net of allowance	1,826	2,128
Inventory	1,002	1,109
Prepaid expenses and other current assets	705	335
Total current assets	5,545	6,213
Property and equipment, net	737	844
Right-of-use assets, net	2,067	2,296
Equity investments	1,191	1,191
Intangible and other assets, net	1,810	2,187
Digital assets	654	116
Goodwill, net	2,946	2,946
Deferred tax assets, net	356	493
Total assets	$15,306	$16,286

Liabilities and Equity
Current liabilities:
Accounts payable	$468	$567
Accrued expenses and other current liabilities	611	615
Deferred revenue	1,748	1,485
Current portion of finance lease obligations	15	14
Current portion of operating lease obligations	337	298
Total current liabilities	3,179	2,979
Finance lease obligations, net of current portion	25	41
Operating lease obligation, net of current portion	2,169	2,447
Total liabilities	5,373	5,467

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 95,000 shares authorized; 6,449 (2024) and 6,516 (2023) shares issued, and 5,242 (2024) and 5,503 (2023) shares outstanding	7	7
Additional paid-in-capital	11,381	12,290
Treasury stock of 1,206 (2024) and 1,014 (2023) shares	(13,462)	(11,219)
Retained earnings	12,007	9,741
Total equity	9,933	10,819
Total liabilities and stockholders’ equity	$15,306	$16,286

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Income

	Year ended December 31,
(Amounts in thousands, except per share amounts)	2024	2023
Revenues:
Verification and certification service revenue	$20,552	$19,413
Product sales	3,803	4,001
Professional services	1,391	1,721
Total revenues	25,746	25,135
Costs of revenues:
Costs of verification and certification services	11,849	10,986
Costs of products	2,313	2,272
Costs of professional services	1,022	1,355
Total costs of revenues	15,184	14,613
Gross profit	10,562	10,522
Selling, general and administrative expenses	8,355	7,825
Income from operations	2,207	2,697
Other income/(loss):
Dividend income from Progressive Beef	400	320
Interest income	35	52
Gain on sale of assets	1	7
Fair market value gain on digital assets	345	-
Other income, net	-	1
Loss on foreign currency exchange	(5)	(7)
Interest expense	(4)	(5)
Income before income taxes	2,979	3,065
Income tax expense	859	913
Net income	$2,120	$2,152

Per share - net income
Basic	$0.40	$0.39
Diluted	$0.40	$0.39

Weighted average number of common shares outstanding:
Basic	5,318	5,485
Diluted	5,334	5,548

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
(Amounts in thousands)	2024	2023

Operating activities:
Net income	$2,120	$2,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	647	634
Fair market value gain on digital assets	(345)	-
Gain on sale of assets	(1)	(7)
Stock-based compensation expense	34	78
Deferred tax benefit	90	30
Bad debt expense	48	44
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable	254	-
Inventory	107	(221)
Prepaid expenses and other assets	(358)	155
Accounts payable	(99)	(73)
Accrued expenses and other current liabilities	(4)	(154)
Deferred revenue	263	207
Right of use assets and liabilities, net	(26)	(23)
Net cash provided by operating activities	2,730	2,822

Investing activities:
Investment in Blue Trace	-	(200)
Acquisition of Upcycle Certification Program	-	(300)
Purchases of property, equipment and software development costs	(159)	(148)
Net cash used in investing activities	(159)	(648)

Financing activities:
Repayments of finance lease obligations	(14)	(13)
Proceed from stock option exercise	84	68
Private purchase of common shares	(1,027)	-
Stock repurchase under Stock Buyback Plan	(2,243)	(3,956)
Net cash used in financing activities	(3,200)	(3,901)
Net change in cash	(629)	(1,727)
Cash at beginning of period	2,641	4,368
Cash at end of period	$2,012	$2,641

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Equity

Years ended December 31, 2023 and 2024

			Additional
	Common Stock		Paid-in	Treasury	Retained
(Amounts in thousands)	Shares	Amount	Capital	Stock	Earnings	Total

Balance at January 1, 2023	5,775	$6	$12,145	$(7,263)	$7,589	$12,477

Stock-based compensation expense	2	-	78	-	-	78
Stock options exercised	13	1	67	-	-	68
Repurchase of common shares under Stock Buyback Plan	(287)	-	-	(3,956)	-	(3,956)
Net income	-	-	-	-	2,152	2,152
Balance at December 31, 2023	5,503	$7	$12,290	$(11,219)	$9,741	$10,819

Stock-based compensation expense	-	-	34	-	-	34
Stock options exercised	11	-	84	-	-	84
Private purchase of common shares	(80)	-	(1,027)	-	-	(1,027)
Repurchase of common shares under Stock Buyback Plan	(192)	-	-	(2,243)	-	(2,243)
Cumulative effect of the adoption of ASU 2023-08, net of tax	-	-	-	-	146	146
Net income	-	-	-	-	2,120	2,120
Balance at December 31, 2024	5,242	$7	$11,381	$(13,462)	$12,007	$9,933

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

Our business is subject to seasonal fluctuations. Significant portions of our verification and certification service revenue is typically realized during late May through early October when the calf marketings and the growing seasons are at their peak. Although this seasonality does not impact our policies for revenue recognition, it does generally impact our results of operations by potentially causing an increase in our profit margins during May through October and decreased margins during November through April. Additionally, the cattle industry is cyclical by nature based on factors impacting current and future supplies such as drought-induced feedlot placements, higher cow and heifer slaughter, and lower auction receipts. The production lags inherent to this industry lead to long-lasting impacts of production decisions. For example, increased liquidation implies tighter supplies for next year. Similarly, times of herd expansion are typically a multi-year period. Historically, these cycles typically lasted approximately 10 years. The beginning of 2024 marks the tenth year of the current cycle that began in 2014. We are currently in the contraction phase of the cycle after peaking in 2018-2019. How long we continue to contract will be directly impacted by drought and pasture conditions.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Disaggregation of Revenue

We have identified three material revenue categories in our business: (i) verification and certification service revenue, (ii) product sales, and (iii) professional service revenue.

Revenue attributable to each of our identified revenue categories is disaggregated in the table below (amounts in thousands).

	Year ended December 31, 2024				Year ended December 31, 2023
	Verification and Certification Segment	Professional Services Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Professional Services Segment	Eliminations and Other	Consolidated Totals
Revenues:
Verification and certification service revenue	$20,552	$-	$-	$20,552	$19,413	$-	$-	$19,413
Product sales	3,803	-	-	3,803	4,001	-	-	4,001
Professional services	-	1,391	-	1,391	-	1,721	-	1,721
Total revenues	$24,355	$1,391	$-	$25,746	$23,414	$1,721	$-	$25,135

As of December 31, 2024 and 2023, accounts receivable from contracts with customers, net of allowance for doubtful accounts, were approximately $1.8 million and $2.1 million, respectively.

As of December 31, 2024 and 2023, deferred revenue from contracts with customers were approximately $1.7 million and $1.5 million, respectively. The balance of the contract liabilities at December 31, 2023 was recognized as revenue in 2024 and the balance at December 31, 2024 is expected to be recognized as revenue during 2025.

The following table reflects the changes in our contract liabilities during the year ended December 31, 2024 and 2023:

Deferred revenue (in thousands):	2024	2023
Deferred revenue January 1	$1,485	$1,278
Unearned billings	3,757	3,618
Revenue recognized	(3,494)	(3,411)
Deferred revenue December 31	$1,748	$1,485

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Accounts Receivable and Allowance for Doubtful Accounts

Our receivables are generally due from trade customers. Credit is extended based on our evaluation of the customer’s financial condition, and generally collateral is not required. Accounts receivable are generally due approximately 30 days from the invoice date and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts receivable that are outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss and payment history, the customer’s current ability to pay its obligations to us and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The allowance for doubtful accounts was approximately $64,000 and $55,000, respectively, at December 31, 2024 and 2023.

At December 31, 2024 and 2023, no single customer accounted for greater than 10% of our accounts receivable balance.

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

We do not manufacture any of the items in inventory. All items in inventory are finished goods. As of December 31, 2024, there is no indication of obsolescence or impairment of inventory. No items in inventory have been pledged as security.

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

Digital Assets

Digital assets or “cryptocurrency” are included in non-current assets in the Consolidated Balance Sheets due to the Company’s investment in digital assets. The Company does not accept or receive digital assets for transactional purposes. We have ownership of and control over our digital assets and use a third-party custodial service to secure it.

Effective January 1, 2024, the Company measures the digital assets at fair value with changes recognized in net income each reporting period. See Note 5 for implementation accounting.

Prior to January 1, 2024, digital assets were held as indefinite-lived intangible assets in accordance with ASC Topic 350 – Intangibles-Goodwill and Other. The digital assets were initially recorded at cost and subsequently remeasured on the consolidated balance sheet at cost, net of any impairment losses incurred since acquisition as of December 31, 2023.

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

Research and Development and Software Development Costs

Research and development costs are charged to operations as incurred. We did not incur any research and development expense in 2024 and 2023.

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Website software development costs related to certain planning and training costs incurred in the development of website software are expensed as incurred, while application development stage costs are capitalized.

Advertising and Marketing Expenses

Advertising and marketing costs are expensed as incurred. Total advertising and marketing expenses for the years ended December 31, 2024 and 2023, were approximately $0.8 million and $0.3 million, respectively.

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

The accounting standard related to income taxes applies to all tax positions and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The accounting standard requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. This standard also provides guidance on the presentation of tax matters and the recognition of potential Internal Revenue Service interest and penalties. As of December 31, 2024 and 2023, the Company did not have an unrecognized tax liability.

The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. The Company did not incur any material interest and penalties for the years ended December 31, 2024 and 2023.

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

We have operating and finance leases for corporate offices, other regional offices, and certain equipment. Our leases have remaining lease terms of 1 year to 7 years, some of which include multiple options to extend the leases for up to 5 years each.

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

On January 1, 2024, we adopted ASU 2023-07, Segment Reporting (Topic 28); Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company adopted this update January 1, 2024 for annual reporting and January 1, 2025 for quarterly reporting.

Effective January 1,2024, we early adopted ASU 2023-08, Intangibles – Goodwill and Other – Crypto Assets (Subtopic 350-60); Accounting for and Disclosure of Crypto Assets, which better reflects the economics of crypto assets, measuring those assets at fair value versus the current cost-less-impairment accounting model. An entity is required to measure crypto assets at fair value with changes recognized in net income each reporting period and report the crypto asset fair value separately from other intangible assets in the balance sheet. As of the effective adoption date, management determined the cumulative retained earnings impact, net of taxes, was $0.1 million.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), which improves disclosures of an entity’s expense by providing more detailed information about the types of expenses in commonly presented expense captions. The Company will be required to adopt this update January 1, 2027 for interim and annual reporting. At this time, management is determining the extent of enhanced disclosures on its financial statements.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 3 - Property and Equipment

The major categories of property and equipment are as follows as of December 31st:

	2024	2023
(in thousands)
Automobiles	$137	$137
Furniture and office equipment	617	579
Software and tools	1,348	1,466
Website development and other enhancements	22	189
Building and leasehold improvements	813	812
	2,937	3,183
Less accumulated depreciation	2,200	2,339
Property and equipment, net	$737	$844

Management performs an annual review of the Company’s fixed assets to ensure fully depreciated assets, which are no longer in use, are removed from the Company’s records. For the years ended December 31, 2024 and 2023, the Company wrote off approximately $0.4 million and $0.6 million, respectively, in fully depreciated fixed assets. The write-off had no impact on the Company’s Consolidated Statements of Income.

Total depreciation expense for the years ended December 31, 2024 and 2023 was approximately $0.3 million. Depreciation expense for assets recorded under finance leases for the years ended December 31, 2024 and 2023 was approximately $15,000.

Note 4 – Equity Investments

On August 9, 2018, the Company purchased a ten percent membership interest in Progressive Beef, LLC (“Progressive Beef”) for approximately $1.0 million funded by a combination of cash and stock of the Company. Where Food Comes From is the primary certifier for Progressive Beef. As of December 31, 2024 and 2023, the Company received dividend income of approximately $0.4 million and $0.3 million, respectively, from Progressive Beef representing a distribution of their earnings. The income is reflected within the “other (expense) income” section of the Company’s Consolidated Statements of Income for the years ended December 31, 2024 and 2023. The investment is accounted for as a financial instrument under ASC 321 and the Company has elected to apply the practical expedient to value the investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The Company completed a qualitative assessment and determined there were no impairment indicators as of December 31, 2024 and 2023.

On March 29, 2023, the Company made an equity investment of $0.2 million in a private placement of ShellFish Solutions, Inc. dba BlueTrace, Inc. (“BlueTrace”) Series Seed 2 Preferred Stock. The Company accounts for its investment in BlueTrace at cost, in accordance with Accounting Standard Update (“ASU”) 2016-01: Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The Company completed a qualitative assessment and determined there were no impairment indicators as of December 31, 2024 and 2023.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 5 – Digital Assets

Effective January 1, 2024, the Company early adopted ASU 2023-08, which required entities to measure digital assets or “cryptocurrencies” at fair value with changes recognized in the Consolidated Statements of Income each reporting period. The Company’s digital assets are within the scope of ASU 2023-08 and the transition guidance requires a cumulative-effect adjustment as of the beginning of the current fiscal year for any difference between the carrying amount of the Company’s digital assets and fair value. As a result of the Company’s early adoption of ASUC 2023-08, the Company recorded a $0.2 million increase to digital assets and a $0.1 million increase to retained earnings, net of tax effect, on the Consolidated Balance Sheets as of the beginning of the fiscal year ended December 31, 2024.

The following table presents the Company’s digital asset holdings as of December 31, 2024:

(in thousands, except for quantity)	Quantity	Cost Basis	Fair Value
Bitcoin	7	$178	$654
Total digital assets held as of December 31, 2024		$178	$654

The following table presents a roll-forward of total digital assets for the year ended December 31, 2024, based on the fair value model under ASU 2023-08:

(in thousands)	Fair Value
Digital assets at December 31, 2023	$116
Cumulative effect of the adoption of ASU 2023-08	193
Beginning balance: Digital assets January 1, 2024	$309
Unrealized gain on digital assets	345
Digital assets December 31, 2024	$654

The following tables present summarized unaudited quarterly financial statement data for those impacted line items based on the Company’s adoption of ASU 2023-08:

(in thousands)	As of:
Consolidated Balance Sheets (unaudited):	March 31, 2024	June 30, 2024	September 30, 2024
Digital assets, net
Before adoptions	$116	$116	$116
Adjustments	370	323	327
As adjusted	$486	$439	$443
Deferred tax assets
Before adoptions	$482	$477	$481
Adjustments	(91)	(79)	(80)
As adjusted	$391	$398	$401

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(in thousands, except per share amounts)	Three Months Ended
Consolidated Statements of Income (unaudited):	March 31, 2024	June 30, 2024	September 30, 2024
Other income (expense), net
Before adoption	$4	$4	$14
Adjustments	177	(47)	4
As adjusted	$181	$(43)	$18
Provision for (benefit from) income taxes
Before adoption	$87	$198	$181
Adjustments	44	(12)	1
As adjusted	$131	$186	$182
Net income per share of common stock
Basic
Before adoption	$0.03	$0.09	$0.09
Adjustments	0.02	(0.01)	-
As adjusted	$0.05	$0.08	$0.09
Diluted
Before adoption	$0.03	$0.09	$0.09
Adjustments	0.02	(0.01)	-
As adjusted	$0.05	$0.08	$0.09

Prior to the adoption of ASU 2023-08, digital assets were accounted for as indefinite-lived intangible assets and were initially measured in accordance with ASC 350 – Intangible -Goodwill and Other. Digital assets were not amortized, but were assessed for impairment annually, or more frequently, when events or changes in circumstances occur indicating it is more likely than not that the indefinite-lived intangible asset is impaired. Whenever the exchange-traded price of digital assets declined below its carrying value, the Company was required to determine if an impairment existed and to record an impairment equal to the amount by which the carrying value exceeded the fair value. The Company did not recognize any impairments during 2023.

Note 6 – Intangible and Other Assets

The following table summarizes our intangible assets as of:

	December 31,	December 31,	Estimated
	2024	2023	Useful Life
Intangible assets subject to amortization (in thousands):
Tradenames and trademarks	$818	$417	2.5 - 8.0 years
Accreditations	-	75	5.0 years
Customer relationships	3,470	3,937	3.0 - 15.0 years
Patents	-	970	4.0 years
Non-compete agreements	-	121	5.0 years
	4,288	5,520
Less accumulated amortization	2,497	3,821
	1,791	1,699
Tradenames/trademarks (not subject to amortization)	-	465
	1,791	2,164
Other assets	19	23
Intangible and other assets:	$1,810	$2,187

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

Management performs an annual review of the Company’s intangible assets to ensure fully depreciated assets, which are no longer in use, are removed from the Company’s records. For the years ended December 31, 2024 and 2023, the Company wrote off approximately $1.7 million and $0, respectively, in fully depreciated intangible assets. The write-off had no impact on the Company’s Consolidated Statements of Income.

During 2024, management reviewed our tradenames / trademarks (not subject to amortization) and determined the tradename no longer had an infinite life and as such, needed to be reclassified to tradename / trademarks subject to amortization and amortized over the remaining useful life.

We reviewed our long-lived assets for indicators of impairment in 2024 and 2023 and concluded in each year that no impairments exist.

Amortization expense for each of the years ended December 31, 2024 and 2023 was approximately $0.4 million and $0.3 million, respectively.

As of December 31, 2024, future scheduled amortization of intangible assets is as follows (in thousands):

Fiscal year ending December 31:

2025	$391
2026	354
2027	308
2028	271
2029	205
Thereafter	262
$1,791

Note 7 – Goodwill

Annual Impairment Test of Goodwill

We performed a qualitative assessment on each of our reporting units for our 2024 annual test and concluded that it was more-likely-than-not that the fair value of the reporting unit exceeded its carrying value and, therefore, a two-step impairment test was not necessary. The qualitative assessment compares current performance, expectations and other indicators against what was expected as part of the most recent Step 1 valuation. Consequently, the key estimates and assumptions related to the most recent Step 1 valuation pertaining to this reporting unit had not changed since our previous annual report.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 8 – Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities as of (in thousands):

	December 31,	December 31,
	2024	2023

Income and sales taxes payable	$28	$62
Payroll related accruals	408	341
Customer deposits	57	41
Professional fees and other expenses	118	171
	$611	$615

Note 9 - Notes Payable and Lease Obligations

Unison Revolving Line of Credit

The Company has a revolving line of credit (“LOC”) agreement which matures on April 12, 2025. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due upon maturity. As of December 31, 2024 and 2023, the effective interest rate was 9.5% and 10.0%, respectively. The LOC is collateralized by all the business assets of WFCFO. As of December 31, 2024 and 2023, there were no amounts outstanding under this LOC.

Lease Obligations

We have operating and finance leases for corporate offices, other regional offices, and certain equipment. Our leases have remaining lease terms of 1 year to 7 years, some of which include multiple options to extend the leases for up to 5 years each.

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Operating lease cost	$448	$483
Finance lease cost
Amortization of assets	15	15
Interest on finance lease obligations	4	5
Variable lease cost	-	-
Total net lease cost	$467	$503

Included in the table above, is approximately $0.4 million for the years ended December 31, 2024 and 2023, of operating lease cost for our corporate headquarters. This space is being leased from The Move, LLC. Our CEO and President, each a related party to WFCF, have a 24.3% jointly-held ownership interest in The Move, LLC.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Rent and lease expense for each of the years ended December 31, 2024 and 2023 was approximately $0.6 million and $0.7 million, respectively.

Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31, 2024			December 31, 2023
Operating leases:	Related Party	Other	Total	Related Party	Other	Total
Operating lease ROU assets	$1,934	$97	$2,031	$2,158	$87	$2,245

Current operating lease liabilities	276	61	337	249	49	298
Noncurrent operating lease liabilities	2,131	38	2,169	2,407	40	2,447
Total operating lease liabilities	$2,407	$99	$2,506	$2,656	$89	$2,745

Finance leases:	December 31, 2024	December 31, 2023
Right of use asset, at cost	$76	$76
Accumulated amortization	(40)	(25)
Right of use asset, net	$36	$51

Current obligations of finance leases	$15	$14
Finance leases, net of current obligations	25	41
Total finance lease liabilities	$40	$55

Weighted average remaining lease term (in years):
Operating leases	6.4	7.4
Finance leases	2.8	3.7

Weighted average discount rate:
Operating leases	5.8%	5.8%
Finance leases	8.5%	8.3%

Supplemental cash flow and other information related to leases was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$472	$507
Operating cash flows from finance leases	$4	$3
Financing cash flows from finance leases	$14	$12

Right of use assets obtained in exchange for lease liabilities:
Operating leases	$80	$-

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Maturities of lease liabilities were as follows (in thousands):

Years Ending December 31st,	Operating Leases	Finance Leases
2025	471	18
2026	456	14
2027	430	13
2028	443	-
2029	456	-
Thereafter	750	-
Total lease payments	3,006	45
Less amount representing interest	(500)	(5)
Total lease obligations	2,506	40
Less current portion	(337)	(15)
Long-term lease obligations	$2,169	$25

Note 10 - Income Taxes

The provision for income taxes consists of the following (in thousands):

	December 31,
	2024	2023
Current income tax expense / (benefit):
Federal	$611	$697
State	163	186
Foreign	(5)	-
Total current income tax expense	769	883
Deferred income tax expense:
Federal	77	26
State	13	4
Total deferred income tax expense	90	30

Total income tax expense	$859	$913

The reconciliation of income taxes calculated at the statutory rates to our effective tax rate is as follows (in thousands):

	December 31,
	2024	2023
Expected tax expense	$625	$644
State tax provision, net	107	110
Permanent differences	10	9
Foreign	66	117
Stock options	7	3
Other, net	44	30

Total income tax expense	$859	$913

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets (liabilities):
Accruals and other	$148	$141
Stock based compensation	124	141
Property and equipment	123	75
Intangibles assets	(39)	136
Net deferred tax assets	356	493

Note 11 – Stock Buyback Plan

On September 30, 2019, our Board of Directors approved a new plan to buyback up to 2.5 million additional shares of our common stock from the open market (“Stock Buyback Plan”).

(in thousands, except per share cost)	Number of Shares	Cost of Shares	Average Cost per Share
Balance, January 1, 2023	727	$7,263	$10.00
Shares purchased during 2023	287	3,956	13.78
Balance, December 31, 2023	1,014	$11,219	$11.06
Shares purchased during 2024	192	2,243	11.63
Balance, December 31, 2024	1,206	$13,462	$11.16

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

The amount of stock-based compensation expense is as follows (in thousands):

	Year ended December 31,
	2024	2023
Stock options	$11	$44
Stock awards	23	34
Total	$34	$78

As of December 31, 2024, all stock option awards have vested and all expense has been recognized.

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

Our 2006 Plan provided for the issuance of a maximum of 3.0 million shares of our common stock. The 2006 Plan terminated in September 2016. As of December 31, 2024, the 2006 Plan did not have any awards outstanding.

Our 2016 Plan was ratified by our shareholders in May 2016 and provides for the issuance of a maximum of 5.0 million shares of our common stock, of which 4.9 million shares were still available for issuance as of December 31, 2024.

Stock Option Activity

The Company generally grants stock options to directors, eligible employees and officers as a part of its equity incentive plan. Restrictions and vesting periods for the stock option grants are set forth in the award agreements. A stock option grant represents an option to purchase a defined number of shares of the Company’s common stock to be released from restrictions upon completion of the vesting period. The awards typically vest in equal increments over one to three years. Stock option activity during 2024 and 2023 is summarized as follows:

				Weighted avg.
		Weighted avg.	Weighted avg.	remaining
	Number of	exercise price	grant date fair	contractual life	Aggregate
	awards	per share	value per share	(in years)	intrinsic value

Outstanding, January 1, 2023	92,347	$8.67	$7.77	5.31	$502,688
Granted	-	-	-	-
Exercised	(12,628)	5.31	5.44	0.30
Expired/Forfeited	(6,250)	10.20	10.06	-
Outstanding, December 31, 2023	73,469	$8.84	$7.97	5.07	$346,125
Granted	-	-	-	-
Exercised	(11,000)	7.66	7.40	3.29
Expired/Forfeited	-	-	-	-
Outstanding, December 31, 2024	62,469	$9.05	$8.07	4.37	$334,769
Exercisable, December 31, 2024	62,469	$9.05	$8.07	4.37	$334,769
Unvested, December 31, 2024	-	$-	$-	-	-

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of our common stock on December 31, 2024 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2024.

During the year ended December 31, 2024, no options were forfeited. During the year ended December 31, 2023, a total of 6,250 options were forfeited, of which all were vested. The options were forfeited upon the employees’ termination from the Company.

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

During 2024, the Company awarded 2,000 shares of the Company’s common stock at a fair market value price of $11.27 to independent members of the board of directors, with immediate vesting.

During 2023, the Company awarded 2,500 shares of the Company’s stock at a fair market value price of $13.74 to independent members of the board of directors, with immediate vesting.

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

The following is a reconciliation of the share data used in the basic and diluted income per share computations:

	Year ended December 31,
(in thousands)	2024	2023
Basic:
Weighted average shares outstanding	5,318	5,485

Diluted:
Weighted average shares outstanding	5,318	5,485
Weighted average effects of dilutive securities	16	63
Total	5,334	5,548

Antidilutive securities:	17	17

The effect of the inclusion of the antidilutive shares would have resulted in an increase in earnings per share. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Note 14 - Related Party Transactions

The Company leases its corporate headquarters from a company in which our CEO and President have a 24.3% jointly-held ownership interest (Note 15). Under the related party arrangement, approximately $0.6 and $0.7 million, respectively, was paid in rent and CAM for our corporate headquarters was included in the consolidated statements of income for each of the years ended December 31, 2024 and 2023.

The Company periodically does business with certain entities its officers and directors are affiliated with. Such transactions are done on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances.

Note 15 – Commitments and Contingencies

Operating Leases & Lease Incentive Obligation

The Company leases approximately 15,700 square feet of office space for its corporate headquarters. This space is being leased from The Move, LLC in which our CEO and President, each a related party to the Company, have a 24.3% jointly-held ownership interest. The lease agreement has an initial term of five years plus two renewal periods, which the Company is more likely than not to renew. Total rental payments are approximately $47,034 per month as of December 31, 2024. The rental payments include common area charges and are subject to annual increases over the term of the lease.

The Company has recorded leasehold improvements of approximately $0.8 million, which included approximately $0.4 million in lease incentives. Leasehold improvements are included in property and equipment on the consolidated balance sheets. Lease incentives have been included in calculating the lease liability recorded on the balance sheet.

In September 2017, the Company entered into a new lease agreement for our Urbandale, Iowa office space. The lease was for a period of two years and expired on August 31, 2019. This lease was extended twice (2) for additional 3 years terms, with the current extension terminating on August 31, 2025. Rental payments are approximately $3,723 per month, which includes common area charges, and are not subject to annual increases over the term of the lease.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

In December 2018, the Company entered into a lease agreement in San Ramon, California for SureHarvest office space. The lease was for a period of sixty-six months and expired on March 1, 2024. On February 2024, the Company entered into a new lease agreement in Danville, CA for a period of thirty-one months, expiring September 30, 2026, with one option to extend the lease for another twenty-four months. Rental payments are approximately $2,904 per month as of December 31, 2024, which includes common area charges, and are subject to annual increases over the term of the lease.

In June 2021, the Company entered into a new lease agreement in Victoria, British Columbia, Canada for Postelsia office space. The lease is for a period of two years and expired on May 31, 2023. Currently, the office space is leased on a month-to-month basis and payments are approximately Canadian dollar 527 per month, which includes common area charges.

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

Employee Benefit Plan

The Company has established a 401(k) plan for the benefit of our employees. The plan covers substantially all of our employees who have attained age 21. We may make a discretionary matching contribution in an amount that is determined by our Board of Directors. If a matching contribution is made, the amount cannot exceed the elective deferral contributions. For each of the years ended December 31, 2024 and 2023, we made aggregate matching contributions of approximately $0.3 million.

Note 16 – Supplemental Cash Flow Information

	Year ended December 31,
	2024	2023
Cash paid during the year:
Interest expense	$-	$-
Income taxes	$1,236	$802

Non-cash investing and financing activities:
Equipment acquired under a finance lease	$-	$-

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

The Company eliminates intercompany transfers between segments for management reporting purposes. The following table shows information for reportable operating segments (in thousands):

	Year ended December 31, 2024				Year ended December 31, 2023
	Verification and Certification Segment	Professional Services Segment	Eliminations and Other	Consolidated Totals	Verification and Certification Segment	Professional Services Segment	Eliminations and Other	Consolidated Totals
Assets:
Goodwill	$1,947	$999	$-	$2,946	$1,947	$999	$-	$2,946
All other assets, net	(2,675)	2,705	12,330	12,360	3,501	2,707	7,132	13,340
Total assets	$(728)	$3,704	$12,330	$15,306	$5,448	$3,706	$7,132	$16,286

Revenues:
Verification and certification service revenue	$20,552	$-	$-	$20,552	$19,413	$-	$-	$19,413
Product sales	3,803	-	-	3,803	4,001	-	-	4,001
Professional services	-	1,391	-	1,391	-	1,721	-	1,721
Total revenues	$24,355	$1,391	$-	$25,746	$23,414	$1,721	$-	$25,135
Costs of revenues:
Costs of verification and certification services	11,849	-	-	11,849	10,986	-	-	10,986
Costs of products	2,313	-	-	2,313	2,272	-	-	2,272
Costs of professional services	-	1,022	-	1,022	-	1,355	-	1,355
Total costs of revenues	14,162	1,022	-	15,184	13,258	1,355	-	14,613
Gross profit	10,193	369	-	10,562	10,156	366	-	10,522
Depreciation & amortization	481	166	-	647	466	168	-	634
Other operating expenses:
Salaries and benefits	3,643	9		3,652	3,480	9	-	3,489
Rent and lease expense	595	46	-	641	586	82	-	668
Software and technology	792	38	-	830	742	34	-	776
Legal and professional expenses	144	7	398	549	145	9	403	557
Tradeshows and marketing	755	22	-	777	308	35	-	343
Conferences and training	91	23	-	114	149	45	-	194
Investor relations	-	-	128	128	-	-	194	194
Other expenses	969	48	-	1,017	879	91	-	970
Total Other operating expenses	6,989	193	526	7,708	6,289	305	597	7,191
Segment operating income/(loss)	$2,723	$10	$(526)	$2,207	$3,401	$(107)	$(597)	$2,697
Other items to reconcile segment operating income/(loss) to net income/(loss):
Other income/(loss)	776	(4)	-	772	374	(6)	-	368
Income tax benefit/(expense)	-	-	(859)	(859)	-	-	(913)	(913)
Net income/(loss)	$3,499	$6	$(1,385)	$2,120	$3,775	$(113)	$(1,510)	$2,152

Note 18 – Subsequent Events

The Company has had no material, significant or unusual transactions or events from the financial statement date through the issuance of the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that our management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to directors required by Item 10 will be included in our definitive proxy statement with respect to our 2025 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed within 120 days after the close of the 2024 fiscal year, and is hereby incorporated by reference.

Information relating to compliance with Section 16(a) of the Exchange Act required by Item 10 will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2024 fiscal year, and is hereby incorporated by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2024 fiscal year, and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2024 fiscal year, and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2024 fiscal year, and is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2024 fiscal year, and is hereby incorporated by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Document Name
2.1	Asset Purchase and Contribution Agreement, dated as of September 16, 2013, by and among Praedium Ventures, LLC; the Members of Praedium Ventures, LLC; Where Food Comes From, Inc. and Validus Verification Services LLC	Incorporated by reference from Registrant’s Current Report on Form 8-K filed September 19, 2013

2.2	Asset Purchase Agreement, dated as of December 28, 2016, by and among Where Food Comes From, Inc., SureHarvest Services, LLC, SureHarvest, Inc. and Jeff Dlott	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 30, 2016

2.3	Asset Purchase Agreement, dated as of May 16, 2018, between Where Food Comes From, Inc. and Sow Organic, LLC	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed August 14, 2018

2.4	Purchase Agreement, dated as of August 9, 2018, between Where Food Comes From, Inc. and Progressive Beef, LLC	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed November 13, 2018

3.1	Articles of Incorporation	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006

3.2	Articles of Amendment	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 5, 2012

3.3	By-laws of the Registrant	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006

4.1	Form of the Registrant’s Common Stock Certificate	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed June 22, 2006

4.2	Description of Registrant’s Securities	Incorporated by reference from Registrant’s Annual Report on Form 10-K filed February 28, 2022

10.1	2006 Equity Incentive Plan*	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006

10.2	2016 Equity Incentive Plan*	Incorporated by reference from Registrant’s Current Report on Form 8-K filed May 10, 2016

10.3	Employment Agreement dated January 1, 2006 between the Registrant and John K. Saunders *	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006

10.4	Employment Agreement dated January 1, 2006 between the Registrant and Leann Saunders *	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006

10.5	Purchase and Exchange Agreement, dated as of February 29, 2012, by and among Integrated Management Information, Inc. and International Certification Services, Inc.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 2, 2012

10.6	Shareholders’ Agreement, dated as of February 29, 2012, by and among Integrated Management Information, Inc. and International Certification Services, Inc. and the selling shareholders.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 2, 2012

10.7	Amended and Restated Operating Agreement of Validus Verification Services LLC, dated as of September 16, 2013	Incorporated by reference from Registrant’s Current Report on Form 8-K filed September 19, 2013

10.8	Lease Agreement between Move LLC and Where Food Comes From, Inc.	Incorporated by reference from Registrant’s Annual Report on Form 10-K filed February 28, 2017

10.9	First Amendment to Lease Agreement between Move LLC and Where Food Comes From, Inc.	Incorporated by reference from Registrant’s Annual Report on Form 10-K filed April 2, 2018

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Haynie & Company	Filed herewith

23.2	Consent of Causey Demgen & Moore, P.C.	Filed herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

97	Recovery of Incentive-Based Compensation from Executive Officers in Event of Accounting Restatement	Filed herewith

101	The following materials from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Cash Flows, (4) Consolidated Statements of Equity and (5) Notes to Consolidated Financial Statements.

104	Cover Page formatted in Inline XBRL and contained in Exhibit 101

* Indicates a management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 20, 2025	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
	Name:	John K. Saunders
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John K. Saunders	Chairman and CEO	February 20, 2025
John K. Saunders	(Principal Executive Officer)

/s/ Leann Saunders	President and Director	February 20, 2025
Leann Saunders

/s/ Dannette Henning	Chief Financial Officer	February 20, 2025
Dannette Henning	(Principal Financial Officer)

/s/ Tom Heinen	Director	February 20, 2025
Tom Heinen

/s/ Pete Lapaseotes	Director	February 20, 2025
Pete Lapaseotes

/s/ Adam Larson	Director	February 20, 2025
Adam Larson

/s/ Graeme P. Rein	Director	February 20, 2025
Graeme P. Rein

