Form 10-K/A
period 2024-12-31
Where Food Comes From, Inc.
filed 2025-04-11
CIK 1360565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the Securities and Exchange Commission on February 20, 2025, is solely for the purpose of updating the linked file for Exhibit 97 to the Form 10-K. Exhibit 97 to this Amendment No. 1 provides the following items from the Form 10-K: Recovery of Incentive-Based Compensation from Officers in Event of Accounting Restatement.

No other changes have been made to the Form 10-K other than those described above. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

Item 15. Exhibits and Financial Statement Schedules

3.	Exhibits. The following exhibits of the Company are included herein.

Exhibit Number	Description of Exhibit
97	Recovery of Incentive-Based Compensation from Executive Officers in Event of Accounting Restatement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 11, 2025	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
	Name:	John K. Saunders
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ John K. Saunders	Chairman and CEO	April 11, 2025
John K. Saunders	(Principal Executive Officer)

/s/ Leann Saunders	President and Director	April 11, 2025
Leann Saunders

/s/ Dannette Henning	Chief Financial Officer	April 11, 2025
Dannette Henning	(Principal Financial Officer)

/s/ Tom Heinen	Director	April 11, 2025
Tom Heinen

/s/ Pete Lapaseotes	Director	April 11, 2025
Pete Lapaseotes

/s/ Adam Larson	Director	April 11, 2025
Adam Larson

/s/ Graeme P. Rein	Director	April 11, 2025
Graeme P. Rein