Form 10-Q
period 2025-03-31
Where Food Comes From, Inc.
filed 2025-05-08
CIK 1360565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2025

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____________________ to___________________

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 2, 2025, was 5,212,387.

Where Food Comes From, Inc.

Table of Contents

March 31, 2025

Where Food Comes From, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
(Amounts in thousands, except per share amounts)	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,238	$2,012
Accounts receivable, net of allowance	1,835	1,826
Inventory	930	1,002
Prepaid expenses and other current assets	724	705
Total current assets	5,727	5,545
Property and equipment, net	698	737
Right-of-use assets, net	1,987	2,067
Equity investments	1,191	1,191
Intangible and other assets, net	1,713	1,810
Digital assets	578	654
Goodwill, net	2,946	2,946
Deferred tax assets, net	372	356
Total assets	$15,212	$15,306

Liabilities and Equity
Current liabilities:
Accounts payable	$546	$468
Accrued expenses and other current liabilities	871	611
Deferred revenue	1,744	1,748
Current portion of finance lease obligations	15	15
Current portion of operating lease obligations	339	337
Total current liabilities	3,515	3,179
Finance lease obligations, net of current portion	22	25
Operating lease obligation, net of current portion	2,084	2,169
Total liabilities	5,621	5,373

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 95,000 shares authorized; 6,450 (2025) and 6,449 (2024) shares issued, and 5,212 (2025) and 5,242 (2024) shares outstanding	7	7
Additional paid-in-capital	11,391	11,381
Treasury stock of 1,238 (2025) and 1,206 (2024) shares	(13,845)	(13,462)
Retained earnings	12,038	12,007
Total equity	9,591	9,933
Total liabilities and stockholders’ equity	$15,212	$15,306

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
(Amounts in thousands, except per share amounts)	2025	2024

Revenues:
Verification and certification service revenue	$4,182	$4,434
Product sales	702	733
Professional services	389	415
Total revenues	5,273	5,582
Costs of revenues:
Costs of verification and certification services	2,395	2,515
Costs of products	428	434
Costs of professional services	255	304
Total costs of revenues	3,078	3,253
Gross profit	2,195	2,329
Selling, general and administrative expenses	2,053	2,068
Income from operations	142	261
Other income/(expense):
Interest income	4	7
Fair market value loss on digital assets	(76)	-
Loss on foreign currency exchange	-	(2)
Interest expense	(1)	(1)
Income before income taxes	69	265
Income tax expense	38	87
Net income	$31	$178

Per share - net income:
Basic	$0.01	$0.03
Diluted	$0.01	$0.03

Weighted average number of common shares outstanding:
Basic	5,212	5,480
Diluted	5,230	5,500

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(Amounts in thousands)	2025	2024

Operating activities:
Net income	$31	$178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	173	155
Fair market value (gain) / loss on digital assets	76	-
Stock-based compensation expense	-	11
Deferred tax benefit	(16)	11
Bad debt expense	15	4
Changes in operating assets and liabilities:
Accounts receivable	(24)	49
Inventory	72	(10)
Prepaid expenses and other assets	(23)	(40)
Accounts payable	78	110
Accrued expenses and other current liabilities	260	266
Deferred revenue	(4)	(28)
Right of use assets and liabilities, net	(6)	(6)
Net cash provided by operating activities	632	700

Investing activities:
Purchases of property, equipment and software development costs	(29)	(24)
Net cash used in investing activities	(29)	(24)

Financing activities:
Repayments of finance lease obligations	(4)	(3)
Proceeds from stock option exercise	10	64
Private purchase of common shares	-	(1,027)
Stock repurchase under Stock Buyback Plan	(383)	(469)
Net cash used in financing activities	(377)	(1,435)
Net change in cash	226	(759)
Cash at beginning of period	2,012	2,641
Cash at end of period	$2,238	$1,882

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statement of Equity

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
(Amounts in thousands)	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2023	5,503	$7	$12,290	$(11,219)	$9,741	$10,819
Stock-based compensation expense	-	-	11	-	-	11
Stock option exercised	8	-	64	-	-	64
Private purchase of common shares	(80)	-	(1,027)	-	-	(1,027)
Repurchase of common shares under Stock Buyback Plan	(36)	-	-	(469)	-	(469)
Net income	-	-	-	-	178	178
Balance at March 31, 2024	5,395	$7	$11,338	$(11,688)	$9,919	$9,576

Balance at December 31, 2024	5,242	$7	$11,381	$(13,462)	$12,007	$9,933
Stock option exercised	1	-	10	-	-	10
Repurchase of common shares under Stock Buyback Plan	(31)	-	-	(383)	-	(383)
Net income	-	-	-	-	31	31
Balance at March 31, 2025	5,212	$7	$11,391	$(13,845)	$12,038	$9,591

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

Basis of Presentation

Our unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the results of operations, financial position and cash flows of Where Food Comes From, Inc. and its subsidiaries, Where Food Comes From Organic, Inc. (“WFCFO”), Validus Verifications Services, LLC (“Validus”), SureHarvest Services, LLC (“SureHarvest”), and Postelsia Holdings, Ltd. (“Postelsia”) (collectively referred to as “we,” “us,” and “our” throughout this Form 10-Q). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues, costs and expenses during the reporting period. All significant intercompany transactions and amounts have been eliminated. The results of businesses acquired are included in the consolidated financial statements from the date of the acquisition. Actual results could differ from the estimates.

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2024, included in our Form 10-K filed on February 20, 2025. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform to current year presentation. Net income and shareholders’ equity were not affected by these reclassifications. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Where Food Comes From, Inc. Notes to the Consolidated Financial Statements (Unaudited)

Seasonality

Our business is subject to seasonal fluctuations annually. Significant portions of our verification and certification service revenue are typically realized during late May through early October when the calf marketings and the growing seasons are at their peak.

Additionally, the cattle industry is cyclical by nature based on factors impacting current and future supplies such as drought-induced feedlot placements, higher cow and heifer slaughter, and lower auction receipts. The production lags inherent to this industry lead to long-lasting impacts of production decisions. For example, increased liquidation implies tighter supplies for next year. Similarly, times of herd expansion are typically a multi-year period. Historically, these cycles typically lasted approximately 10 years. The beginning of 2025 marked the eleventh year of the current cycle that began in 2014. We are currently in the contraction phase of the cycle after peaking in 2018-2019. How long we continue to contract will be directly impacted by drought and pasture conditions.

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

In January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), to clarify the initial effective date. The Company will be required to adopt this update January 1, 2027 for annual reporting and January 1, 2028 for interim reporting. At this time, management is determining the extent of enhanced disclosures on its financial statements.

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

The following is a reconciliation of the share data used in the basic and diluted income per share computations (amounts in thousands):

	Three months ended March 31,
	2025	2024
Basic:
Weighted average shares outstanding	5,212	5,480

Diluted:
Weighted average shares outstanding	5,212	5,480
Weighted average effects of dilutive securities	18	20
Total	5,230	5,500

Antidilutive securities:	17	17

Where Food Comes From, Inc. Notes to the Consolidated Financial Statements (Unaudited)

The effect of the inclusion of the antidilutive shares would have resulted in an increase in earnings per share. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Note 3 – Equity Investments

For the three months ended March 31, 2025 and 2024, the Company did not receive dividend income from Progressive Beef.

Note 4 – Intangible and Other Assets

The following table summarizes our intangible and other assets (amounts in thousands, except useful life):

	March 31,	December 31,	Estimated
	2025	2024	Useful Life
Intangible assets subject to amortization:
Tradenames and trademarks	$818	$818	2.5 - 8.0 years
Customer relationships	3,470	3,470	3.0 - 15.0 years
	4,288	4,288
Less accumulated amortization	2,599	2,497
	1,689	1,791
Other assets	24	19
Intangible and other assets:	$1,713	$1,810

Note 5 – Digital Assets

Effective January 1, 2024, the Company early adopted ASU 2023-08, which required entities to measure digital assets or “cryptocurrencies” at fair value with changes recognized in the Consolidated Statements of Income each reporting period.

The following table presents the Company’s digital asset holdings as of March 31, 2025:

	March 31, 2025			December 31, 2024
(in thousands, except for quantity)	Quantity	Cost Basis	Fair Value	Quantity	Cost Basis	Fair Value
Bitcoin	7	$178	$578	7	$178	$654
Total digital assets held		$178	$578		$178	$654

The following table presents a roll-forward of total digital assets for the three months ended March 31, 2025:

(in thousands)	Fair Value
Digital assets December 31, 2024	$654
Unrealized gain on digital assets	(76)
Digital assets March 31, 2025	$578

Where Food Comes From, Inc. Notes to the Consolidated Financial Statements (Unaudited)

Note 6 – Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities as of (amounts in thousands):

	March 31,	December 31,
	2025	2024

Income and sales taxes payable	$26	$28
Payroll related accruals	549	408
Customer deposits	173	57
Professional fees and other expenses	123	118
	$871	$611

Note 7 – Notes Payable

Unison Revolving Line of Credit

The Company had a revolving line of credit (“LOC”) agreement which matured on April 12, 2025. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due on maturity. As of March 31, 2025 and December 31, 2024, the effective interest rate was 9.0%. The LOC is collateralized by all the business assets of Where Food Comes From Organic, Inc. (“WFCFO”). As of March 31, 2025 and December 31, 2024, there were no amounts outstanding under this LOC.

Note 8 – Equity and Stock-Based Compensation

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

The amount of stock-based compensation expense recognized for the three month period ended March 31, 2025 and 2024 was $0 and $11,000, respectively. All compensation cost from unvested awards was recognized as of March 31, 2024.

During the three months ended March 31, 2025 and 2024, no stock options or common stock were awarded.

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

Where Food Comes From, Inc. Notes to the Consolidated Financial Statements (Unaudited)

Stock Option Activity

Stock option activity under our Equity Incentive Plans is summarized as follows:

				Weighted avg.
		Weighted avg.	Weighted avg.	remaining
	Number of	exercise price	grant date fair	contractual life	Aggregate
	awards	per share	value per share	(in years)	intrinsic value

Outstanding, December 31, 2024	62,469	$9.05	$8.07	4.37	$334,769
Granted	-	$-	$-	-
Exercised	(1,250)	$8.20	$7.24	5.08
Expired/Forfeited	-	$-	$-	-
Outstanding, March 31, 2025	61,219	$9.07	$8.09	3.94	$324,519
Exercisable, March 31, 2025	61,219	$9.07	$8.09	3.94	$324,519
Unvested, March 31, 2025	-	$-	$-	-	$-

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on March 31, 2025 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on March 31, 2025.

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

The provision or benefit for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three months ended March 31, 2025 we recorded an income tax expense of approximately $38,000, compared to income tax expense of $87,000 for the same 2024 period.

Note 10 - Revenue Recognition

Disaggregation of Revenue

We have identified three material revenue categories in our business: (i) verification and certification service revenue, (ii) product sales, (iii) professional services revenue.

Where Food Comes From, Inc. Notes to the Consolidated Financial Statements (Unaudited)

Revenue attributable to each of our identified revenue categories is disaggregated in the table below (amounts in thousands).

	Three months ended March 31,
	2025	2024
Revenues:
Verification and certification service revenue	$4,182	$4,434
Product sales	702	733
Professional services	389	415
Total revenues	5,273	5,582

Contract Balances

As of March 31, 2025 and December 31, 2024, accounts receivable from contracts with customers, net of allowance for doubtful accounts, was approximately $1.8 million.

As of March 31, 2025 and December 31, 2024, deferred revenue from contracts with customers was approximately $1.7 million. The balance of the contract liabilities at March 31, 2025 and December 31, 2024 are expected to be recognized as revenue within one year or less of the invoice date.

The following table reflects the changes in our contract liabilities during the three month period ended March 31, 2025 (amounts in thousands):

Deferred revenue:
Unearned revenue December 31, 2024	$1,748
Unearned billings	949
Revenue recognized	(953)
Unearned revenue March 31, 2025	$1,744

Note 11 – Leases

The components of lease expense were as follows (amounts in thousands):

	Three months ended March 31,
	2025	2024
Operating lease cost	$111	$116
Finance lease cost
Amortization of assets	4	4
Interest on finance lease obligations	1	1
Variable lease cost	-	-
Total net lease cost	$116	$121

Included in the table above, for the three months ended March 31, 2025 and 2024, is $0.1 million of operating lease cost for our corporate headquarters. This space is being leased from The Move, LLC. Our CEO and President, each a related party to WFCF, have a 24.3% jointly-held ownership interest in The Move, LLC.

Where Food Comes From, Inc. Notes to the Consolidated Financial Statements (Unaudited)

Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	March 31, 2025			December 31, 2024
	Related Party	Other	Total	Related Party	Other	Total
Operating leases:
Operating lease ROU assets	$1,875	$80	$1,955	$1,934	$97	$2,031

Current operating lease liabilities	$283	$56	$339	$276	$61	$337
Noncurrent operating lease liabilities	2,057	27	2,084	2,131	38	2,169
Total operating lease liabilities	$2,340	$83	$2,423	$2,407	$99	$2,506

	March 31, 2025	December 31, 2024
Finance leases:
Right of use asset, at cost	$76	$76
Accumulated amortization	(44)	(40)
Property and equipment, net	$32	$36

Current obligations of finance leases	$15	$15
Finance leases, net of current obligations	22	25
Total finance lease liabilities	$37	$40

Weighted average remaining lease term (in years):
Operating leases	6.2	6.4
Finance leases	2.6	2.8

Weighted average discount rate:
Operating leases	5.8%	5.8%
Finance leases	8.6%	8.5%

Supplemental cash flow and other information related to leases was as follows (amounts in thousands):

	Three months ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$119	$120
Operating cash flows from finance leases	$1	$1
Financing cash flows from finance leases	$4	$3

ROU assets obtained in exchange for lease liabilities:
Operating leases	$-	$80

Where Food Comes From, Inc. Notes to the Consolidated Financial Statements (Unaudited)

Maturities of lease liabilities were as follows (amounts in thousands):

Years Ending December 31st,	Operating Leases	Finance Leases
2025 (remaining nine months)	$352	$14
2026	456	14
2027	430	13
2028	443	-
2029	456	-
Thereafter	750	-
Total lease payments	2,887	41
Less amount representing interest	(464)	(4)
Total lease obligations	2,423	37
Less current portion	(339)	(15)
Long-term lease obligations	$2,084	$22

Note 12 – Commitments and Contingencies

Legal proceedings

From time to time, we may become involved in various legal actions, administrative proceedings and claims in the ordinary course of business. We generally record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable.

Note 13 - Segments

Effective January 2025, our operations team implemented some internal restructuring and consolidation throughout the company to better align business functions and improve efficiency, as well as promote stronger unity in our brand identity because of our many past acquisitions. With this reorganization, we also needed to reassess segment reporting, our new structure and what type of discrete information was reviewed by our middle managers and our Chief Operating Decision Maker (“CODM”). One aspect of our restructuring specifically addressed the activities and personnel, which were previously reported under our Professional Services Segment. All professional consulting services, which also includes data analysis and other reporting metrics, provide support to our primary activities of verification and certification. This segment now reports to the same management team under the Verification and Certification Segment. With our restructuring, we now only have one reportable segment. The factors considered in determining this aggregated reporting segment include the economic similarity of the businesses, the nature of services provided, production processes, types of customers and distribution methods.

The Company’s chief operating decision maker (the Company’s CEO) allocates resources and assesses the performance of its operating segment. Management makes decisions, measures performance, and manages the business utilizing internal reporting operating information. Performance of the operating segment is based on net sales, gross profit, selling, general and administrative expenses and most importantly, operating income.

Where Food Comes From, Inc. Notes to the Consolidated Financial Statements (Unaudited)

The following table shows information for the reportable operating segment (amounts in thousands):

	Three months ended March 31,
	2025	2024
Assets:
Goodwill	$2,946	$2,946
All other assets, net	12,266	12,447
Total assets	$15,212	$15,393

Revenues:
Verification and certification service revenue	$4,182	$4,434
Product sales	702	733
Professional services	389	415
Total revenues	$5,273	$5,582
Costs of revenues:
Costs of verification and certification services	2,395	2,515
Costs of products	428	434
Costs of professional services	255	304
Total costs of revenues	3,078	3,253
Gross profit	2,195	2,329
Depreciation & amortization	173	155
Other operating expenses:
Salaries and benefits	903	846
Rent and lease expense	161	167
Software and technology	207	206
Legal and professional expenses	165	196
Tradeshows and marketing	127	202
Conferences and training	66	24
Investor relations	37	41
Other expenses	214	231
Total Other operating expenses	1,880	1,913
Operating income/(loss)	$142	$261
Other items to reconcile operating income/(loss) to net income/(loss):
Other income/(loss)	(73)	4
Income tax benefit/(expense)	(38)	(87)
Net income/(loss)	$31	$178

Note 14 – Supplemental Cash Flow Information

	Three months ended March 31,
(Amounts in thousands)	2025	2024
Cash paid during the year:
Interest expense	$-	$-
Income taxes	$17	$-

Note 15 – Subsequent Events

In April 2025, the Company canceled 1,237,700 shares of outstanding common stock held as treasury shares on the Consolidated Balance Sheet as of March 31, 2025. The cancellation of these shares resulted in approximately $13.8 million being transferred from Treasury stock to a combination of Additional paid-in capital and Retained earnings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Form 10−K for the fiscal year ended December 31, 2024. The following discussion and analysis includes historical and certain forward−looking information that should be read together with the accompanying consolidated financial statements, related footnotes and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward−looking statements.

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

Through SureHarvest Services LLC (“SureHarvest”) and Postelsia Holdings, Ltd. (“Postelsia”), we primarily provide a wide range of professional services that support our verification activites and generate incremental revenue specific to the food and agricultural industry.

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

Human Capital Resources

Our greatest asset is our people, and we continue to attract the best and brightest with our competitive pay and benefits package. As of March 31, 2025, we had 101 total employees, of which 90 were full-time employees. Approximately 85% of our workforce is comprised of female and other minority employees.

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

Additionally, the cattle industry is cyclical by nature based on factors impacting current and future supplies such as drought-induced feedlot placements, higher cow and heifer slaughter, and lower auction receipts. The production lags inherent to this industry lead to long-lasting impacts of production decisions. For example, increased liquidation implies tighter supplies for next year. Similarly, times of herd expansion are typically a multi-year period. Historically, these cycles typically lasted approximately 10 years. The beginning of 2025 marks the eleventh year of the current cycle that began in 2014. We are currently in the contraction phase of the cycle after peaking in 2018-2019. How long we continue to contract will be directly impacted by drought and pasture conditions.

Because of the seasonality of the business and cyclical nature of our industry, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Liquidity and Capital Resources

At March 31, 2025, we had cash and cash equivalents of approximately $2.2 million compared to approximately $2.0 million at December 31, 2024. Our working capital at March 31, 2025 and December 31, 2024 was approximately $2.2 million and $2.4 million, respectively.

Net cash provided by operating activities for the three months ended March 31, 2025 was approximately $0.6 million compared to $0.7 million during the same period in 2024. Net cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, fair market value gains and losses on digital assets, stock-based compensation expense, and deferred taxes. Fluctuations are primarily due to operating performance offset by the timing of cash receipts and cash disbursements. The cash provided by operating activities for the period ending March 31, 2025 decreased compared to the same period in 2024 primarily due to a slight decrease in operating performance.

Net cash used in investing activities for the three months ended March 31, 2025 was approximately $29,000 compared to $24,000 in the 2024 period. Net cash used in the period ending March 31, 2025 and 2024 was for purchases of equipment and software development costs.

Net cash used in financing activities for the three months ended March 31, 2025 and 2024 was approximately $0.3 million and $1.4 million, respectively. Cash used for the period ending March 31, 2025, was primarily due to the repurchase of common shares under the Stock Buyback Plan. Cash used for the period ending March 31, 2024, was primarily due to the retirement of stock and the repurchase of common shares under the Stock Buyback Plan.

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

Debt Facility

The Company had a revolving line of credit (“LOC”) agreement which matured April 12, 2025. The LOC provides for $75,080 in working capital. The interest rate is at the Wall Street Journal prime rate plus 1.50% and is adjusted daily. Principal and interest are payable upon demand, but if demand is not made, then annual payments of accrued interest only are due, with the principal balance due upon maturity. As of March 31, 2025 and December 31, 2024, the effective interest rate was 9.0%. The LOC is collateralized by all the business assets of Where Food Comes From Organic, Inc. (“WFCFO”). As of March 31, 2025 and December 31, 2024, there were no amounts outstanding under this LOC.

Off-Balance Sheet Arrangements

As of March 31, 2025, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Three months ended March 31, 2025 compared to the same period in fiscal year 2024

The following table shows information for reportable operating segment (amounts in thousands):

	Three months ended March 31,
	2025	2024
Assets:
Goodwill	$2,946	$2,946
All other assets, net	12,266	12,447
Total assets	$15,212	$15,393

Revenues:
Verification and certification service revenue	$4,182	$4,434
Product sales	702	733
Professional services	389	415
Total revenues	$5,273	$5,582
Costs of revenues:
Costs of verification and certification services	2,395	2,515
Costs of products	428	434
Costs of professional services	255	304
Total costs of revenues	3,078	3,253
Gross profit	2,195	2,329
Depreciation & amortization	173	155
Other operating expenses:
Salaries and benefits	903	846
Rent and lease expense	161	167
Software and technology	207	206
Legal and professional expenses	165	196
Tradeshows and marketing	127	202
Conferences and training	66	24
Investor relations	37	41
Other expenses	214	231
Total Other operating expenses	1,880	1,913
Operating income/(loss)	$142	$261
Other items to reconcile operating income/(loss) to net income/(loss):
Other income/(loss)	(73)	4
Income tax benefit/(expense)	(38)	(87)
Net income/(loss)	$31	$178

Revenue

Verification and certification service revenues consist of fees charged for verification audits and other verification and certification related services that the Company performs for customers. Fees earned from our WFCF labeling program are also included in our verification and certification revenues as it represents a value-added extension of our source verification. We are recognized and utilized by numerous standard-setting bodies as an accredited verification or certification service provider. We enable food producers and brands to make certain claims on live animals or packaged food products by verifying that they are meeting the standards or guidelines associated with the claim(s) they are making. Verification and certification service revenue for the three months ended March 31, 2025 decreased $0.3 million compared with the same period in 2024. While we continue to experience new customer growth and bundling opportunities, these increases have been negatively impacted by revenue tied directly to price per head of cattle and delayed timing of poultry audits in which facilities have been impacted by Avian Influenza. We believe we are still at a low point of a contraction phase within the cattle cycle. How long we continue to contract will be directly impacted by drought and pasture conditions.

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. Product sales for the three months ended March 31, 2025 slightly decreased $31,000, compared to the same period in 2024.

Professional services revenue includes a wide range of professional consulting, data analysis, reporting and technology solutions that support our verification business and generate incremental revenue specific to the food and agricultural industry. Our profesional services revenue stream is predominantly project based and not recurring in nature. Professional services revenue for the three months ended March 31, 2025 decreased less than $26,000, compared to the same period in 2024.

Costs of Revenue

Costs of verification and certification services for the three months ended March 31, 2025 and 2024 were approximately $2.4 million and $2.5 million, respectively or 57.3% of revenue compared to 56.7% of revenue in the comparable 2024 period. Our costs of verification and certification services are generally impacted by various costs such as salaries and benefits, insurance and taxes. The percentage increase is primarily due to increases in compensation related costs due to a tight labor market.

Costs of products for the three months ended March 31, 2025 and 2024 were approximately $0.4 million, or 61.0% of revenue compared to 59.2% of revenue in the comparable 2024 period. The percentage increase is primarily due to inflationary increases in the costs of products shipped.

Costs of our professional services revenue for the three months ended March 31, 2025 and 2024 was approximately $0.3 million.

Selling, General and Administrative Expenses

Other operating expenses for the three months ended March 31, 2025 and 2024 were approximately $1.9 million. Our most significant operating expense includes salaries and benefits. The increase in the 2025 period is due to a tight labor market, offset by savings in marketing and tradeshow costs. Some of the savings are due to timing, while some are due to a very disciplined approach in our marketing process. Depreciation and amortization expense for the three months ended March 31, 2025 and 2024 were approximately $0.2 million.

Other Income / Expenses

For the three months ended March 31, 2025 and 2024, the Company did not receive any dividend income from Progressive Beef.

The Company measures the digital assets at fair value with changes recognized in the Consolidated Statements of Income for each reporting period. For the quarter ended March 31, 2025, the Company recorded an unrealized loss of approximately $76,000.

Income Tax Expense

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three months ended March 31, 2025, we recorded income tax expense of approximately $38,000 compared to income tax expense of $87,000 for the same period in 2024.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the three months ended March 31, 2025 was approximately $31,000 and $0.01 per basic and diluted common share, respectively, compared to net income of approximately $0.2 million and $0.03 per basic and diluted common share for the same period in 2024.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2024 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2025, the Company recognizes matters specific to tariffs, pandemics, the inflationary environment and weather-related risks may have a continued economic impact on the Company, but management does not know and cannot estimate what the long-term financial impact may be. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

On September 30, 2019, our Board of Directors approved a new plan to buyback up to 2.5 million additional shares of our common stock from the open market (“Stock Buyback Plan”). Activity for the three months ended March 31, 2025 is as follows:

	Number of Shares	Cost of Shares (in thousands)	Average Cost per Share
Shares purchased - January 2025	9,590	$123	$12.86
Shares purchased - February 2025	12,101	$150	$12.36
Shares purchased - March 2025	9,654	$110	$11.42
Total	31,345	$383

ITEM 6. EXHIBITS

(a) Exhibits

Number	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2025	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

	By:	/s/ Dannette Henning
Chief Financial Officer

