Form 10-Q
period 2025-06-30
Where Food Comes From, Inc.
filed 2025-08-07
CIK 1360565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly period ended June 30, 2025

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________

Commission File No. 001-40314

WHERE FOOD COMES FROM, INC.

(exact name of registrant as specified in its charter)

Colorado	43-1802805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of August 1, 2025, was 5,168,176.

Where Food Comes From, Inc.

Table of Contents

June 30, 2025

Where Food Comes From, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
(Amounts in thousands, except per share amounts)	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,201	$2,012
Accounts receivable, net of allowance	2,060	1,826
Inventory	1,112	1,002
Prepaid expenses and other current assets	742	705
Total current assets	7,115	5,545
Property and equipment, net	681	737
Right-of-use assets, net	2,017	2,067
Equity investments	1,191	1,191
Intangible and other assets, net	1,612	1,810
Digital assets	750	654
Goodwill, net	2,946	2,946
Deferred tax assets, net	312	356
Total assets	$16,624	$15,306

Liabilities and Equity
Current liabilities:
Accounts payable	$749	$468
Accrued expenses and other current liabilities	1,053	611
Deferred revenue	2,371	1,748
Current portion of finance lease obligations	14	15
Current portion of operating lease obligations	360	337
Total current liabilities	4,547	3,179
Finance lease obligations, net of current portion	19	25
Operating lease obligation, net of current portion	2,087	2,169
Total liabilities	6,653	5,373

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 95,000 shares authorized; 5,221 (2025) and 6,449 (2024) shares issued, and 5,197 (2025) and 5,242 (2024) shares outstanding	5	7
Additional paid-in-capital	60	11,381
Treasury stock of 25 (2025) and 1,206 (2024) shares	(251)	(13,462)
Retained earnings	10,157	12,007
Total equity	9,971	9,933
Total liabilities and stockholders’ equity	$16,624	$15,306

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,
(Amounts in thousands, except per share amounts)	2025	2024
Revenues:
Verification and certification service revenue	$5,332	$5,252
Product sales	964	819
Professional services	266	324
Total revenues	6,562	6,395
Costs of revenues:
Costs of verification and certification services	3,282	3,028
Costs of products	617	469
Costs of professional services	203	240
Total costs of revenues	4,102	3,737
Gross profit	2,460	2,658
Selling, general and administrative expenses	1,911	2,075
Income from operations	549	583
Other income/(expense):
Dividend income	50	100
Interest income	5	7
Fair market value gain on digital assets	172	-
Loss on foreign currency exchange	(3)	(2)
Interest expense	(1)	(1)
Income before income taxes	772	687
Income tax expense	210	198
Net income	$562	$489

Per share - net income:
Basic	$0.11	$0.09
Diluted	$0.11	$0.09

Weighted average number of common shares outstanding:
Basic	5,272	5,371
Diluted	5,283	5,388

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Operations

(Unaudited)

	Six months ended June 30,
(Amounts in thousands, except per share amounts)	2025	2024
Revenues:
Verification and certification service revenue	$9,514	$9,686
Product sales	1,666	1,552
Professional services	655	739
Total revenues	11,835	11,977
Costs of revenues:
Costs of verification and certification services	5,677	5,543
Costs of products	1,045	903
Costs of professional services	458	544
Total costs of revenues	7,180	6,990
Gross profit	4,655	4,987
Selling, general and administrative expenses	3,964	4,143
Income from operations	691	844
Other income/(expense):
Dividend income	50	100
Interest income	9	14
Fair market value gain on digital assets	96	-
Loss on foreign currency exchange	(3)	(4)
Interest expense	(2)	(2)
Income before income taxes	841	952
Income tax expense	248	285
Net income	$593	$667

Per share - net income:
Basic	$0.11	$0.12
Diluted	$0.11	$0.12

Weighted average number of common shares outstanding:
Basic	5,227	5,426
Diluted	5,240	5,444

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(Amounts in thousands)	2025	2024

Operating activities:
Net income	$593	$667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	332	311
Fair market value gain on digital assets	(96)	-
Rounding adjustment on treasury stock	(1)	-
Stock-based compensation expense	-	11
Deferred tax benefit	40	16
Bad debt expense	2	33
Changes in operating assets and liabilities:
Accounts receivable	(236)	(126)
Inventory	(110)	(55)
Prepaid expenses and other assets	(41)	(697)
Accounts payable	281	128
Accrued expenses and other current liabilities	442	738
Deferred revenue	623	853
Right of use assets and liabilities, net	(16)	(11)
Net cash provided by operating activities	1,813	1,868

Investing activities:
Purchases of property, equipment and software development costs	(63)	(91)
Net cash used in investing activities	(63)	(91)

Financing activities:
Repayments of finance lease obligations	(7)	(7)
Proceeds from stock option exercise	80	74
Private purchase of common shares	-	(1,027)
Stock repurchase under Stock Buyback Plan	(634)	(858)
Net cash used in financing activities	(561)	(1,818)
Net change in cash	1,189	(41)
Cash at beginning of period	2,012	2,641
Cash at end of period	$3,201	$2,600

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statement of Equity

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
(Amounts in thousands)	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2024	5,242	$7	$11,381	$(13,462)	$12,007	$9,933
Stock option exercised	1	-	10	-	-	10
Repurchase of common shares under Stock Buyback Plan	(31)	-	-	(383)	-	(383)
Net income	-	-	-	-	31	31
Balance at March 31, 2025	5,212	$7	$11,391	$(13,845)	$12,038	$9,591

Stock option exercised	9	-	70	-	-	70
Repurchase of common shares under Stock Buyback Plan	(24)	-	-	(251)	-	(251)
Retirement of Treasury Shares	-	(1)	(11,401)	13,845	(2,443)	-
Rounding adjustment		(1)				(1)
Net income	-	-	-	-	562	562
Balance at June 30, 2025	5,197	$5	$60	$(251)	$10,157	$9,971

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

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2024, included in our Form 10-K filed on February 20, 2025. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform to current year presentation. Net income and shareholders’ equity were not affected by these reclassifications. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

The following is a reconciliation of the share data used in the basic and diluted income per share computations (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Basic:
Weighted average shares outstanding	5,272	5,371	5,227	5,426

Diluted:
Weighted average shares outstanding	5,272	5,371	5,227	5,426
Weighted average effects of dilutive securities	11	17	13	18
Total	5,283	5,388	5,240	5,444

Antidilutive securities:	17	17	17	17

The effect of the inclusion of the antidilutive shares would have resulted in an increase in earnings per share. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 3 – Equity Investments

For the three months and six months ended June 30, 2025 and 2024, the Company received dividend income from Progressive Beef of $50,000 and $100,000, respectively, representing a distribution of their earnings. The income is reflected within the “Other income/(expense)” section of the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2025 and 2024.

On July 22, 2025, Company entered into a Redemption and Purchase Agreement (the “Agreement”) with Progressive Beef, LLC and BHS, LLC (the “Buyer”). Pursuant to the Agreement, the Buyer redeemed the 10% membership interests in Progressive Beef owned by the Company effective as of June 30, 2025, in exchange for approximately $1.8 million cash and the Buyer’s surrender of 12,585 shares of the Company’s common stock. The Buyer and the Company each made customary representations and warranties in the Agreement.

Note 4 – Intangible and Other Assets

The following table summarizes our intangible and other assets (amounts in thousands, except useful life):

	June 30,	December 31,	Estimated
	2025	2024	Useful Life
Intangible assets subject to amortization:
Tradenames and trademarks	$818	$818	2.5 - 8.0 years
Customer relationships	3,470	3,470	3.0 - 15.0 years
	4,288	4,288
Less accumulated amortization	2,699	2,497
	1,589	1,791
Other assets	23	19
Intangible and other assets:	$1,612	$1,810

Note 5 – Digital Assets

Effective January 1, 2024, the Company early adopted ASU 2023-08, which required entities to measure digital assets or “cryptocurrencies” at fair value with changes recognized in the Consolidated Statements of Income each reporting period.

The following table presents the Company’s digital asset holdings as of June 30, 2025:

	June 30, 2025			December 31, 2024
(in thousands, except for quantity)	Quantity	Cost Basis	Fair Value	Quantity	Cost Basis	Fair Value
Bitcoin	7	$178	$750	7	$178	$654
Total digital assets held		$178	$750		$178	$654

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The following table presents a roll-forward of total digital assets for the six months ended June 30, 2025:

(in thousands)	Fair Value
Digital assets December 31, 2024	$654
Unrealized gain on digital assets	96
Digital assets June 30, 2025	$750

Note 6 – Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities as of (amounts in thousands):

	June 30,	December 31,
	2025	2024

Income and sales taxes payable	$26	$28
Payroll related accruals	820	408
Customer deposits	70	57
Professional fees and other expenses	137	118
	$1,053	$611

Note 7 – Notes Payable

Unison Revolving Line of Credit

The Company had a revolving line of credit (“LOC”) agreement which matured on April 12, 2025. The LOC provided for $75,080 in working capital. The interest rate was at the Wall Street Journal prime rate plus 1.50% and was adjusted daily. Principal and interest were payable upon demand, but if demand was not made, then annual payments of accrued interest only were due, with the principal balance due on maturity. As of December 31, 2024, the effective interest rate was 9.0%. The LOC was collateralized by all the business assets of Where Food Comes From Organic, Inc. (“WFCFO”). As of December 31, 2024, there were no amounts outstanding under this LOC. The Company decided not to renew the LOC at April 12, 2025.

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

The amount of stock-based compensation expense recognized for the three and six month period ended June 30, 2025 and 2024 was $0 and $11,000, respectively. All compensation cost from unvested awards was recognized as of March 31, 2024.

During the three and six months ended June 30, 2025 and 2024, no stock options or common stock were awarded.

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

Stock Option Activity

Stock option activity under our Equity Incentive Plans is summarized as follows:

				Weighted avg.
		Weighted avg.	Weighted avg.	remaining
	Number of	exercise price	grant date fair	contractual life	Aggregate
	awards	per share	value per share	(in years)	intrinsic value

Outstanding, December 31, 2024	62,469	$9.05	$8.07	4.37	$334,769
Granted	-	$-	$-	-
Exercised	(10,640)	$7.42	$6.99	3.78
Expired/Forfeited	-	$-	$-	-
Outstanding, June 30, 2025	51,829	$9.36	$8.30	3.80	$254,605
Exercisable, June 30, 2025	51,829	$9.36	$8.30	3.80	$254,605
Unvested, June 30, 2025	-	$-	$-	-	$-

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on June 30, 2025 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on June 30, 2025.

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

Cancellation of Treasury Shares

In April 2025, the Company canceled 1,237,700 shares of outstanding common stock held as treasury shares on the Consolidated Balance Sheet. The cancellation of these shares resulted in approximately $13.8 million being transferred from Treasury stock to Additional paid-in capital ($11.4 million) and Retained earnings ($2.4 million).

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

The provision or benefit for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three and six months ended June 30, 2025, we recorded an income tax expense of approximately $0.2 million for both periods, compared to income tax expense of $0.2 million and $0.3 million, respectively, for the same 2024 periods.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 10 - Revenue Recognition

Disaggregation of Revenue

We have identified three material revenue categories in our business: (i) verification and certification service revenue, (ii) product sales, (iii) professional services revenue.

Revenue attributable to each of our identified revenue categories is disaggregated in the table below (amounts in thousands).

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenues:
Verification and certification service revenue	$5,332	$5,252	$9,514	$9,686
Product sales	964	819	1,666	1,552
Professional services	266	324	655	739
Total revenues	$6,562	$6,395	$11,835	$11,977

Contract Balances

As of June 30, 2025 and December 31, 2024, accounts receivable from contracts with customers, net of allowance for doubtful accounts, was approximately $2.1 million and $1.8 million, respectively.

As of June 30, 2025 and December 31, 2024, deferred revenue from contracts with customers was approximately $2.4 million and $1.7 million, respectively. The balance of the contract liabilities at June 30, 2025 and December 31, 2024 are expected to be recognized as revenue within one year or less of the invoice date.

The following table reflects the changes in our contract liabilities during the six month period ended June 30, 2025 (amounts in thousands):

Deferred revenue:
Unearned revenue December 31, 2024	$1,748
Unearned billings	2,522
Revenue recognized	(1,899)
Unearned revenue June 30, 2025	$2,371

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 11 – Leases

The components of lease expense were as follows (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating lease cost	$110	$111	$221	$227
Finance lease cost
Amortization of assets	3	3	7	7
Interest on finance lease obligations	1	1	2	2
Variable lease cost	-	-	-	-
Total net lease cost	$114	$115	$230	$236

Included in the table above, for the three and six months ended June 30, 2025 and 2024, is $0.1 million and $0.2 million, respectively, of operating lease cost for our corporate headquarters. This space is being leased from The Move, LLC. Our CEO and President, each a related party to WFCF, have a 24.3% jointly-held ownership interest in The Move, LLC.

Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	June 30, 2025			December 31, 2024
	Related Party	Other	Total	Related Party	Other	Total
Operating leases:
Operating lease ROU assets	$1,816	$173	$1,989	$1,934	$97	$2,031

Current operating lease liabilities	$290	$70	$360	$276	$61	$337
Noncurrent operating lease liabilities	1,983	104	2,087	2,131	38	2,169
Total operating lease liabilities	$2,273	$174	$2,447	$2,407	$99	$2,506

	June 30, 2025	December 31, 2024
Finance leases:
Right of use asset, at cost	$76	$76
Accumulated amortization	(48)	(40)
Property and equipment, net	$28	$36

Current obligations of finance leases	$14	$15
Finance leases, net of current obligations	19	25
Total finance lease liabilities	$33	$40

Weighted average remaining lease term (in years):
Operating leases	5.9	6.4
Finance leases	2.4	2.8

Weighted average discount rate:
Operating leases	5.9%	5.8%
Finance leases	8.6%	8.5%

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Supplemental cash flow and other information related to leases was as follows (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$118	$116	$237	$236
Operating cash flows from finance leases	$1	$1	$2	$2
Financing cash flows from finance leases	$3	$4	$7	$7

ROU assets obtained in exchange for lease liabilities:
Operating leases	$110	$-	$110	$80

Maturities of lease liabilities were as follows (amounts in thousands):

Years Ending December 31st,	Operating Leases	Finance Leases
2025 (remaining six months)	$243	$10
2026	483	14
2027	457	13
2028	470	-
2029	484	-
Thereafter	766	-
Total lease payments	2,903	37
Less amount representing interest	(456)	(4)
Total lease obligations	2,447	33
Less current portion	(360)	(14)
Long-term lease obligations	$2,087	$19

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

The following table shows information for the reportable operating segment (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Assets:
Goodwill	$2,946	$2,946	$2,946	$2,946
All other assets, net	13,678	13,839	13,678	13,839
Total assets	$16,624	$16,785	$16,624	$16,785

Revenues:
Verification and certification service revenue	$5,332	$5,252	$9,514	$9,686
Product sales	964	819	1,666	1,552
Professional services	266	324	655	739
Total revenues	$6,562	$6,395	$11,835	$11,977
Costs of revenues:
Costs of verification and certification services	3,282	3,028	5,677	5,543
Costs of products	617	469	1,045	903
Costs of professional services	203	240	458	544
Total costs of revenues	4,102	3,737	7,180	6,990
Gross profit	2,460	2,658	4,655	4,987
Depreciation & amortization	159	156	332	311
Other operating expenses:
Salaries and benefits	929	928	1,832	1,774
Rent and lease expense	167	158	328	325
Software and technology	201	199	408	405
Legal and professional expenses	100	93	265	289
Tradeshows and marketing	105	208	232	410
Conferences and training	30	30	96	54
Investor relations	34	33	71	74
Other expenses	186	270	400	501
Total Other operating expenses	1,752	1,919	3,632	3,832
Operating income/(loss)	$549	$583	$691	$844
Other items to reconcile operating income/(loss) to net income/(loss):
Other income/(loss)	223	104	150	108
Income tax benefit/(expense)	(210)	(198)	(248)	(285)
Net income/(loss)	$562	$489	$593	$667

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 14 – Supplemental Cash Flow Information

	Six months ended June 30,
(Amounts in thousands)	2025	2024
Cash paid during the year:
Interest expense	$-	$-
Income taxes	$4	$602

Note 15 – Subsequent Events

On July 4, 2025, President Trump signed into law the legislation formally titled “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14” (“the Act”) and commonly referred to as the One Big Beautiful Bill Act. The centerpiece of the bill is the extension of expiring — and in some cases expired — provisions of the 2017 Tax Cuts and Jobs Act (“2017 TCJA”). The Act adjusted several provisions affecting businesses that were previously subject to sunsets, phase-outs, or phase-ins that would have taken effect in the absence of action by Congress or that had already taken effect. While most of the changes made by the Act are effective in future tax years, some of its provisions are effective in the current tax year. We are still considering the full impact of the changes under the Act. While we do not believe the impact will be material to our financial statement, we believe we will have approximately $61,000 in additional tax deductions in the current year under the new tax law.

On July 22, 2025, Company entered into a Redemption and Purchase Agreement (the “Agreement”) with Progressive Beef, LLC and BHS, LLC (the “Buyer”). See Note 3 – Equity Investments for additional information.

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

Through SureHarvest Services LLC (“SureHarvest”) and Postelsia Holdings, Ltd. (“Postelsia”), we primarily provide a wide range of professional services that support our verification activities and generate incremental revenue specific to the food and agricultural industry.

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

Human Capital Resources

Our greatest asset is our people, and we continue to attract the best and brightest with our competitive pay and benefits package. As of June 30, 2025, we had 104 total employees, of which 90 were full-time employees. Approximately 84% of our workforce is comprised of female and other minority employees.

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

Liquidity and Capital Resources

At June 30, 2025, we had cash and cash equivalents of approximately $3.2 million compared to approximately $2.0 million at December 31, 2024. Our working capital at June 30, 2025 and December 31, 2024 was approximately $2.6 million and $2.4 million, respectively.

Net cash provided by operating activities for the six months ended June 30, 2025 was approximately $1.8 million compared to $1.9 million during the same period in 2024. Net cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, fair market value gains and losses on digital assets, stock-based compensation expense, and deferred taxes. Fluctuations are primarily due to operating performance offset by the timing of cash receipts and cash disbursements. The cash provided by operating activities for the period ending June 30, 2025 decreased compared to the same period in 2024 primarily due to a slight decrease in operating performance.

Net cash used in investing activities for the six months ended June 30, 2025 was approximately $63,000 compared to $91,000 in the 2024 period. Net cash used in the period ending June 30, 2025 and 2024 was for purchases of equipment and software development costs.

Net cash used in financing activities for the six months ended June 30, 2025 and 2024 was approximately $0.6 million and $1.8 million, respectively. Cash used for the period ending June 30, 2025, was primarily due to the repurchase of common shares under the Stock Buyback Plan. Cash used for the period ending June 30, 2024, was primarily due to the private purchase of stock and the repurchase of common shares under the Stock Buyback Plan.

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

Debt Facility

The Company had a revolving line of credit (“LOC”) agreement which matured on April 12, 2025. The LOC provided for $75,080 in working capital. The interest rate was at the Wall Street Journal prime rate plus 1.50% and was adjusted daily. Principal and interest were payable upon demand, but if demand is not made, then annual payments of accrued interest only were due, with the principal balance due on maturity. As of December 31, 2024, the effective interest rate was 9.0%. The LOC was collateralized by all the business assets of Where Food Comes From Organic, Inc. (“WFCFO”). As of December 31, 2024, there were no amounts outstanding under this LOC. The Company decided not to renew the LOC at April 12, 2025.

Off-Balance Sheet Arrangements

As of June 30, 2025, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2025 compared to the same period in fiscal year 2024

The following table shows information for reportable operating segment (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Assets:
Goodwill	$2,946	$2,946	$2,946	$2,946
All other assets, net	13,678	13,839	13,678	13,839
Total assets	$16,624	$16,785	$16,624	$16,785

Revenues:
Verification and certification service revenue	$5,332	$5,252	$9,514	$9,686
Product sales	964	819	1,666	1,552
Professional services	266	324	655	739
Total revenues	$6,562	$6,395	$11,835	$11,977
Costs of revenues:
Costs of verification and certification services	3,282	3,028	5,677	5,543
Costs of products	617	469	1,045	903
Costs of professional services	203	240	458	544
Total costs of revenues	4,102	3,737	7,180	6,990
Gross profit	2,460	2,658	4,655	4,987
Depreciation & amortization	159	156	332	311
Other operating expenses:
Salaries and benefits	929	928	1,832	1,774
Rent and lease expense	167	158	328	325
Software and technology	201	199	408	405
Legal and professional expenses	100	93	265	289
Tradeshows and marketing	105	208	232	410
Conferences and training	30	30	96	54
Investor relations	34	33	71	74
Other expenses	186	270	400	501
Total Other operating expenses	1,752	1,919	3,632	3,832
Operating income/(loss)	$549	$583	$691	$844
Other items to reconcile operating income/(loss) to net income/(loss):
Other income/(loss)	223	104	150	108
Income tax benefit/(expense)	(210)	(198)	(248)	(285)
Net income/(loss)	$562	$489	$593	$667

Revenue

Verification and certification service revenues consist of fees charged for verification audits and other verification and certification related services that the Company performs for customers. Fees earned from our WFCF labeling program are also included in our verification and certification revenues as it represents a value-added extension of our source verification. We are recognized and utilized by numerous standard-setting bodies as an accredited verification or certification service provider. We enable food producers and brands to make certain claims on live animals or packaged food products by verifying that they are meeting the standards or guidelines associated with the claim(s) they are making. Verification and certification service revenue for the three months ended June 30, 2025 increased marginally compared with the same period in 2024, while the six month period decreased $0.2 million compared to the same period in 2024. While we continue to experience new customer growth and bundling opportunities, these increases have been negatively impacted by revenue tied directly to price per head of cattle and delayed timing of poultry audits in which facilities have been impacted by Avian Influenza. We believe we are still at a low point of a contraction phase within the cattle cycle. How long we will continue to contract will be directly impacted by drought and pasture conditions.

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. Product sales for the three and six months ended June 30, 2025 increased 17.7% and 7.3%, respectively, compared to the same periods in 2024.

Professional services revenue includes a wide range of professional consulting, data analysis, reporting and technology solutions that support our verification business and generate incremental revenue specific to the food and agricultural industry. Our professional services revenue stream is predominantly project based and not recurring in nature. Professional services revenue for the three and six months ended June 30, 2025 decreased $58,000 and $84,000, respectively, compared to the same periods in 2024.

Costs of Revenue

Costs of verification and certification services for the three and six months ended June 30, 2025 were approximately $3.3 million and $5.7 million, respectively, compared to $3.0 million and $5.5 million, respectively, for the same periods in 2024. Gross margin for the three months ended June 30, 2025 and 2024 was 38.4% and 42.3%, respectively, while the gross margin for the six months ended June 30, 2025 and 2024 was 40.3% and 42.8%, respectively. Our costs of verification and certification services are generally impacted by various costs such as salaries and benefits, insurance and taxes. The percentage increase is primarily due to increases in compensation related costs due to a tight labor market.

Costs of products for the three and six months ended June 30, 2025 were approximately $0.6 million and $1.0 million, respectively, compared to $0.5 million and $0.9 million, respectively, for the same periods in 2024. The increase is primarily due to inflationary increases in the costs of products shipped.

Costs of our professional services revenue for the three and six months ended June 30, 2025 and 2024 were approximately $0.2 million and $0.5 million, respectively.

Selling, General and Administrative Expenses

Other operating expenses for the three and six months ended June 30, 2025 were approximately $1.8 million and $3.6 million, respectively, compared to $1.9 million and $3.8 million, respectively, for the same periods in 2024. Our most significant operating expense includes salaries and benefits. The increase in the 2025 period is due to a tight labor market, offset by savings in marketing and tradeshow costs. Some of the savings are due to timing, while some are due to a very disciplined approach in our marketing process. Depreciation and amortization expense for the three and six months ended June 30, 2025 and 2024 were approximately $0.2 million and $0.3 million, respectively.

Other Income / Expenses

For the three and six months ended June 30, 2025 and 2024, the Company received $50,000 and $100,000, respectively, of dividend income from Progressive Beef.

The Company measures the digital assets at fair value with changes recognized in the Consolidated Statements of Income for each reporting period. For the three and six months ended June 30, 2025, the Company recorded an unrealized gain of approximately $0.2 million and $0.1 million, respectively.

Income Tax Expense

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three and six months ended June 30, 2025, we recorded income tax expense of approximately $0.2 million for both periods, compared to income tax expense of $0.2 million and $0.3 million, respectively for the same period in 2024.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the three and six months ended June 30, 2025 was approximately $0.6 million and $0.11 per basic and diluted common share, for both periods, compared to net income of approximately $0.5 million and $0.7 million and $0.09 and $0.12 per basic and diluted common share for the same periods in 2024.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2024 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2025, the Company recognizes matters specific to tariffs, pandemics, the inflationary environment and weather-related risks may have a continued economic impact on the Company, but management does not know and cannot estimate what the long-term financial impact may be. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

On September 30, 2019, our Board of Directors approved a new plan to buyback up to 2.5 million additional shares of our common stock from the open market (“Stock Buyback Plan”). Activity for the three months ended June 30, 2025 is as follows:

	Number of Shares	Cost of Shares (in thousands)	Average Cost per Share
Shares purchased - April 2025	-	$-	$-
Shares purchased - May 2025	5,356	$54	$10.00
Shares purchased - June 2025	19,125	$197	$10.30
Total	24,481	$251

ITEM 6. EXHIBITS

(a) Exhibits

Number	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2025	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

	By:	/s/ Dannette Henning
Chief Financial Officer

