Form 10-Q
period 2025-09-30
Where Food Comes From, Inc.
filed 2025-11-13
CIK 1360565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly period ended September 30, 2025

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to _____________

Commission File No. 001-40314

WHERE FOOD COMES FROM, INC.

(exact name of registrant as specified in its charter)

Colorado	43-1802805
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of November 3, 2025, was 5,111,945.

Where Food Comes From, Inc.

Table of Contents

September 30, 2025

Where Food Comes From, Inc.

Consolidated Balance Sheets

	September 30,	December 31,
(Amounts in thousands, except per share amounts)	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,759	$2,012
Accounts receivable, net of allowance	2,370	1,826
Inventory	894	1,002
Prepaid expenses and other current assets	507	705
Total current assets	8,530	5,545
Property and equipment, net	688	737
Right-of-use assets, net	1,937	2,067
Equity investments	200	1,191
Intangible and other assets, net	1,516	1,810
Digital assets	798	654
Goodwill, net	2,946	2,946
Deferred tax assets, net	239	356
Total assets	$16,854	$15,306

Liabilities and Equity
Current liabilities:
Accounts payable	$739	$468
Accrued expenses and other current liabilities	1,398	611
Deferred revenue	2,028	1,748
Current portion of finance lease obligations	13	15
Current portion of operating lease obligations	362	337
Total current liabilities	4,540	3,179
Finance lease obligations, net of current portion	16	25
Operating lease obligation, net of current portion	1,999	2,169
Total liabilities	6,555	5,373

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 95,000 shares authorized; 5,209 (2025) and 6,449 (2024) shares issued, and 5,124 (2025) and 5,242 (2024) shares outstanding	5	7
Additional paid-in-capital	-	11,381
Treasury stock of 85 (2025) and 1,206 (2024) shares	(969)	(13,462)
Retained earnings	11,263	12,007
Total equity	10,299	9,933
Total liabilities and stockholders’ equity	$16,854	$15,306

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,
(Amounts in thousands, except per share amounts)	2025	2024
Revenues:
Verification and certification service revenue	$5,556	$5,486
Product sales	1,202	1,329
Professional services	257	292
Total revenues	7,015	7,107
Costs of revenues:
Costs of verification and certification services	3,348	3,288
Costs of products	781	841
Costs of professional services	200	204
Total costs of revenues	4,329	4,333
Gross profit	2,686	2,774
Selling, general and administrative expenses	2,111	2,166
Income from operations	575	608
Other income/(expense):
Dividend income	50	50
Interest income	7	15
Gain on sale of assets	946	1
Fair market value gain on digital assets	48	-
Loss on foreign currency exchange	-	-
Interest expense	-	(1)
Income before income taxes	1,626	673
Income tax expense	480	181
Net income	$1,146	$492

Per share - net income:
Basic	$0.22	$0.09
Diluted	$0.22	$0.09

Weighted average number of common shares outstanding:
Basic	5,284	5,342
Diluted	5,297	5,357

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Operations

(Unaudited)

	Nine months ended September 30,
(Amounts in thousands, except per share amounts)	2025	2024
Revenues:
Verification and certification service revenue	$15,070	$15,172
Product sales	2,868	2,881
Professional services	912	1,031
Total revenues	18,850	19,084
Costs of revenues:
Costs of verification and certification services	9,025	8,831
Costs of products	1,826	1,744
Costs of professional services	658	748
Total costs of revenues	11,509	11,323
Gross profit	7,341	7,761
Selling, general and administrative expenses	6,075	6,309
Income from operations	1,266	1,452
Other income/(expense):
Dividend income	100	150
Interest income	16	29
Gain on sale of assets	946	1
Fair market value gain on digital assets	144	-
Loss on foreign currency exchange	(3)	(4)
Interest expense	(2)	(3)
Income before income taxes	2,467	1,625
Income tax expense	728	466
Net income	$1,739	$1,159

Per share - net income:
Basic	$0.34	$0.22
Diluted	$0.34	$0.21

Weighted average number of common shares outstanding:
Basic	5,124	5,398
Diluted	5,137	5,415

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(Amounts in thousands)	2025	2024

Operating activities:
Net income	$1,739	$1,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	481	467
Fair market value gain on digital assets	(144)	-
Rounding adjustment on treasury stock	(1)	-
Gain on sale of assets	(946)	(1)
Stock-based compensation expense	-	11
Deferred tax benefit	113	12
Bad debt expense	57	52
Changes in operating assets and liabilities:
Accounts receivable	(601)	(158)
Inventory	108	20
Prepaid expenses and other assets	196	(958)
Accounts payable	271	306
Accrued expenses and other current liabilities	787	1,227
Deferred revenue	280	661
Right of use assets and liabilities, net	(26)	(18)
Net cash provided by operating activities	2,314	2,780

Investing activities:
Proceeds from sale of intangible assets	-	11
Proceeds from sale of equity investment in Progressive Beef	1,837	-
Purchases of property, equipment and software development costs	(121)	(130)
Net cash provided by / (used in) investing activities	1,716	(119)

Financing activities:
Repayments of finance lease obligations	(11)	(10)
Proceeds from stock option exercise	80	84
Private purchase of common shares	-	(1,027)
Stock repurchase under Stock Buyback Plan	(1,352)	(1,592)
Net cash used in financing activities	(1,283)	(2,545)
Net change in cash	2,747	116
Cash at beginning of period	2,012	2,641
Cash at end of period	$4,759	$2,757

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statement of Equity

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
(Amounts in thousands)	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2024	5,242	$7	$11,381	$(13,462)	$12,007	$9,933
Stock option exercised	1	-	10	-	-	10
Repurchase of common shares under Stock Buyback Plan	(31)	-	-	(383)	-	(383)
Net income	-	-	-	-	31	31
Balance at March 31, 2025	5,212	$7	$11,391	$(13,845)	$12,038	$9,591

Stock option exercised	9	-	70	-	-	70
Repurchase of common shares under Stock Buyback Plan	(24)	-	-	(251)	-	(251)
Retirement of Treasury Shares	-	(1)	(11,401)	13,845	(2,443)	-
Rounding adjustment		(1)				(1)
Net income	-	-	-	-	562	562
Balance at June 30, 2025	5,197	$5	$60	$(251)	$10,157	$9,971

Repurchase of common shares under Stock Buyback Plan	(61)	-	-	(718)	-	(718)
Retirement of Shares from Progressive Beef Agreement	(12)	-	(60)	-	(40)	(100)
Net income	-	-	-	-	1,146	1,146
Balance at September 30, 2025	5,124	$5	$-	$(969)	$11,263	$10,299

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

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2024, included in our Form 10-K filed on February 20, 2025. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform to current year presentation. Net income and shareholders’ equity were not affected by these reclassifications. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for software costs that are accounting for under Subtopic 350-40, Intangibles – Goodwill and Other – Internal-Use Software. The Company will be required to adopt this update January 1, 2028 for annual and interim reporting, with early adoption permitted. At this time, management is determining the impact on its financial statements.

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The following is a reconciliation of the share data used in the basic and diluted income per share computations (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Basic:
Weighted average shares outstanding	5,284	5,342	5,124	5,398

Diluted:
Weighted average shares outstanding	5,284	5,342	5,124	5,398
Weighted average effects of dilutive securities	13	15	13	17
Total	5,297	5,357	5,137	5,415

Antidilutive securities:	17	17	17	17

The effect of the inclusion of the antidilutive shares would have resulted in an increase in earnings per share. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Note 3 – Equity Investments

For each of the three months ended September 30, 2025 and 2024, the Company received dividend income from Progressive Beef of $50,000, representing a distribution of their earnings. For the nine months ended September 30, 2025 and 2024, the Company received dividend income from Progressive Beef of $100,000 and $150,000, respectively, representing a distribution of their earnings. The income is reflected within the “Other income/(expense)” section of the Company’s Consolidated Statement of Operations for the three and nine months ended September 30, 2025 and 2024.

On July 22, 2025, the Company entered into a Redemption and Purchase Agreement (the “Agreement”) with Progressive Beef, LLC and BHS, LLC (the “Buyer”). Pursuant to the Agreement, the Buyer redeemed the 10% membership interests in Progressive Beef owned by the Company effective as of June 30, 2025, in exchange for approximately $1.8 million cash and the Buyer’s surrender of 12,585 shares of the Company’s common stock. The transaction resulted in approximately a $0.9 million gain on the sale of our investment recorded in the Other Income / Expense section of the Consolidated Statement of Operations for the three months ended September 30, 2025. The Buyer and the Company each made customary representations and warranties in the Agreement.

Note 4 – Intangible and Other Assets

The following table summarizes our intangible and other assets (amounts in thousands, except useful life):

	September 30,	December 31,	Estimated
	2025	2024	Useful Life
Intangible assets subject to amortization:
Tradenames and trademarks	$818	$818	2.5 - 8.0 years
Customer relationships	3,470	3,470	3.0 - 15.0 years
	4,288	4,288
Less accumulated amortization	2,794	2,497
	1,494	1,791
Other assets	22	19
Intangible and other assets:	$1,516	$1,810

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 5 – Digital Assets

Effective January 1, 2024, the Company early adopted ASU 2023-08, which required entities to measure digital assets or “cryptocurrencies” at fair value with changes recognized in the Consolidated Statements of Income each reporting period.

The following table presents the Company’s digital asset holdings as of September 30, 2025:

	September 30, 2025			December 31, 2024
(in thousands, except for quantity)	Quantity	Cost Basis	Fair Value	Quantity	Cost Basis	Fair Value
Bitcoin	7	$178	$798	7	$178	$654
Total digital assets held		$178	$798		$178	$654

The following table presents a roll-forward of total digital assets for the nine months ended September 30, 2025:

(in thousands)	Fair Value
Digital assets December 31, 2024	$654
Unrealized gain on digital assets	144
Digital assets September 30, 2025	$798

Note 6 – Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities as of (amounts in thousands):

	September 30,	December 31,
	2025	2024

Income and sales taxes payable	$34	$28
Payroll related accruals	1,121	408
Customer deposits	85	57
Professional fees and other expenses	158	118
	$1,398	$611

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

The amount of stock-based compensation expense recognized for the three and nine month period ended September 30, 2024 was $0 and $11,000, respectively. All compensation cost from unvested awards was recognized as of March 31, 2024.

During the three and nine months ended September 30, 2025 and 2024, no stock options or common stock were awarded.

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

Stock Option Activity

Stock option activity under our Equity Incentive Plans is summarized as follows:

				Weighted avg.
		Weighted avg.	Weighted avg.	remaining
	Number of	exercise price	grant date fair	contractual life	Aggregate
	awards	per share	value per share	(in years)	intrinsic value

Outstanding, December 31, 2024	62,469	$9.05	$8.07	4.37	$334,769
Granted	-	$-	$-	-
Exercised	(10,640)	$7.42	$6.99	3.51
Expired/Forfeited	-	$-	$-	-
Outstanding, September 30, 2025	51,829	$9.36	$8.30	3.55	$254,605
Exercisable, September 30, 2025	51,829	$9.36	$8.30	3.55	$254,605
Unvested, September 30, 2025	-	$-	$-	-	$-

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on September 30, 2025 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on September 30, 2025.

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

The provision or benefit for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three months ended September 30, 2025 and 2024 we recorded an income tax expense of approximately $0.5 million and $0.2 million, respectively. For the nine months ended September 30, 2025 and 2024 we recorded an income tax expense of approximately $0.7 million and $0.5 million, respectively.

Note 10 - Revenue Recognition

Disaggregation of Revenue

We have identified three material revenue categories in our business: (i) verification and certification service revenue, (ii) product sales, (iii) professional services revenue.

Revenue attributable to each of our identified revenue categories is disaggregated in the table below (amounts in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenues:
Verification and certification service revenue	$5,556	$5,486	$15,070	$15,172
Product sales	1,202	1,329	2,868	2,881
Professional services	257	292	912	1,031
Total revenues	$7,015	$7,107	$18,850	$19,084

Contract Balances

As of September 30, 2025 and December 31, 2024, accounts receivable from contracts with customers, net of allowance for doubtful accounts, was approximately $2.3 million and $1.8 million, respectively.

As of September 30, 2025 and December 31, 2024, deferred revenue from contracts with customers was approximately $2.0 million and $1.7 million, respectively. The balance of the contract liabilities at September 30, 2025 and December 31, 2024 are expected to be recognized as revenue within one year or less of the invoice date.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The following table reflects the changes in our contract liabilities during the nine month period ended September 30, 2025 (amounts in thousands):

Deferred revenue:
Unearned revenue December 31, 2024	$1,748
Unearned billings	3,157
Revenue recognized	(2,877)
Unearned revenue September 30, 2025	$2,028

Note 11 – Leases

The components of lease expense were as follows (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating lease cost	$111	$110	$332	$337
Finance lease cost
Amortization of assets	4	4	11	11
Interest on finance lease obligations	-	1	2	3
Variable lease cost	-	-	-	-
Total net lease cost	$115	$115	$345	$351

Included in the table above, for the three and nine months ended September 30, 2025 and 2024, is $0.1 million and $0.3 million, respectively, of operating lease cost for our corporate headquarters. This space is being leased from The Move, LLC. Our CEO and President, each a related party to WFCF, have a 24.3% jointly-held ownership interest in The Move, LLC.

Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	September 30, 2025			December 31, 2024
	Related Party	Other	Total	Related Party	Other	Total
Operating leases:
Operating lease ROU assets	$1,756	$156	$1,912	$1,934	$97	$2,031

Current operating lease liabilities	$297	$65	$362	$276	$61	$337
Noncurrent operating lease liabilities	1,906	93	1,999	2,131	38	2,169
Total operating lease liabilities	$2,203	$158	$2,361	$2,407	$99	$2,506

	September 30, 2025	December 31, 2024
Finance leases:
Right of use asset, at cost	$76	$76
Accumulated amortization	(51)	(40)
Property and equipment, net	$25	$36

Current obligations of finance leases	$13	$15
Finance leases, net of current obligations	16	25
Total finance lease liabilities	$29	$40

Weighted average remaining lease term (in years):
Operating leases	5.7	6.4
Finance leases	2.2	2.8

Weighted average discount rate:
Operating leases	5.9%	5.8%
Finance leases	8.8%	8.5%

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Supplemental cash flow and other information related to leases was as follows (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$121	$118	$358	$354
Operating cash flows from finance leases	$-	$1	$2	$3
Financing cash flows from finance leases	$4	$3	$11	$10

ROU assets obtained in exchange for lease liabilities:
Operating leases	$-	$-	$110	$80

Maturities of lease liabilities were as follows (amounts in thousands):

Years Ending December 31st,	Operating Leases	Finance Leases
2025 (remaining three months)	$123	$5
2026	483	14
2027	457	13
2028	470	-
2029	484	-
Thereafter	766	-
Total lease payments	2,783	32
Less amount representing interest	(422)	(3)
Total lease obligations	2,361	29
Less current portion	(362)	(13)
Long-term lease obligations	$1,999	$16

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The following table shows information for the reportable operating segment (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Assets:
Goodwill	$2,946	$2,946	$2,946	$2,946
All other assets, net	13,908	14,000	13,908	14,000
Total assets	$16,854	$16,946	$16,854	$16,946

Revenues:
Verification and certification service revenue	$5,556	$5,486	$15,070	$15,172
Product sales	1,202	1,329	2,868	2,881
Professional services	257	292	912	1,031
Total revenues	$7,015	$7,107	$18,850	$19,084
Costs of revenues:
Costs of verification and certification services	3,348	3,288	9,025	8,831
Costs of products	781	841	1,826	1,744
Costs of professional services	200	204	658	748
Total costs of revenues	4,329	4,333	11,509	11,323
Gross profit	2,686	2,774	7,341	7,761
Depreciation & amortization	149	156	481	467
Other operating expenses:
Salaries and benefits	942	914	2,774	2,688
Rent and lease expense	152	158	480	483
Software and technology	226	231	634	636
Legal and professional expenses	125	193	390	482
Tradeshows and marketing	169	195	401	605
Conferences and training	15	20	111	74
Investor relations	27	27	98	101
Other expenses	306	272	706	773
Total other operating expenses	1,962	2,010	5,594	5,842
Operating income/(loss)	$575	$608	$1,266	$1,452
Other items to reconcile operating income/(loss) to net income/(loss):
Other income/(loss)	1,051	65	1,201	173
Income tax benefit/(expense)	(480)	(181)	(728)	(466)
Net income/(loss)	$1,146	$492	$1,739	$1,159

Note 14 – Supplemental Cash Flow Information

	Nine months ended September 30,
(Amounts in thousands)	2025	2024
Cash paid during the year:
Interest expense	$-	$-
Income taxes	$335	$925

Note 15 – Subsequent Events

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

We also primarily provide a wide range of professional services that support our verification activities and generate incremental revenue specific to the food and agricultural industry.

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

We believe that sound corporate governance is critical to helping us achieve our goals, including with respect to ESG. We continue to evolve a governance framework that exercises appropriate oversight of responsibilities at all levels throughout the company and manages its affairs consistent with high principles of business ethics. Our internal ESG Council is made up of leaders from across our company, and regularly works with our Executive Team, which oversees our ESG impacts, initiatives, and priorities.

Human Capital Resources

Our greatest asset is our people, and we continue to attract the best and brightest with our competitive pay and benefits package. As of September 30, 2025, we had 101 total employees, of which 91 were full-time employees. Approximately 84% of our workforce is comprised of female and other minority employees.

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

Liquidity and Capital Resources

At September 30, 2025, we had cash and cash equivalents of approximately $4.8 million compared to approximately $2.0 million at December 31, 2024. Our working capital at September 30, 2025 and December 31, 2024 was approximately $4.0 million and $2.4 million, respectively.

Net cash provided by operating activities for the nine months ended September 30, 2025 was approximately $2.3 million compared to $2.8 million during the same period in 2024. Net cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, fair market value gains and losses on digital assets, stock-based compensation expense, and deferred taxes. Fluctuations are primarily due to operating performance offset by the timing of cash receipts and cash disbursements. The cash provided by operating activities for the period ending September 30, 2025 decreased compared to the same period in 2024 primarily due to absorption of increasing costs of services over a slight reduction in revenue.

Net cash provided by investing activities for the nine months ended September 30, 2025 was approximately $1.7 million compared to cash used in investing activities of $0.1 million in the 2024 period. Net cash provided in the period ending September 30, 2025 was primarily from sale of the Company’s equity investment in Progressive Beef.

Net cash used in financing activities for the nine months ended September 30, 2025 and 2024 was approximately $1.3 million and $2.5 million, respectively. Cash used for the period ending September 30, 2025, was primarily due to the repurchase of common shares under the Stock Buyback Plan. Cash used for the period ending September 30, 2024, was primarily due to the private purchase of stock and the repurchase of common shares under the Stock Buyback Plan.

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

Off-Balance Sheet Arrangements

As of September 30, 2025, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Three and nine months ended September 30, 2025 compared to the same period in fiscal year 2024

The following table shows information for reportable operating segment (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Assets:
Goodwill	$2,946	$2,946	$2,946	$2,946
All other assets, net	13,908	14,000	13,908	14,000
Total assets	$16,854	$16,946	$16,854	$16,946

Revenues:
Verification and certification service revenue	$5,556	$5,486	$15,070	$15,172
Product sales	1,202	1,329	2,868	2,881
Professional services	257	292	912	1,031
Total revenues	$7,015	$7,107	$18,850	$19,084
Costs of revenues:
Costs of verification and certification services	3,348	3,288	9,025	8,831
Costs of products	781	841	1,826	1,744
Costs of professional services	200	204	658	748
Total costs of revenues	4,329	4,333	11,509	11,323
Gross profit	2,686	2,774	7,341	7,761
Depreciation & amortization	149	156	481	467
Other operating expenses:
Salaries and benefits	942	914	2,774	2,688
Rent and lease expense	152	158	480	483
Software and technology	226	231	634	636
Legal and professional expenses	125	193	390	482
Tradeshows and marketing	169	195	401	605
Conferences and training	15	20	111	74
Investor relations	27	27	98	101
Other expenses	306	272	706	773
Total other operating expenses	1,962	2,010	5,594	5,842
Operating income/(loss)	$575	$608	$1,266	$1,452
Other items to reconcile operating income/(loss) to net income/(loss):
Other income/(loss)	1,051	65	1,201	173
Income tax benefit/(expense)	(480)	(181)	(728)	(466)
Net income/(loss)	$1,146	$492	$1,739	$1,159

Revenue

Verification and certification service revenues consist of fees charged for verification audits and other verification and certification related services that the Company performs for customers. Fees earned from our WFCF labeling program are also included in our verification and certification revenues as it represents a value-added extension of our source verification. We are recognized and utilized by numerous standard-setting bodies as an accredited verification or certification service provider. We enable food producers and brands to make certain claims on live animals or packaged food products by verifying that they are meeting the standards or guidelines associated with the claim(s) they are making. Verification and certification service revenue for the three months ended September 30, 2025 increased $0.1 million compared with the same period in 2024, while the nine month period decreased $0.1 million compared to the same period in 2024. We continue to experience new customer growth and bundling opportunities, while also seeing the negative impacts of revenue tied directly to price per head of cattle. We believe we are a low point of a contraction phase within the cattle cycle. However, rebuilding of the herd is impacted by many factors including drought conditions in different regions, the price of inputs and interest rates. The premiums for verified cattle remain strong in the marketplace above commodity cattle prices in spite of significant pressure on beef packer margins. Verified product attributes like animal care, sustainability and natural continued to be demanded and our programs allow supply chains to meet this growing customer demand.

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. Product sales for the three and nine months ended September 30, 2025 decreased 9.6% and 0.5%, respectively, compared to the same periods in 2024.

Professional services revenue includes a wide range of professional consulting, data analysis, reporting and technology solutions that support our verification business and generate incremental revenue specific to the food and agricultural industry. Our professional services revenue stream is predominantly project based and not recurring in nature. Professional services revenue for the three and nine months ended September 30, 2025 decreased $35,000 and $0.1 million, respectively, compared to the same periods in 2024.

Costs of Revenue

Costs of verification and certification services for the three and nine months ended September 30, 2025 were approximately $3.3 million and $9.0 million, respectively, compared to $3.3 million and $8.8 million, respectively, for the same periods in 2024. Gross margin for the three months ended September 30, 2025 and 2024 was 39.7% and 40.1%, respectively, while the gross margin for the nine months ended September 30, 2025 and 2024 was 40.1% and 41.8%, respectively. Our costs of verification and certification services have increased due to increases in salaries and benefits, insurance and taxes.

Costs of products for each of the three months ended September 30, 2025 and 2024 were approximately $0.8 million, respectively. Costs of products for the nine months ended September 30, 2025 and 2024 were approximately $1.8 million and $1.7 million, respectively. We continue to experience inflationary price increases passed on to us by our manufacturers, while simultaneously, dealing with market conditions that foster a competitive environment for selling cattle ear tags.

Costs of our professional services revenue for each the three months and nine months ended September 30, 2025 and 2024 were approximately $0.2 million and $0.7 million, respectively.

Selling, General and Administrative Expenses

Other operating expenses for each of the three months ended September 30, 2025 and 2024 were approximately $2.0 million, respectively. Other operating expenses for the nine months ended September 30, 2025 and 2024 were approximately $5.6 million and $5.8 million, respectively. Our most significant operating expense includes salaries and benefits. The decrease in the 2025 period is due to savings in marketing and tradeshow costs, offset by increases in salaries and benefits. Some of the savings are due to timing, while some are due to a very disciplined approach in our marketing process. Depreciation and amortization expense for the three and nine months ended September 30, 2025 and 2024 were approximately $0.1 million and $0.5 million, respectively.

Other Income / Expenses

For the three months ended September 30, 2025 and 2024, the Company received dividend income from Progressive Beef of $50,000, representing a distribution of their earnings. For the nine months ended September 30, 2025 and 2024, the Company received dividend income from Progressive Beef of $100,000 and $150,000, respectively, representing a distribution of their earnings.

On July 22, 2025, the Company entered into a Redemption and Purchase Agreement (the “Agreement”) with Progressive Beef, LLC and BHS, LLC (the “Buyer”). Pursuant to the Agreement, the Buyer redeemed the 10% membership interests in Progressive Beef owned by the Company effective as of June 30, 2025, in exchange for approximately $1.8 million cash and the Buyer’s surrender of 12,585 shares of the Company’s common stock. The transaction resulted in approximately $0.9 million gain on the sale of our investment recorded in the Other Income/Expense section of the Consolidated Statement of Operations for the three months ended September 30, 2025.

The Company measures the digital assets at fair value with changes recognized in the Consolidated Statements of Income for each reporting period. For the three and nine months ended September 30, 2025, the Company recorded an unrealized gain of approximately $48,000 and $144,000, respectively.

Income Tax Expense

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three months ended September 30, 2025 and 2024 we recorded an income tax expense of approximately $0.5 million and $0.2 million, respectively. For the nine months ended September 30, 2025 and 2024 we recorded an income tax expense of approximately $0.7 million and $0.5 million, respectively.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the three months ended September 30, 2025 was approximately $1.1 million and $0.22 per basic and diluted common share, compared to net income of approximately $0.5 million and $0.09 per basic and diluted common share for the same period in 2024. Net income attributable to WFCF shareholders for the nine months ended September 30, 2025 was approximately $1.7 million and $0.34 per basic and diluted common share, compared to net income of approximately $1.2 million and $0.22 per basic share and $0.21 per diluted common share for the same period in 2024.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2024 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 30, 2025, the Company recognizes matters specific to tariffs, pandemics, the inflationary environment and weather-related risks may have a continued economic impact on the Company, but management does not know and cannot estimate what the long-term financial impact may be. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

On September 30, 2019, our Board of Directors approved a new plan to buyback up to 2.5 million additional shares of our common stock from the open market (“Stock Buyback Plan”). Activity for the three months ended September 30, 2025 is as follows:

	Number of Shares	Cost of Shares (in thousands)	Average Cost per Share
Shares purchased - July 2025	15,169	$165	$10.89
Shares purchased - August 2025	11,389	$128	$11.27
Shares purchased - September 2025	34,163	$425	$12.43
Total	60,721	$718

ITEM 6. EXHIBITS

(a) Exhibits

Number	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2025	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

By:	/s/ Dannette Henning
Chief Financial Officer

