Form 10-K
period 2025-12-31
Where Food Comes From, Inc.
filed 2026-02-26
CIK 1360565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant on June 30, 2025, the last business day of our most recently completed second fiscal quarter, was $27,604,411, based on the closing stock price on June 30, 2025 of $11.06.

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of February 18, 2026 was 5,048,251.

DOCUMENTS INCORPORATED BY REFERENCE: Part III is incorporated by reference from the registrant’s Definitive Proxy Statement for its 2026 Annual Meeting of Shareholders to be filed, pursuant to Regulation 14A, within 120 days after the close of the registrant’s 2025 fiscal year.

PART I

ITEM 1. BUSINESS

GENERAL

Where Food Comes From, Inc. and its subsidiaries (“WFCF,” the “Company,” “our,” “we,” or “us”) is a leading trusted resource for third-party verification of food production practices in North America. The Company estimates that it supports more than approximately 17,500 farmers, ranchers, vineyards, wineries, processors, retailers, distributors, trade associations, consumer brands, chefs and restaurants with a wide variety of value-added services provided through its family of verifiers. In order to have credibility, product claims such as gluten-free, non-GMO, non-hormone treated, humane handling, and others require verification by an independent third-party such as WFCF. The Company’s principal business is conducting both on-site and desk audits to verify that claims being made about livestock, aquaculture, crops and other food products are accurate.

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

Consumers: Due to concerns about social responsibility and sustainability, food safety, and an overall increase in health consciousness, consumers are demanding more information about the food they purchase. Third-party verification means highly trained verification specialists reviewed documentation and have sent independent auditors onsite to where the food came from to confirm if a claim is true.

Retailers: Responding to consumer demands for increased transparency as well as to the negative impact food scandals have on their bottom lines, retailers are requiring their suppliers to adhere to more stringent traceability and verification of product claims. Verification and certification provide retailers and food service a way to differentiate themselves from their competitors. Ultimately, verification helps build trust while communicating how much a retailer cares about the authenticity of the claims on their products.

Government Regulation: Regulations including the U.S. Department of Agriculture’s (“USDA”) Animal Disease Traceability program, international export requirements, non-GMO and gluten-free testing requirements, and ingredient labeling regulations are all impacting product verification. Verification programs add value to products. In addition to adding value, they also enable access to new market opportunities, which include international exports.

Growth Strategy

Due to organic growth in our portfolio of auditing standards, consumer demand and acquisitions, our sales have grown rapidly from $1.1 million in 2006 to $24.9 million in 2025, a 19-year compounded annual growth rate (“CAGR”) of approximately 17.87%.

Our growth strategy is as follows:

●	To cover more food groups than any other verification provider. Currently we verify to hundreds of claims, programs and markets focusing on beef, lamb, pork, poultry, fish, dairy, eggs, fresh produce, nuts and grains, wine and finished products. We continue to expand our scope within beverages, seafood and other produce. We believe we offer the most comprehensive verification solutions in the industry.
●	To offer solutions for all participants in the food supply chain, including feed and input ingredient providers, farmers, producers, integrators, packers, auction barns, processors, handlers, distributors, restaurants, retailers and consumers.
●	To continue organic growth. We leverage our bundling capability to aggressively pursue new customers, while sustaining our recurring revenue model and high retention rates. We help new and existing customers create a program specific to their brand. As long as their process or claim can be standardized, we can create an audit platform to measure it accurately and authentically.
●	To continue growth through merger and acquisition opportunities. Through selective acquisitions, we can expand our footprint by adding new customers, services, food groups and revenue streams.

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

REVENUES

We offer a wide array of services, including verification, certification, consulting and other professional services, to help food producers, brands and consumers differentiate certain attributes and production methods in the marketplace. We sell our services directly to customers at various levels in the agriculture, food and livestock supply chain. Most of our service offerings can be bundled to provide a “one-stop shop” for customers that have multiple levels of verification and certification needs, such as source verification and food safety certification. Our customers include some of the largest U.S. beef and pork packers, organic producers and processors, and specialty retail chains. No single customer generated more than 10% of the Company’s consolidated revenue in 2025 or 2024.

Verification and Certification Revenue

Our verification and certification service revenues consist of fees charged for verification audits and other verification and certification related services the Company performs for customers. Fees earned from our WFCF labeling program are also included in our verification and certification revenues as it represents a value-added extension of our source verification. We are recognized and utilized by numerous standard-setting bodies as an accredited verification or certification service provider. We enable food producers and brands to make certain claims on live animals or packaged food products by verifying that they are meeting the standards or guidelines associated with the claim(s) they are making. For the years ended December 31, 2025 and 2024, our third-party verification programs provided 80.8% and 79.8% of our total revenue, respectively.

Product Sales

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. Our product sales allow us to offer our customers a comprehensive solution. Approximately 14.5% and 14.8% of our total revenue was generated by the sale of product during the years ended December 31, 2025 and 2024, respectively.

Professional Services Revenue

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

We also use social media sites such as Facebook and X.com to help promote our business, market our product offerings, and connect consumers with current topics in agriculture, livestock and food industries.

COMPETITION

The competition for third-party verification services in the food and agriculture industry is growing more intense, especially within the organic market. As of December 31, 2025, we estimate there are approximately eight key competitors serving the food and agricultural industry, including Quality Assurance International, California Certified Organic Farmers, Oregon Tilth, Organic Crop Improvement Association, Earth Claims, FoodChain ID, NSF International, SGS and SCS Global Services. Differentiation hinges upon understanding all facets of food verification and the complex compliance challenges to make product verifications efficient, cost-effective, and seamless. Our core business and expertise focus on the “on farm” verifications to a variety of standards, guidelines and criteria, including source verification, natural, animal care and well-being, and sustainability verification.

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

EMPLOYEES

As of December 31, 2025, we had 100 total employees, of which 89 were full-time employees. Approximately 84% of our workforce is comprised of female and other minority employees. Our future success is substantially dependent upon the performance of our key senior management personnel, as well as our ability to attract and retain highly qualified technical personnel. Additional information regarding certain risks related to our employees is included in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

John Saunders, 54, founded the Company in 1998 and has served as the Chief Executive Officer since then. Mr. Saunders is also the Chairman of the Board of Directors of the Company and has served in this position since 1998. Previously, Mr. Saunders was a partner and consultant for Pathfinder Consulting Services, Inc. in Parker, Colorado. An expert in both technology and the livestock industry, Mr. Saunders is a graduate of Yale University.

Leann Saunders, 55, began working for the Company in 2003 and has been the President of the Company since 2008. Mrs. Saunders is also a Director on our Board of Directors and has served in this position since January 2012. Prior to 2003, Mrs. Saunders worked for PM Beef Holdings (“PM”), an integrated beef company, and developed a supply system for PM’s Ranch to Retail product line and managed PM’s USDA Process Verified program. She then served as the company’s Vice President of Marketing and Communications. Prior to joining PM in 1996, Mrs. Saunders worked for McDonald’s Corporation as a Purchasing Specialist, and Hudson Foods Corporation. Mrs. Saunders graduated with a B.S. in Agriculture Business and an M.S. in Beef Industry Leadership from Colorado State University. Mrs. Saunders currently sits on the Colorado State University Agriculture Dean’s Advisory Board, the University of Nebraska’s Engler Agribusiness Entrepreneurship Program Advisory Board, the Board of Directors for the International Stockmen’s Education Foundation and was the Chair for the United States Meat Export Federation for the 2015-2016 year.

Dannette Henning, 56, has been the Chief Financial Officer of the Company since January 2008. Prior to her appointment, she was engaged by the Company as a consultant beginning in November 2007. From 2004 to 2007, Mrs. Henning was the Corporate Controller for Einstein Noah Restaurant Group. From 2001 to 2003, she served as the Controller for Vari-L Company. Mrs. Henning’s previous experience includes financial management positions with KPMG Peat Marwick, DF&R Restaurant Company, and CSI/CDC Company. Mrs. Henning is a Certified Public Accountant with more than 30 years of professional experience. She received a B.B.A. degree in Accounting from the University of Texas at Arlington.

Jason Franco, 49, has been the Chief Technology Officer of the Company since August 2021. Previously, Mr. Franco served as Senior Vice President of Technology since September 2018 when WFCF acquired JVF Consulting, LLC, the consulting firm Mr. Franco founded in 2004 serving as President. From 2000 to 2004, Mr. Franco worked as a technical application consultant and integration specialist with Peoplesoft / Oracle. He began his career in 1998 as a software developer with John Deere Special Technologies Group, where he specialized in traceability applications. He received his B.S. degree in Computer Science from the University of the Pacific in Stockton, CA.

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

We have been in a multi-year period of managing inflation and economic uncertainty

For approximately 4 years, the economy has been facing inflationary pressures which resulted in a few challenges for our business, most notably in the form of a tight labor market where job candidates have considerable bargaining power which has driven wages up. Additionally, we are experiencing higher labor and benefit related costs to retain our existing personnel. We believe we will continue to see significant pressure on our labor and benefit related costs which impacts both our gross margins and net income.

We also continue to monitor for weakened demand in our professional services business segment due to significant customer concentration. Economic uncertainty could continue to put pressure on our customers’ timing of approval for consulting projects to move forward. Currently, it is difficult to estimate the financial impact to this revenue stream, if any. We actively market our sustainability solutions and services to new types of customers. We believe the growing awareness of environmental, social and governance (“ESG”) matters creates a key opportunity for us because we have the expertise and technology needed to help companies achieve ESG objectives within the food supply chain by specifically focusing on climate, land stewardship and sustainability metrics.

Unfavorable global economic conditions, including any adverse macroeconomic conditions or geopolitical events, including the conflict between Ukraine and Russia, and the conflict between Israel and Hamas could adversely affect our business, financial condition, results of operations or liquidity.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Global economic and business activities continue to face widespread uncertainties, and global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks, and uncertainty about economic and geopolitical stability. A severe or prolonged economic downturn, or additional global financial or political crises, could result in a variety of risks to our business, including weakened demand for our products and/or services or our ability to raise additional capital when needed on acceptable terms, if at all. The extent of the impact of these conditions on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, will depend on future developments which are uncertain and cannot be predicted. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

We face risks due to changing weather patterns and other environmental factors

Over the past several years, changing weather patterns and climatic conditions have added to the unpredictability and frequency of natural disasters, such as drought, hailstorms, wildfires and wind, snow and ice storms. Any such extreme weather condition can negatively impact a significant portion of our customers who produce food (including all major species of animal-based protein or edible plant variety) in various regions. For example, the drought conditions that impacted nearly one-half of the United States in the first half of 2022 predominately affected our ranch customers resulting in fewer cattle subject to verification. In the nation’s top 10 beef-producing states — responsible for nearly 60% of the country’s beef production — half of the states reported the lowest number of cattle since 1995 as of the beginning of 2024, according to an Investigate Midwest analysis of the USDA’s data. Tight cattle supply affects our audit-related revenue, product sales and other related supply chain fees due to smaller herd sizes and weakened demand for verified cattle. We cannot anticipate changes in weather patterns/conditions, and we cannot predict their impact on our customer’s operations if they were to occur.

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

We are currently benefiting from a slow but growing movement among the agriculture, livestock and food industries to source and/or age verify products, and bundle with other marketing claims such as upcycling food ingredients to avoid food waste. This emerging trend is fueled in part by consumers’ focus on sustainable practices, food safety and assurance. However, we can offer no assurances that there will be market acceptance of our technologies. Furthermore, some of our primary target segments within the agriculture, livestock and food industries are experiencing unpredictable economic conditions and are expected to continue to struggle with supply, trade and profitability issues in the near term. Although we believe that our products, if adopted on a wide-scale basis, would have a significant impact on diverting food waste, and improving the safety, quality and confidence in the world’s food supply, our customers for these products historically have been very sensitive to costs and reluctant to adopt new technologies and business practices.

We face risks of rapidly changing regulations which may negatively impact our programs.

Regulations and standards are continually evolving and present a challenging risk. For example:

●	In January 2013, the Japanese government announced a change to its import requirements on U.S. beef. Because the change enabled a significant increase in the amount of product qualifying for export to Japan, it negatively impacted the premiums typically seen in the marketplace for source and age verified cattle.
●	In March 2020, the World Health Organization declared a pandemic which negatively impacted certain aspects of our business due to government-mandated closures and social distancing measures.
●	In 2025, regulatory and market conditions in the U.S. beef sector created strong headwinds for third-party verification and certification programs. Trade and tariff uncertainty in key export markets like China impacted demand. While at the same time, this administration has been faced with serious animal health disruptions such as the New World Screwworm detection in Mexico. As a result, it closed our border with Mexico, where we import a significant number of cattle, resulting in the further tightening of an already constrained cattle supply based on our low head counts in the US. The restricted supply resulted in record cattle prices and reducing incentives for producers, feeders, and packers to enroll in third-party programs. At the same time, evolving and uncertain export requirements and demand—including the EU Deforestation Regulation—introduced ambiguity around future documentation and traceability expectations without providing clear near-term market signals to prompt supply chain engagement.

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

We face risks that parasites, highly contagious diseases or viral outbreaks may negatively impact the source of product we are able to verify and/or impact the efficiency in which we conduct ongoing business operations.

Today, parasites, infectious disease and viral outbreaks appear to be emerging more quickly than ever, in both human and animals. For example, Porcine Epidemic Diarrhea Virus (“PEDv”) negatively impacted the pork/sow industry in 2014 and Highly Pathogenic Avian Influenza, more commonly known as Bird Flu, impacted poultry operations in 2016 and continues to impact poultry operations today. In 2024, other species such as dairy cattle were infected with an adaptation of the Bird Flu virus. In March 2020, the Global Health Organization declared the outbreak of the Corona Virus as a pandemic in human populations. More recently, the New World Screwworm has been detected in Mexico near the Texas border, raising concerns for US livestock. Parasites, contagious diseases or viral outbreaks create increased bio-exclusion and social distancing considerations in our business.

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

As of February 18, 2026, John Saunders, our Chairman and CEO, and Leann Saunders, our President, beneficially owned in the aggregate approximately 34.5% of our common stock. The Saunders, together with the rest of our Board, beneficially own approximately 53.5% of our common stock. These directors and officers, if they determine to vote in the same manner, would have a significant impact on the outcome of any matter requiring approval by our shareholders, including the election of directors and the approval of mergers or other business combination transactions or terms of any liquidation. This concentration of ownership may have the effect of delaying or preventing a change in control of our company that may be favored by other shareholders. This could prevent transactions in which shareholders might otherwise recover a premium for their shares over current market prices.

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

As a public company, we are subject to numerous legal, accounting and NASDAQ listing requirements that do not apply to private companies. The cost of compliance with many of these requirements is substantial, not only in absolute terms but, more importantly, in relation to the overall scope of the operations of a small company. Failure to comply with these requirements can have numerous adverse consequences, including, but not limited to, our inability to file required periodic reports on a timely basis, loss of market confidence, delisting of our securities and/or governmental or private actions against us. We cannot assure you that we will be able to comply with all these requirements or that the cost of such compliance will not prove to be a substantial competitive disadvantage as compared with privately held and larger public competitors.

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

The full Board participates in discussions with management and amongst themselves regarding cybersecurity risks. Management provides updates regarding our cybersecurity program, which includes discussion of management’s actions to identify and detect threats, as well as planned actions in the event of a response or recovery situation. Management also updates the Board, as needed, on the Company’s Cyber Attack Recovery Plan, which covers, among other things, our approach to material cybersecurity incidents, data privacy and our compliance programs. To aid the Board with its cybersecurity and data privacy oversight responsibilities, the Board periodically attends presentations on these topics.

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

ITEM 2. PROPERTIES

The Company leases approximately 15,700 square feet of office space for its corporate headquarters. Total rental payments are approximately $48,746 per month as of December 31, 2025, which includes common area charges, and are subject to annual increases over the term of the lease. The original lease agreement had an initial term of five years plus two renewal periods. The Company renegotiated the lease in November 2025 for an additional seventeen (17) month period, with the lease terminating December 31, 2027. This space was being leased from The Move, LLC, a company in which our CEO and President, each a related party to the Company, had a 24.3% jointly held ownership interest. In December 2025, The Move, LLC closed on the sale of 100% of its interest in the office space to an unrelated party.

In September 2017, the Company entered into a lease agreement for our Urbandale, Iowa office space. The lease was for a period of two years and expired on August 31, 2019. This lease was amended for a five (5) year renewal period, with the current extension terminating on August 31, 2030. Rental payments are approximately $3,721 per month as of December 31, 2025, which includes common area charges, and are not subject to annual increases over the term of the lease.

In December 2018, the Company entered into a lease agreement in San Ramon, California for SureHarvest office space. In February 2024, the Company entered into a new lease agreement in Danville, CA for a period of thirty-one months, expiring September 30, 2026, with one option to extend the lease for another twenty-four months. Rental payments are approximately $2,904 per month as of December 31, 2025, which includes common area charges, and are subject to annual increases over the term of the lease.

The Company had office space in Victoria, British Columbia, Canada which was leased on a month-to-month basis and payments were approximately Canadian dollar 527 per month. The Company cancelled the lease in May 2025.

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

Stockholders

As of February 11, 2026, we estimate that there were 57 record holders of our common stock. A significant number of the outstanding shares of common stock which are beneficially owned by individuals and entities are registered in the name of Cede & Co. A nominee of The Depository Trust Company, Cede & Co. is a securities depository for banks and brokerage firms.

Dividends

For the years ended December 31, 2025 and 2024, there have been no cash dividends declared or paid.

Recent Sales of Unregistered Securities

There have been no unregistered sales of securities for the years ended December 31, 2025 and 2024.

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

Activity for the quarter ended December 31, 2025 is as follows:

	Number of Shares	Cost of Shares (in thousands)	Average Cost per Share
Shares purchased - October 2025	11,952	$153	$12.83
Shares purchased - November 2025	26,486	323	$12.21
Shares purchased - December 2025	28,031	337	$12.02
Total	66,469	$813

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

Cancellation of Treasury Shares

During April 2025, the Company canceled 1,237,700 shares of outstanding common stock held as treasury shares on the Consolidated Balance Sheet. The cancellation of these shares resulted in approximately $13.8 million being transferred from Treasury stock to Additional paid-in capital ($11.4 million) and Retained earnings ($2.4 million).

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

RESULTS OF OPERATIONS

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

The following table shows information for the reportable operating business segment:

	Year ended December 31,
	2025	2024
Assets:
Goodwill	$2,946	$2,946
All other assets, net	9,953	12,360
Total assets	$12,899	$15,306

Revenues:
Verification and certification service revenue	$20,102	$20,552
Product sales	3,616	3,803
Professional services	1,174	1,391
Total revenues	$24,892	$25,746
Costs of revenues:
Costs of verification and certification services	12,214	11,849
Costs of products	2,301	2,313
Costs of professional services	869	1,022
Total costs of revenues	15,384	15,184
Gross profit	9,508	10,562
Depreciation & amortization	650	647
Other operating expenses:
Salaries and benefits	3,843	3,652
Rent and lease expense	644	641
Software and technology	848	830
Legal and professional expenses	659	549
Tradeshows and marketing	459	777
Conferences and training	144	114
Investor relations	126	128
Other expenses	929	1,017
Total Other operating expenses	7,652	7,708
Segment operating income/(loss)	$1,206	$2,207
Other items to reconcile segment operating income/(loss) to net income/(loss):
Other income/(loss)	1,023	772
Income tax benefit/(expense)	(693)	(859)
Net income/(loss)	$1,536	$2,120

Revenue

Verification and certification service revenues consist of fees charged for verification audits and other verification and certification related services that the Company performs for customers. Fees earned from our WFCF labeling program are also included in our verification and certification revenues as it represents a value-added extension of our source verification. Verification and certification service revenue for the year ended December 31, 2025 decreased approximately $0.5 million, or 2.2% compared to 2024. We continue to experience new customer growth and bundling opportunities, but offsetting this growth are supply-side dynamics within the cattle industry. The beef side of our business has been impacted the most significantly resulting in total verification revenues declining about 6.5% in the fourth quarter of 2025 compared to 2024. We know the cattle industry is cyclical in nature and based on the data from the USDA, we appear to be at the bottom of a contraction phase within the cattle cycle, however, we are still seeing signs of further contraction in the cattle industry in early 2026. We are also facing rapidly changing trade and tariff uncertainties. Because of the tight cattle supply, ranchers are receiving the highest cattle prices per head in a decade without verification; and beef packers are reluctant to incur additional costs of verification to their supply chain because of the high costs of acquiring cattle for slaughter. To expand supply, herds must be rebuilt within the United States and via imports. But rebuilding of the herd takes time and is impacted by many factors including drought conditions in different regions, the price of inputs and interest rates. We are encouraged because premiums for verified cattle remain strong in the marketplace above commodity cattle prices in spite of significant pressure on beef packer margins. Verified product attributes like animal care, sustainability and natural continued to be demanded and our programs allow supply chains to meet this growing customer demand. We are also optimistic about the recent launch of our Raisewell Certified Standard, which was developed to meet growing consumer and retailer demand for responsibly raised proteins.

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. Product sales for the year ended December 31, 2025 decreased approximately $0.2 million or 4.9% compared to 2024. We continue to see some new customer growth, but our customers are ordering less tags due to smaller beef cow herd size. According to the USDA statistics, overall beef cow inventories have declined from 28.9 million head on January 1, 2023 to 28.2 million head on January 1, 2024 and is now estimated at less than 28 million head. The tight cattle supply and weakened demand for verified cattle is negatively impacting our product sales. Additionally, some customers received free tags under the USDA’s program to jumpstart efforts to enable the fastest possible response to a foreign animal disease in connection with its definitive traceability regulation, mandating the use of electronic ID tags for specific interstate movements of cattle and bison.

Professional services revenue includes a wide range of professional consulting, data analysis, reporting and technology solutions that support our verification business and generate incremental revenue specific to the food and agricultural industry. Our consulting revenue stream is predominantly project based and not recurring in nature. For the year ended December 31, 2025, professional service revenue decreased approximately $0.2 million over 2024.

Cost of Revenue

Costs of verification and certification revenues (for services and product sales) for the year ended December 31, 2025 were approximately $14.5 million compared to approximately $14.2 million in 2024. Gross margin for the year ended December 31, 2025 decreased to 38.8% compared to 41.9% in 2024. Our margins are generally impacted by various costs such as cost of products, salaries and benefits, insurance and taxes. The decline in our margins is primarily due to inflationary price increases passed on to us by our cattle ear tag manufacturers, while simultaneously, dealing with market conditions that foster a competitive environment for selling cattle ear tags. Additionally, increases in salaries and benefits, insurance and taxes spread over a decline in our revenue compared to the prior year negatively impacted margins. New customer growth helps offset the inflationary impacts on our margins, to some extent.

Costs of professional services revenues for the years ended December 31, 2025 and 2024 were approximately $0.9 and $1.0 million, respectively. For the year ended December 31, 2025, gross margin decreased to 26.0% from 26.5% in 2024. Increases in salaries and benefits, insurance and taxes spread over a decline in our revenue compared to the prior year negatively impacted our margins. As our consulting revenue is predominately project based, margins are greatly impacted by the timing of the project work and the fixed and/or variable labor necessary to complete the project.

Selling, general and administrative expenses

Selling, general and administrative expenses for the year ended December 31, 2025 decreased approximately $53,000 compared to 2024.

In the fourth quarter of 2025, the Company paid executive management approximately $0.4 million in discretionary bonuses based on previous internal projections that indicated strong fourth quarter revenue.  These projections were made prior to the unexpected announcement that a large midwestern packing plant would cease operations, resulting in a negative impact to the Company’s fourth quarter revenue. Based on this information, executive management, acting in the best interests of the Company, determined to return their bonuses to the Company. Accordingly, the return occurred in the first quarter of 2026 and will be recorded as a reduction of compensation costs within Selling, general and administrative expenses in the Consolidated Statements of Income.

Dividend Income from Progressive Beef, LLC

On August 9, 2018, the Company purchased a ten percent membership interest in Progressive Beef, LLC (“Progressive Beef”) for an aggregate purchase price of approximately $1.0 million. The Company received dividend income of $100,000 and $400,000 for the years ended December 31, 2025 and 2024, respectively, from Progressive Beef representing a distribution of their earnings.

Gain on Sale of Assets

On July 22, 2025, the Company entered into a Redemption and Purchase Agreement (the “Agreement”) with Progressive Beef, LLC and BHS, LLC (the “Buyer”). Pursuant to the Agreement, the Buyer redeemed the 10% membership interests in Progressive Beef owned by the Company effective as of June 30, 2025, in exchange for approximately $1.8 million cash and the Buyer’s surrender of 12,585 shares of the Company’s common stock with a total value of $0.1 million. The transaction resulted in approximately a $0.9 million gain on the sale of our investment recorded in the Other Income / Expense section of the Consolidated Statement of Operations for the year ended December 31, 2025. The Buyer and the Company each made customary representations and warranties in the Agreement.

Income Tax Expense

For the years ended December 31, 2025 and 2024, we recorded income tax expense of approximately $0.7 million and $0.9 million, respectively. The effective tax rate for the year ended December 31, 2025 and 2024 was 31.1% and 28.8%, respectively, compared to a federal corporate rate of 21.0%.

Net Income and Per Share Information

As a result of the foregoing, net income for the year ended December 31, 2025 was approximately $1.5 million or $0.30 per basic and per diluted common share, compared to approximately $2.1 million or $0.40 per basic and diluted common share in 2024.

Liquidity and Capital Resources

At December 31, 2025, we had cash and cash equivalents of approximately $3.2 million compared to approximately $2.0 million at December 31, 2024. Our working capital at December 31, 2025 was approximately $3.2 million compared to approximately $2.4 million at December 31, 2024.

Net cash provided by operating activities during 2025 was approximately $1.6 million compared to $2.7 million during the same period in 2024. Net cash provided by operating activities is driven by our net income and adjusted by non-cash items and changes in current assets and liabilities. Non-cash adjustments primarily include depreciation, amortization of intangible assets, fair market value gains / losses on digital assets, stock-based compensation expense, bad debt expense, and deferred taxes. Fluctuations are primarily due to operating performance offset by the timing of cash receipts and cash disbursements. The decline in cash provided by operating activities for 2025 was primarily due to absorption of increasing costs of services and products over a reduction in revenue.

Net cash provided by investing activities during 2025 was approximately $1.7 million compared to net cash used by investing activities during 2024 of $0.2 million. Net cash provided in the 2025 period was approximately $1.7 due primarily to the sale of the Company’s equity investment in Progressive Beef.

Net cash used in financing activities during 2025 was approximately $2.1 million compared to $3.2 million in the 2024 period. Net cash used in the 2025 and 2024 periods was primarily for the repurchase of common shares under the Stock Buyback Plan and a private purchase of common shares in 2024.

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

Debt Facility

The Company has a revolving line of credit (“LOC”) agreement which matured on April 12, 2025. The LOC provided for $75,080 in working capital. The interest rate was at the Wall Street Journal prime rate plus 1.50% and was adjusted daily. Principal and interest were payable upon demand, but if demand was not made, then annual payments of accrued interest only were due, with the principal balance due upon maturity. As of December 31, 2024, the effective interest rate was 9.0%. The LOC was collateralized by all the business assets of Where Food Comes From Organic, Inc. (“WFCFO”), a subsidiary of WFCF. As of December 31, 2024, there were no amounts outstanding under this LOC. The Company decided not to renew the LOC at April 12, 2025.

Off Balance Sheet Arrangements

As of December 31, 2025, we had no off-balance sheet arrangements of any type.

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

Verification and Certification Revenue

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

We had deferred revenue of approximately $1.5 million and $1.7 million at December 31, 2025 and 2024, respectively, primarily related to the annual certification period for certain of our third-party crop and other processed product audits. The balance of these contract liabilities at the beginning of the period is expected to be recognized as revenue during 2026.

Professional Services Revenue

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

As of December 31, 2025, we concluded that a valuation allowance against our deferred tax assets was not considered necessary. As of December 31, 2025 and 2024, the Company did not have an unrecognized tax liability. Changes in these estimates and assumptions could materially affect the tax provision as recorded.

Goodwill

We perform an impairment test of our goodwill annually or when events and circumstances indicate goodwill might be impaired. Impairment testing of goodwill is required at the reporting unit level and involves a two-step process. However, we may first assess the qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.

The first step of the impairment test involves comparing the estimated fair value of our reporting unit(s) with the reporting unit’s carrying amount, including goodwill. If we determine that the carrying value of a reporting unit exceeds its estimated fair value, we perform a second step to compare the carrying amount of goodwill to the implied fair value of that goodwill. The implied fair value of goodwill is determined in the same manner as utilized to recognize goodwill in a business combination. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to the excess.

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

Effective January 2025, our operations team implemented some internal restructuring and consolidation throughout the Company to better align business functions and improve efficiency, as well as promote stronger unity in our brand identity because of our many past acquisitions. With this reorganization, we also needed to reassess the Company’s business units. With our restructuring, we now only have one business unit. The factors considered in determining this aggregated reporting segment include the economic similarity of the businesses, the nature of services provided, production processes, types of customers and distribution methods.

As of December 31, 2025 and 2024, we had approximately $2.9 million of goodwill.

During the fourth quarter of 2025 and 2024, we performed a qualitative assessment on our unit(s) and concluded that the fair value of the reporting unit(s) exceeded their carrying value.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Where Food Comes From, Inc.

Castle Rock, Colorado

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Where Food Comes From, Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of income, equity, and cash flows for the years ended December 31, 2025 and 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company offers customers the ability to acquire multiple licenses of software, products and services, in its customer agreements through its service and licensing programs.

Significant judgment is exercised by the Company in determining revenue recognition for these customer agreements, and includes the following:

●	Determination of whether products and services are considered distinct performance obligations that should be accounted for separately versus together.

●	The pattern of delivery (i.e., timing of when revenue is recognized) for each distinct performance obligation.
●	Identification and treatment of contract terms that may impact the timing and amount of revenue recognized (e.g., length of time for services and cancellation terms).
●	Determination of stand-alone selling prices for each distinct performance obligation and for products and services that are not sold separately.

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

/s/ Haynie

We have served as the Company’s auditor since 2024

Auditor Firm ID 457

Littleton, Colorado

February 26, 2026

Where Food Comes From, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
(Amounts in thousands, except per share amounts)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$3,200	$2,012
Accounts receivable, net of allowance	1,678	1,826
Inventory	792	1,002
Prepaid expenses and other current assets	605	705
Total current assets	6,275	5,545
Property and equipment, net	648	737
Right-of-use assets, net	498	2,067
Equity investments	200	1,191
Intangible and other assets, net	1,420	1,810
Digital assets	613	654
Goodwill, net	2,946	2,946
Deferred tax assets, net	299	356
Total assets	$12,899	$15,306

Liabilities and Equity
Current liabilities:
Accounts payable	$451	$468
Accrued expenses and other current liabilities	655	611
Deferred revenue	1,545	1,748
Current portion of finance lease obligations	12	15
Current portion of operating lease obligations	422	337
Total current liabilities	3,085	3,179
Finance lease obligations, net of current portion	13	25
Operating lease obligation, net of current portion	496	2,169
Total liabilities	3,594	5,373

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value; 5,000 shares authorized;
none issued or outstanding	-	-
Common stock, $0.001 par value; 95,000 shares authorized;
5,211 (2025) and 6,449 (2024) shares issued, and 5,059 (2025) and 5,242 (2024) shares outstanding	5	7
Additional paid-in-capital	23	11,381
Treasury stock of 152 (2025) and 1,206 (2024) shares	(1,783)	(13,462)
Retained earnings	11,060	12,007
Total equity	9,305	9,933
Total liabilities and stockholders’ equity	$12,899	$15,306

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Income

	Year ended December 31,
(Amounts in thousands, except per share amounts)	2025	2024
Revenues:
Verification and certification service revenue	$20,102	$20,552
Product sales	3,616	3,803
Professional services	1,174	1,391
Total revenues	24,892	25,746
Costs of revenues:
Costs of verification and certification services	12,214	11,849
Costs of products	2,301	2,313
Costs of professional services	869	1,022
Total costs of revenues	15,384	15,184
Gross profit	9,508	10,562
Selling, general and administrative expenses	8,302	8,355

Income from operations	1,206	2,207
Other income/(loss):
Dividend income	100	400
Interest income	24	35
Gain on sale of assets	946	1
Fair market value (loss) / gain on digital assets	(41)	345
Loss on foreign currency exchange	(3)	(5)
Interest expense	(3)	(4)
Income before income taxes	2,229	2,979
Income tax expense	693	859
Net income	$1,536	$2,120

Per share - net income
Basic	$0.30	$0.40
Diluted	$0.30	$0.40

Weighted average number of common shares outstanding:
Basic	5,152	5,318
Diluted	5,165	5,334

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Cash Flows

	Year ended December 31,
(Amounts in thousands)	2025	2024

Operating activities:
Net income	$1,536	$2,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	650	647
Fair market value loss / (gain) on digital assets	41	(345)
Rounding adjustment on treasury stock	(1)	-
Gain on sale of assets	(946)	(1)
Stock-based compensation expense	23	34
Deferred tax benefit	56	90
Bad debt expense	57	48
Changes in operating assets and liabilities, net of effect from acquisitions:
Accounts receivable	91	254
Inventory	210	107
Prepaid expenses and other assets	100	(358)
Accounts payable	(17)	(99)
Accrued expenses and other current liabilities	44	(4)
Deferred revenue	(203)	263
Right of use assets and liabilities, net	(34)	(26)
Net cash provided by operating activities	1,607	2,730

Investing activities:
Proceeds from sale of equity investment in Progressive Beef	1,837	-
Purchases of property, equipment and software development costs	(155)	(159)
Net cash provided by / (used) in investing activities	1,682	(159)

Financing activities:
Repayments of finance lease obligations	(15)	(14)
Proceed from stock option exercise	80	84
Private purchase of common shares	-	(1,027)
Stock repurchase under Stock Buyback Plan	(2,166)	(2,243)
Net cash used in financing activities	(2,101)	(3,200)
Net change in cash	1,188	(629)
Cash at beginning of period	2,012	2,641
Cash at end of period	$3,200	$2,012

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Equity

Years ended December 31, 2024 and 2025

			Additional
	Common Stock		Paid-in	Treasury	Retained
(Amounts in thousands)	Shares	Amount	Capital	Stock	Earnings	Total

Balance at January 1, 2024	5,503	$7	$12,290	$(11,219)	$9,741	$10,819

Stock-based compensation expense	-	-	34	-	-	34
Stock options exercised	11	-	84	-	-	84
Private purchase of common shares	(80)	-	(1,027)	-	-	(1,027)
Repurchase of common shares under Stock Buyback Plan	(192)	-	-	(2,243)	-	(2,243)
Cumulative effect of the adoption of ASU 2023-08, net of tax	-	-	-	-	146	146
Net income	-	-	-	-	2,120	2,120
Balance at December 31, 2024	5,242	$7	$11,381	$(13,462)	$12,007	$9,933

Stock-based compensation expense	2	-	23	-	-	23
Stock options exercised	10	-	80	-	-	80
Repurchase of common shares under Stock Buyback Plan	(183)	-	-	(2,166)	-	(2,166)
Retirement of Treasury Shares	-	(1)	(11,401)	13,845	(2,443)	-
Rounding adjustment	-	(1)	-	-	-	(1)
Retirement of Shares from Progressive Beef Agreement	(12)	-	(60)	-	(40)	(100)
Net income	-	-	-	-	1,536	1,536
Balance at December 31, 2025	5,059	$5	$23	$(1,783)	$11,060	$9,305

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 1 - The Company and Basis of Presentation

Business Overview

Where Food Comes From, Inc. is a Colorado corporation based in Castle Rock, Colorado (“WFCF”, the “Company,” “our,” “we,” or “us”). We are an independent, third-party food verification company conducting both on-site and desk audits to verify that claims being made about livestock, food, other high-value specialty crops and agricultural and aquaculture products are accurate. We care about food and other agricultural and aquacultural products, how it is grown and raised, the quality of what we eat, what farmers and ranchers do, and authentically telling that story to the consumer. Our team visits farms and ranches and looks at their plants, animals, and records, and compares the information we collect to specific standards or claims that farms and ranches want to make about how they produce food. We strive to ensure that everyone involved in the food business - from growers and farmers to retailers and shoppers – can count on WFCF to provide authentic and transparent information about the food we eat and how, where, and by whom it is produced.

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

Verification and Certification Revenue

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

Product Sales Revenue

Product sales are primarily generated from the sale of cattle identification ear tags. Revenue for product sales is recognized upon delivery of the goods to customer, at which point title, custody and risk of loss transfer to the customer.

Professional Services Revenue

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

Revenue attributable to each of our identified revenue categories is disaggregated in the table below (amounts in thousands).

	Year ended December 31,
	2025	2024
Revenues:
Verification and certification service revenue	$20,102	$20,552
Product sales	3,616	3,803
Professional services	1,174	1,391
Total revenues	$24,892	$25,746

As of December 31, 2025 and 2024, accounts receivable from contracts with customers, net of allowance for doubtful accounts, were approximately $1.7 million and $1.8 million, respectively.

As of December 31, 2025 and 2024, deferred revenue from contracts with customers were approximately $1.5 million and $1.7 million, respectively. The balance of the contract liabilities at December 31, 2024 was recognized as revenue in 2025 and the balance at December 31, 2025 is expected to be recognized as revenue during 2026.

The following table reflects the changes in our contract liabilities during the year ended December 31, 2025 and 2024:

Deferred revenue (in thousands):	2025	2024
Deferred revenue January 1	$1,748	$1,485
Unearned billings	3,664	3,757
Revenue recognized	(3,867)	(3,494)
Deferred revenue December 31	$1,545	$1,748

For the years ended December 31, 2025 and 2024, no single customer accounted for greater than 10% of our revenue.

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Accounts Receivable and Allowance for Doubtful Accounts

Our receivables are generally due from trade customers. Credit is extended based on our evaluation of the customer’s financial condition, and generally collateral is not required. Accounts receivable are generally due approximately 30 days from the invoice date and are stated at amounts due from customers, net of an allowance for doubtful accounts. Accounts receivable that are outstanding longer than the contractual payment terms are considered past due. We determine our allowance by considering a number of factors, including the length of time trade accounts receivable are past due, our previous loss and payment history, the customer’s current ability to pay its obligations to us and the condition of the general economy and the industry as a whole. We write-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The allowance for doubtful accounts was approximately $93,000 and $64,000, respectively, at December 31, 2025 and 2024.

At December 31, 2025, there was one customer with a balance greater than 10% of our accounts receivable balance. At December 31, 2024, no single customer accounted for greater than 10% of our accounts receivable balance.

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

Our assets and liabilities that were measured at fair value on a recurring basis were as following (in thousands):

	December 31, 2025				December 31, 2024
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money Market Funds	$2,019	$2,019	-	-	$1,054	$1,054	-	-
Digital Assets	613	613	-	-	654	654	-	-
Total	$2,632	$2,632	$-	$-	$1,708	$1,708	$-	$-

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

We do not manufacture any of the items in inventory. All items in inventory are finished goods. As of December 31, 2025, there is no indication of obsolescence or impairment of inventory. No items in inventory have been pledged as security.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful-lives of the respective assets. Leasehold improvements are depreciated over the shorter of the lease term, which generally includes reasonably assured option periods, or the estimated useful-lives of the assets, in accordance with ASC842. All other property and equipment have depreciable lives which range from two to five years. Upon retirement or disposal of assets, the accounts are relieved of cost and accumulated depreciation and the related gain or loss is reflected in earnings.

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

The fair values of other identifiable intangible assets are determined using the income approach or fair value measurement. Other intangible assets include, but are not limited to, developed technology, customer relationships, accreditations, tradenames/trademarks, and patents. Intangible assets with determinable useful-lives are amortized on a straight-line basis over their estimated useful-lives of two to 15 years. Certain acquired trade names are considered to have indefinite lives and are not amortized but are assessed at least annually for potential impairment as described below.

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

Research and Development and Software Development Costs

Research and development costs are charged to operations as incurred. We did not incur any research and development expense in 2025 and 2024.

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Advertising and Marketing Expenses

Advertising and marketing costs are expensed as incurred. Total advertising and marketing expenses for the years ended December 31, 2025 and 2024, were approximately $0.5 million and $0.8 million, respectively.

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

The accounting standard related to income taxes applies to all tax positions and defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The accounting standard requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained by the taxing authority as of the reporting date. If a tax position is not considered “more-likely-than-not” to be sustained, then no benefits of the position are to be recognized. Differences between financial and tax reporting which do not meet this threshold are required to be recorded as unrecognized tax benefits. This standard also provides guidance on the presentation of tax matters and the recognition of potential Internal Revenue Service interest and penalties. As of December 31, 2025 and 2024, the Company did not have an unrecognized tax liability.

The Company classifies penalty and interest expense related to income tax liabilities as an income tax expense. The Company did not incur any material interest and penalties for the years ended December 31, 2025 and 2024.

The Company files income tax returns in the U.S. and various state jurisdictions, and there are open statutes of limitation for taxing authorities to audit our tax returns from 2021 through the current period.

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

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

We have operating and finance leases for corporate offices, other regional offices, and certain equipment. Our leases have remaining lease terms of 1 year to 5 years, some of which include multiple options to extend the leases for up to 5 years each.

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

Recently Adopted Accounting Pronouncements

On January 1, 2024, we adopted ASU 2023-07, Segment Reporting (Topic 28); Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company adopted this update January 1, 2024 for annual reporting and January 1, 2025 for quarterly reporting. Management determined the extent of the reporting enhancements to be nominal.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

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

Effective January 1, 2025, we adopted ASU 2023-09, Income Taxes (Topic 740); Improvements to Income Tax Disclosures, which enhance the transparency and decision usefulness of tax disclosures. The Company adopted this update January 1, 2025 for annual reporting. See Note 10 for the additional tax disclosures.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, to improve the navigability of the required interim disclosures and clarifying when that guidance is applicable and provides additional guidance on what disclosures should be provided in interim reporting periods. The Company will be required to adopt this update January 1, 2028 for annual reporting periods and January 1, 2029 for interim reporting periods. At this time, management is determining the extent of the impact to the disclosures on its financial statements.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 3 - Property and Equipment

The major categories of property and equipment are as follows as of December 31st:

	2025	2024
(in thousands)
Automobiles	$136	$137
Furniture and office equipment	593	617
Software and tools	1,427	1,348
Website development and other enhancements	67	22
Building and leasehold improvements	813	813
	3,036	2,937
Less accumulated depreciation	2,388	2,200
Property and equipment, net	$648	$737

Management performs an annual review of the Company’s fixed assets to ensure fully depreciated assets, which are no longer in use, are removed from the Company’s records. For the years ended December 31, 2025 and 2024, the Company wrote off approximately $0.1 million and $0.4 million, respectively, in fully depreciated fixed assets. The write-off had no impact on the Company’s Consolidated Statements of Income.

Total depreciation expense for the years ended December 31, 2025 and 2024 was approximately $0.3 million. Depreciation expense for assets recorded under finance leases for the years ended December 31, 2025 and 2024 was approximately $15,000.

Note 4 – Equity Investments

On August 9, 2018, the Company purchased a ten percent membership interest in Progressive Beef, LLC (“Progressive Beef”) for approximately $1.0 million funded by a combination of cash and stock of the Company. Where Food Comes From is the primary certifier for Progressive Beef. As of December 31, 2025 and 2024, the Company received dividend income of approximately $0.1 million and $0.4 million, respectively, from Progressive Beef representing a distribution of their earnings. The income is reflected within the “other (expense) income” section of the Company’s Consolidated Statements of Income for the years ended December 31, 2025 and 2024.

On July 22, 2025, the Company entered into a Redemption and Purchase Agreement (the “Agreement”) with Progressive Beef, LLC and BHS, LLC (the “Buyer”). Pursuant to the Agreement, the Buyer redeemed the 10% membership interests in Progressive Beef owned by the Company effective as of June 30, 2025, in exchange for approximately $1.8 million cash and the Buyer’s surrender of 12,585 shares of the Company’s common stock with a total value of $0.1 million. The transaction resulted in approximately a $0.9 million gain on the sale of our investment recorded in the Other Income / Expense section of the Consolidated Statement of Operations for the year ended December 31, 2025. The Buyer and the Company each made customary representations and warranties in the Agreement.

The investment was accounted for as a financial instrument under ASC 321 and the Company had elected to apply the practical expedient to value the investment at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

On March 29, 2023, the Company made an equity investment of $0.2 million in a private placement of ShellFish Solutions, Inc. dba BlueTrace, Inc. (“BlueTrace”) Series Seed 2 Preferred Stock. The Company accounts for its investment in BlueTrace at cost, in accordance with Accounting Standard Update (“ASU”) 2016-01: Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The Company completed a qualitative assessment and determined there were no impairment indicators as of December 31, 2025 and 2024.

Note 5 – Digital Assets

Effective January 1, 2024, the Company early adopted ASU 2023-08, which required entities to measure digital assets or “cryptocurrencies” at fair value with changes recognized in the Consolidated Statements of Income each reporting period. The Company’s digital assets are within the scope of ASU 2023-08 and the transition guidance requires a cumulative-effect adjustment as of the beginning of the current fiscal year for any difference between the carrying amount of the Company’s digital assets and fair value. As a result of the Company’s early adoption of ASU 2023-08, the Company recorded a $0.2 million increase to digital assets and a $0.1 million increase to retained earnings, net of tax effect, on the Consolidated Balance Sheets as of the beginning of the fiscal year ended December 31, 2024.

The following table presents the Company’s digital asset holdings as of December 31, 2025 and 2024:

(in thousands, except for quantity)	Quantity	Cost Basis	Fair Value
Bitcoin	7	$178	$654
Total digital assets held as of December 31, 2024		$178	$654

Bitcoin	7	$178	$613
Total digital assets held as of December 31, 2025		$178	$613

The following table presents a roll-forward of total digital assets for the year ended December 31, 2025 and 2024, based on the fair value model under ASU 2023-08:

(in thousands)	Fair Value
Beginning balance: Digital assets January 1, 2024	$309
Unrealized gain on digital assets	345
Digital assets December 31, 2024	$654
Unrealized loss on digital assets	(41)
Digital assets December 31, 2025	$613

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 6 – Intangible and Other Assets

The following table summarizes our intangible assets as of:

	December 31,	December 31,	Estimated
	2025	2024	Useful Life
Intangible assets subject to amortization (in thousands):
Tradenames and trademarks	$818	$818	2.5 - 5.0 years
Customer relationships	3,470	3,470	3.0 - 8.0 years
	4,288	4,288
Less accumulated amortization	2,888	2,497
	1,400	1,791
Other assets	20	19
Intangible and other assets:	$1,420	$1,810

Management performs an annual review of the Company’s intangible assets to ensure fully depreciated assets, which are no longer in use, are removed from the Company’s records. For the years ended December 31, 2025 and 2024, the Company wrote off approximately $0 and $1.7 million, respectively, in fully depreciated intangible assets. The write-off had no impact on the Company’s Consolidated Statements of Income.

We reviewed our long-lived assets for indicators of impairment in 2025 and 2024 and concluded in each year that no impairments exist.

Amortization expense for each of the years ended December 31, 2025 and 2024 was approximately $0.4 million.

As of December 31, 2025, future scheduled amortization of intangible assets is as follows (in thousands):

Fiscal year ending December 31:
2026	$353
2027	307
2028	271
2029	205
2030	134
Thereafter	130
$1,400

Note 7 – Goodwill

Annual Impairment Test of Goodwill

We performed a qualitative assessment of goodwill for our 2025 annual test and concluded that it was more-likely-than-not that the fair value of the reporting unit exceeded its carrying value and, therefore, a two-step impairment test was not necessary. The qualitative assessment compares current performance, expectations and other indicators against what was expected as part of the most recent Step 1 valuation.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 8 – Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities as of (in thousands):

	December 31,	December 31,
	2025	2024

Income and sales taxes payable	$25	$28
Payroll related accruals	442	408
Customer deposits	46	57
Professional fees and other expenses	142	118
	$655	$611

Note 9 - Notes Payable and Lease Obligations

Unison Revolving Line of Credit

The Company had a revolving line of credit (“LOC”) agreement which matured on April 12, 2025. The LOC provided for $75,080 in working capital. The interest rate was at the Wall Street Journal prime rate plus 1.50% and was adjusted daily. Principal and interest were payable upon demand, but if demand was not made, then annual payments of accrued interest only were due, with the principal balance due upon maturity. As of December 31, 2024, the effective interest rate was 9.5%. The LOC was collateralized by all the business assets of WFCFO. As of December 31, 2024, there were no amounts outstanding under this LOC. The Company decided not to renew the LOC at April 12, 2025.

Lease Obligations

We have operating and finance leases for corporate offices, other regional offices, and certain equipment. Our leases have remaining lease terms of 1 year to 5 years, some of which include multiple options to extend the leases for up to 5 years each.

The Company leases approximately 15,700 square feet of office space for its corporate headquarters. The original lease agreement had an initial term of five years plus two renewal periods. The Company renegotiated the lease in November 2025 for an additional seventeen (17) month period, with the lease terminating December 31, 2027. The amendment of the lease agreement resulted in remeasuring the lease payments under ASC 842, “Accounting for Lease.” The present value of the remaining lease payments was less than the previously recorded, resulting in approximately $1.3 million reduction in the Right-of-use assets and Operating lease obligation on the Consolidated Balance Sheets.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Operating lease cost	$447	$448
Finance lease cost
Amortization of assets	15	15
Interest on finance lease obligations	3	4
Variable lease cost	-	-
Total net lease cost	$465	$467

Included in the table above, is approximately $0.4 million for the years ended December 31, 2025 and 2024, of operating lease cost for our corporate headquarters. This space was being leased from The Move, LLC. Our CEO and President, each a related party to WFCF, had a 24.3% jointly-held ownership interest in The Move, LLC. In December 2025, The Move, LLC closed on the sale of 100% of its interest in the office space to an unrelated party.

Rent and lease expense for each of the years ended December 31, 2025 and 2024 was approximately $0.6 million.

Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31, 2025			December 31, 2024
Operating leases:	Related Party	Other	Total	Related Party	Other	Total
Operating lease ROU assets	$336	$141	$477	$1,934	$97	$2,031

Current operating lease liabilities	366	56	422	276	61	337
Noncurrent operating lease liabilities	411	85	496	2,131	38	2,169
Total operating lease liabilities	$777	$141	$918	$2,407	$99	$2,506

Finance leases:	December 31, 2025	December 31, 2024
Right of use asset, at cost	$76	$76
Accumulated amortization	(55)	(40)
Right of use asset, net	$21	$36

Current obligations of finance leases	$12	$15
Finance leases, net of current obligations	13	25
Total finance lease liabilities	$25	$40

Weighted average remaining lease term (in years):
Operating leases	2.3	6.4
Finance leases	2.0	2.8

Weighted average discount rate:
Operating leases	8.4%	5.8%
Finance leases	8.9%	8.5%

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Supplemental cash flow and other information related to leases was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$480	$472
Operating cash flows from finance leases	$3	$4
Financing cash flows from finance leases	$15	$14

Right of use assets (released) / obtained in exchange for lease liabilities:
Operating leases	$(1,235)	$80

Maturities of lease liabilities were as follows (in thousands):

Years Ending December 31st,	Operating Leases	Finance Leases
2026	484	14
2027	457	13
2028	27	-
2029	27	-
2030	18	-
Thereafter	-	-
Total lease payments	1,013	27
Less amount representing interest	(95)	(2)
Total lease obligations	918	25
Less current portion	(422)	(12)
Long-term lease obligations	$496	$13

Note 10 - Income Taxes

The provision for income taxes consists of the following (in thousands):

	December 31,
	2025	2024
Current income tax expense / (benefit):
Federal	$392	$611
State	245	163
Foreign	-	(5)
Total current income tax expense	637	769
Deferred income tax expense:
Federal	83	77
State	(27)	13
Total deferred income tax expense	56	90

Federal	$475	$688
State	218	176
Foreign	-	(5)

Total income tax expense	$693	$859

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Income taxes paid (net of refunds) by jurisdiction:

	December 31,
	2025	2024
Federal	$285	$997
State	154	239
Foreign	-	-
Net income taxes paid	439	1,236

Income taxes paid in the following jurisdictions exceeded five percent (5%) of total income taxes paid (net of refunds):

	December 31,
	2025		2024
California	$-	*	$65
Kansas	$80		$-	*

*	Jurisdiction below the threshold for the period presented

The reconciliation of income taxes calculated at the statutory rates to our effective tax rate is as follows (in thousands):

	December 31,
	2025		2024
Expected tax expense	$468	21.0%	$625	21.0%
State tax provision, net	167	7.5%	107	3.6%
Permanent differences	-	-	10	0.3%
Foreign	47	2.1%	66	2.2%
Other, net	11	0.5%	51	1.8%
Total income tax expense	$693	31.1%	$859	28.9%

The income tax effects of temporary differences that give rise to significant portions of deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets (liabilities):
Accruals and other	$152	$148
Stock based compensation	122	124
Property and equipment	120	123
Intangibles assets	(95)	(39)
Net deferred tax assets	299	356

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 11 – Stock Buyback Plan

On September 30, 2019, our Board of Directors approved a new plan to buyback up to 2.5 million additional shares of our common stock from the open market (“Stock Buyback Plan”). The schedule below presents the buyback activity for the years ended December 31, 2024 and 2025.

(in thousands, except per share cost)	Number of Shares	Cost of Shares	Average Cost per Share
Balance, January 1, 2024	1,014	$11,219	$11.06
Shares purchased during 2024	192	2,243	11.63
Balance, December 31, 2024	1,206	$13,462	$11.16
Shares purchased during 2025	183	2,166	11.83
Balance, December 31, 2025	1,389	$15,628	$11.25

As of December 31, 2025, the Company has approximately 1.1 million shares eligible for repurchase under its Stock buyback Plan. The repurchased shares are recorded as part of treasury stock and are accounted for under the cost method.

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

Cancellation of Treasury Shares

In April 2025, the Company retired 1,237,700 shares of outstanding common stock held as treasury shares on the Consolidated Balance Sheet. In accordance with ASC 505-30, the Company accounted for the retirement of the repurchased shares by reducing Common Stock by the shares’ aggregate par value and reducing Additional paid-in capital (“APIC”) associated with the originally issued shares of approximately $13.8 million. Because the repurchase cost exceeded the sum of par value and related APIC, the remaining excess of $2.4 million was recorded as a reduction to Retained Earnings.

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

The amount of stock-based compensation expense is as follows (in thousands):

	Year ended December 31,
	2025	2024
Stock options	$-	$11
Stock awards	23	23
Total	$23	$34

As of December 31, 2024, all stock option awards have vested and all expense has been recognized.

Equity Incentive Plans

Our 2016 Equity Incentive Plan (the “2016 Plan”) provides for the issuance of stock-based awards to employees, officers, directors and consultants. The Plan permits the granting of stock awards and stock options. The vesting of stock-based awards is generally subject to the passage of time and continued employment through the vesting period.

Our 2016 Plan was ratified by our shareholders in May 2016 and provides for the issuance of a maximum of 5.0 million shares of our common stock, of which 4.9 million shares were still available for issuance as of December 31, 2025.

In April 2025, our shareholders ratified our 2026 Equity Incentive Plan (the “2026 Plan”), which provides for the issuance of a maximum of 500,000 shares of our common stock. The 2026 Plan is effective beginning January 1, 2026.

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Stock option activity during 2025 and 2024 is summarized as follows:

	Number of awards	Weighted avg. exercise price per share	Weighted avg. grant date fair value per share	Weighted avg. remaining contractual life (in years)	Aggregate intrinsic value

Outstanding, January 1, 2024	73,469	$8.84	$7.97	5.07	$346,125
Granted	-	-	-	-
Exercised	(11,000)	7.66	7.40	3.29
Expired/Forfeited	-	-	-	-
Outstanding, December 31, 2024	62,469	$9.05	$8.07	4.37	$334,769
Granted	-	-	-	-
Exercised	(10,640)	7.42	6.99	3.51
Expired/Forfeited	-	-	-	-
Outstanding, December 31, 2025	51,829	$9.36	$8.30	3.30	$254,605
Exercisable, December 31, 2025	51,829	$9.36	$8.30	3.30	$254,605
Unvested, December 31, 2025	-	$-	$-	-	-

The aggregate intrinsic value of stock options represents the total pre-tax intrinsic value (the aggregate difference between the closing stock price of our common stock on December 31, 2025 and the exercise price for in-the-money options) that would have been received by the option holders if all in-the-money options had been exercised on December 31, 2025.

During the year ended December 31, 2025 and 2024, no options were forfeited.

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

During 2025, the Company awarded 2,000 shares of the Company’s common stock at a fair market value price of $11.69 to independent members of the board of directors, with immediate vesting.

During 2024, the Company awarded 2,000 shares of the Company’s common stock at a fair market value price of $11.27 to independent members of the board of directors, with immediate vesting.

In December 2025, our Board of Directors, desiring to reinforce aligned interests, promote momentum with its employees, and encourage retention with a uniquely talented workforce, authorized a maximum grant of 10,000 shares, in aggregate, of the Company’s common stock to eligible employees. The final number of shares to be granted is contingent upon individual employee acceptance of the stock grant.

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

The following is a reconciliation of the share data used in the basic and diluted income per share computations:

	Year ended December 31,
(in thousands)	2025	2024
Basic:
Weighted average shares outstanding	5,152	5,318

Diluted:
Weighted average shares outstanding	5,152	5,318
Weighted average effects of dilutive securities	13	16
Total	5,165	5,334

Antidilutive securities:	17	17

The effect of the inclusion of the antidilutive shares would have resulted in an increase in earnings per share. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Note 14 - Related Party Transactions

The Company leases its corporate headquarters from a company in which our CEO and President had a 24.3% jointly-held ownership interest (Note 15). Under the related party arrangement, approximately $0.6 million, was paid in rent and CAM for our corporate headquarters was included in the consolidated statements of income for each of the years ended December 31, 2025 and 2024. In December 2025, The Move, LLC closed on the sale of 100% of its ownership interest in the office space to an unrelated party.

The Company periodically does business with certain entities its officers and directors are affiliated with. Such transactions are done on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances.

Note 15 – Commitments and Contingencies

Operating Leases & Lease Incentive Obligation

The Company leases approximately 15,700 square feet of office space for its corporate headquarters. This space was being leased from The Move, LLC in which our CEO and President, each a related party to the Company, had a 24.3% jointly-held ownership interest. The lease agreement had an initial term of five years plus two renewal periods. The Company renegotiated the lease in November 2025 for an additional seventeen (17) month period, with the lease terminating December 31, 2027. Total rental payments are approximately $48,746 per month as of December 31, 2025. The rental payments include common area charges and are subject to annual increases over the term of the lease. In December 2025, The Move, LLC closed on the sale of 100% of its ownership interest in the office space to an unrelated party.

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

In September 2017, the Company entered into a new lease agreement for our Urbandale, Iowa office space. The lease was for a period of two years and expired on August 31, 2019. This lease was amended for a five (5) year renewal period, with the current extension terminating on August 31, 2030. Rental payments are approximately $3,721 per month as of December 31, 2025, which includes common area charges, and are not subject to annual increases over the term of the lease.

In December 2018, the Company entered into a lease agreement in San Ramon, California for SureHarvest office space. The lease was for a period of sixty-six months and expired on March 1, 2024. In February 2024, the Company entered into a new lease agreement in Danville, CA for a period of thirty-one (31) months, expiring September 30, 2026, with one option to extend the lease for another twenty-four (24) months. Rental payments are approximately $2,904 per month as of December 31, 2025, which includes common area charges, and are subject to annual increases over the term of the lease.

In December 2021, the Company entered into a lease agreement for the Medina, North Dakota office space. The lease is for sixty-one (61) months and expires on December 31, 2026. Rental payments are approximately $1,000 per month as of December 31, 2025, which includes common area charges, and are not subject to annual increases over the term of the lease.

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

Employee Benefit Plan

The Company has established a 401(k) plan for the benefit of our employees. The plan covers substantially all of our employees who have attained age 21. We may make a discretionary matching contribution in an amount that is determined by our Board of Directors. If a matching contribution is made, the amount cannot exceed the elective deferral contributions. For each of the years ended December 31, 2025 and 2024, we made aggregate matching contributions of approximately $0.3 million.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

Note 16 – Supplemental Cash Flow Information

	Year ended December 31,
	2025	2024
Cash paid during the year:
Interest expense	$-	$-
Income taxes	$439	$1,236

Non-cash investing and financing activities:
Stock surrendered from sale of equity investment in Progressive Beef	$100	$-

Note 17 - Segments

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

The Company’s chief operating decision maker (the Company’s CEO) allocates resources and assesses the performance of its operating segment. Management makes decisions, measures performance, and manages the business utilizing internal reporting operating information. Performance of operating segment is based on net sales, gross profit, selling, general and administrative expenses and most importantly, operating income.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

The following table shows information for the reportable operating segment (in thousands):

	Year ended December 31,
	2025	2024
Assets:
Goodwill	$2,946	$2,946
All other assets, net	9,953	12,360
Total assets	$12,899	$15,306

Revenues:
Verification and certification service revenue	$20,102	$20,552
Product sales	3,616	3,803
Professional services	1,174	1,391
Total revenues	$24,892	$25,746
Costs of revenues:
Costs of verification and certification services	12,214	11,849
Costs of products	2,301	2,313
Costs of professional services	869	1,022
Total costs of revenues	15,384	15,184
Gross profit	9,508	10,562
Depreciation & amortization	650	647
Other operating expenses:
Salaries and benefits	3,843	3,652
Rent and lease expense	644	641
Software and technology	848	830
Legal and professional expenses	659	549
Tradeshows and marketing	459	777
Conferences and training	144	114
Investor relations	126	128
Other expenses	929	1,017
Total Other operating expenses	7,652	7,708
Segment operating income/(loss)	$1,206	$2,207
Other items to reconcile segment operating income/(loss) to net income/(loss):
Other income/(loss)	1,023	772
Income tax benefit/(expense)	(693)	(859)
Net income/(loss)	$1,536	$2,120

Note 18 – Subsequent Events

The Company has had no material, significant or unusual transactions or events from the financial statement date through the issuance of the financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that our management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to directors required by Item 10 will be included in our definitive proxy statement with respect to our 2026 Annual Meeting of Shareholders (the “Proxy Statement”), which will be filed within 120 days after the close of the 2025 fiscal year, and is hereby incorporated by reference.

Information relating to compliance with Section 16(a) of the Exchange Act required by Item 10 will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2025 fiscal year, and is hereby incorporated by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2025 fiscal year, and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2025 fiscal year, and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2025 fiscal year, and is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

This information will be included in our Proxy Statement, which will be filed within 120 days after the close of the 2025 fiscal year, and is hereby incorporated by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Document Name
2.1	Asset Purchase and Contribution Agreement, dated as of September 16, 2013, by and among Praedium Ventures, LLC; the Members of Praedium Ventures, LLC; Where Food Comes From, Inc. and Validus Verification Services LLC	Incorporated by reference from Registrant’s Current Report on Form 8-K filed September 19, 2013

2.2	Asset Purchase Agreement, dated as of December 28, 2016, by and among Where Food Comes From, Inc., SureHarvest Services, LLC, SureHarvest, Inc. and Jeff Dlott	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 30, 2016

2.3	Asset Purchase Agreement, dated as of May 16, 2018, between Where Food Comes From, Inc. and Sow Organic, LLC	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed August 14, 2018

2.4	Purchase Agreement, dated as of August 9, 2018, between Where Food Comes From, Inc. and Progressive Beef, LLC	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q filed November 13, 2018

3.1	Articles of Incorporation	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006

3.2	Articles of Amendment	Incorporated by reference from Registrant’s Current Report on Form 8-K filed December 5, 2012

3.3	By-laws of the Registrant	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006

4.1	Form of the Registrant’s Common Stock Certificate	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed June 22, 2006

4.2	Description of Registrant’s Securities	Incorporated by reference from Registrant’s Annual Report on Form 10-K filed February 28, 2022

10.1	2006 Equity Incentive Plan*	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006

10.2	2016 Equity Incentive Plan*	Incorporated by reference from Registrant’s Current Report on Form 8-K filed May 10, 2016

10.3	Employment Agreement dated January 1, 2006 between the Registrant and John K. Saunders *	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006

10.4	Employment Agreement dated January 1, 2006 between the Registrant and Leann Saunders *	Incorporated by reference from Registrant’s Registration Statement on Form SB-2 filed April 28, 2006

10.5	Purchase and Exchange Agreement, dated as of February 29, 2012, by and among Integrated Management Information, Inc. and International Certification Services, Inc.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 2, 2012

10.6	Shareholders’ Agreement, dated as of February 29, 2012, by and among Integrated Management Information, Inc. and International Certification Services, Inc. and the selling shareholders.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 2, 2012

10.7	Amended and Restated Operating Agreement of Validus Verification Services LLC, dated as of September 16, 2013	Incorporated by reference from Registrant’s Current Report on Form 8-K filed September 19, 2013

10.8	Lease Agreement between Move LLC and Where Food Comes From, Inc.	Incorporated by reference from Registrant’s Annual Report on Form 10-K filed February 28, 2017

10.9	First Amendment to Lease Agreement between Move LLC and Where Food Comes From, Inc.	Incorporated by reference from Registrant’s Annual Report on Form 10-K filed April 2, 2018

10.10	Third Amendment to Lease Agreement between Move LLC and Where Food Comes From, Inc.	Filed herewith

21.1	Subsidiaries of the Registrant	Filed herewith

23.1	Consent of Haynie	Filed herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted by Section 906 of the Sarbanes-Oxley Act of 2002	Furnished herewith

97	Recovery of Incentive-Based Compensation from Executive Officers in Event of Accounting Restatement	Incorporated by reference from Registrant’s Annual Report on Form 10-K filed February 15, 2024

101	The following materials from the registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (Extensible Business Reporting Language): (1) the Consolidated Balance Sheets, (2) the Consolidated Statements of Income, (3) the Consolidated Statements of Cash Flows, (4) Consolidated Statements of Equity and (5) Notes to Consolidated Financial Statements.

104	Cover Page formatted in Inline XBRL and contained in Exhibit 101

* Indicates a management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2026	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
	Name:	John K. Saunders
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ John K. Saunders	Chairman and CEO	February 26, 2026
John K. Saunders	(Principal Executive Officer)

/s/ Leann Saunders	President and Director	February 26, 2026
Leann Saunders

/s/ Dannette Henning	Chief Financial Officer	February 26, 2026
Dannette Henning	(Principal Financial Officer)

/s/ Tom Heinen	Director	February 26, 2026
Tom Heinen

/s/ Pete Lapaseotes	Director	February 26, 2026
Pete Lapaseotes

/s/ Adam Larson	Director	February 26, 2026
Adam Larson

/s/ Graeme P. Rein	Director	February 26, 2026
Graeme P. Rein

