Form 10-K/A
period 2025-12-31
Where Food Comes From, Inc.
filed 2026-04-06
CIK 1360565

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7252(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by checkmark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission on February 26, 2026, is solely for the purpose of amending and updating Part II, Item 9A “Controls and Procedures” of the Original Filing in its entirety, which inadvertently failed to disclose a Material Weakness in Internal Control over Financial Reporting and Remediation Plan for the year ended December 31, 2025.

In addition, pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

Except as described above, no other changes are being made to the Original Filing. Further, except as expressly stated, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing or modify or update in any way any of the other items or disclosures contained in the Original Filing, including, without limitation, the consolidated financial statements and the related footnotes. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the Securities and Exchange Commission (the “SEC”) subsequent to the filing of the Original Filing.

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

Material Weaknesses in Internal Control over Financial Reporting and Remediation Plan

In connection with the audit of our consolidated financial statements for the year ended December 31, 2025, we and our independent registered public accounting firm identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In February 2026, management concluded that a material weakness existed with respect to management’s improper application of FASB ASC 842 (Leases). On November 21, 2025, Where Food Comes From, Inc. amended its lease with The Move, LLC, effectively shortening the term of the lease from an anticipated end date of July 31, 2031 (including options to renew) to a contractual lease term through December 31, 2027. An improper application of FASB ASC 842 (Leases) resulted in the material overstatement of right of use assets and a material overstatement of other income for the year ended December 31, 2025. Since such time, management has remediated the material weakness by properly applying FASB ASC 842 and will consider the use of additional experts in the future to assist in interpretation of Accounting Standards to the extent necessary when dealing with rare, unusual and non-routine transactions.

In light of this material weaknesses, in preparing our financial statements for the year ended December 31, 2025, we performed additional analyses and procedures to ensure that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. There have been no material misstatements identified in the financial statements as a result of these deficiencies.

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

The changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting are described above under the heading “Material Weakness in Internal Control over Financial Reporting and Remediation Plan.”

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Document Name
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
104	Cover Page formatted in Inline XBRL and contained in Exhibit 101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 6, 2026	Where Food Comes From, Inc.

	By:	/s/ Dannette Henning
	Name:	Dannette Henning
	Title:	Chief Financial Officer