Form 10-Q
period 2026-03-31
Where Food Comes From, Inc.
filed 2026-05-14
CIK 1360565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2026

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of May 7, 2026, was 5,039,276.

Where Food Comes From, Inc.

Table of Contents

March 31, 2026

Where Food Comes From, Inc.

Consolidated Balance Sheets

	March 31,	December 31,
(Amounts in thousands, except per share amounts)	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,281	$3,200
Accounts receivable, net of allowance	2,056	1,678
Inventory	842	792
Prepaid expenses and other current assets	648	605
Total current assets	6,827	6,275
Property and equipment, net	739	648
Right-of-use assets, net	437	498
Equity investments	200	200
Intangible and other assets, net	1,332	1,420
Digital assets	478	613
Goodwill, net	2,946	2,946
Deferred tax assets, net	267	299
Total assets	$13,226	$12,899

Liabilities and Equity
Current liabilities:
Accounts payable	$569	$451
Accrued expenses and other current liabilities	1,088	655
Deferred revenue	1,532	1,545
Current portion of finance lease obligations	12	12
Current portion of operating lease obligations	422	422
Total current liabilities	3,623	3,085
Finance lease obligations, net of current portion	10	13
Operating lease obligation, net of current portion	393	496
Total liabilities	4,026	3,594

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 95,000 shares authorized; 5,219 (2026) and 5,211 (2025) shares issued, and 5,043 (2026) and 5,059 (2025) shares outstanding	5	5
Additional paid-in-capital	119	23
Treasury stock of 176 (2026) and 152 (2025) shares	(2,076)	(1,783)
Retained earnings	11,152	11,060
Total equity	9,200	9,305
Total liabilities and stockholders’ equity	$13,226	$12,899

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
(Amounts in thousands, except per share amounts)	2026	2025

Revenues:
Verification and certification service revenue	$4,424	$4,182
Product sales	713	702
Professional services	228	389
Total revenues	5,365	5,273
Costs of revenues:
Costs of verification and certification services	2,721	2,395
Costs of products	438	428
Costs of professional services	163	255
Total costs of revenues	3,322	3,078
Gross profit	2,043	2,195
Selling, general and administrative expenses	1,745	2,053
Income from operations	298	142
Other income/(expense):
Interest income	6	4
Fair market value loss on digital assets	(135)	(76)
Gain on sale of assets	17	-
Interest expense	(1)	(1)
Income before income taxes	185	69
Income tax expense	93	38
Net income	$92	$31

Per share - net income:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

Weighted average number of common shares outstanding:
Basic	5,057	5,212
Diluted	5,070	5,230

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(Amounts in thousands)	2026	2025

Operating activities:
Net income	$92	$31
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	154	173
Fair market value loss on digital assets	135	76
Stock-based compensation expense	94	-
Deferred tax expense / (benefit)	32	(16)
Bad debt (benefit) / expense	(27)	15
Changes in operating assets and liabilities:
Accounts receivable	(351)	(24)
Inventory	(50)	72
Prepaid expenses and other assets	(49)	(23)
Accounts payable	118	78
Accrued expenses and other current liabilities	433	260
Deferred revenue	(13)	(4)
Right of use assets and liabilities, net	(45)	(6)
Net cash provided by operating activities	523	632

Investing activities:
Purchases of property, equipment and software development costs	(148)	(29)
Net cash used in investing activities	(148)	(29)

Financing activities:
Repayments of finance lease obligations	(3)	(4)
Proceeds from stock option exercise	2	10
Stock repurchase under Stock Buyback Plan	(293)	(383)
Net cash used in financing activities	(294)	(377)
Net change in cash	81	226
Cash at beginning of period	3,200	2,012
Cash at end of period	$3,281	$2,238

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statement of Equity

(Unaudited)

			Additional
	Common Stock		Paid-in	Treasury	Retained
(Amounts in thousands)	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2024	5,242	$7	$11,381	$(13,462)	$12,007	$9,933
Stock option exercised	1	-	10	-	-	10
Repurchase of common shares under Stock Buyback Plan	(31)	-	-	(383)	-	(383)
Net income	-	-	-	-	31	31
Balance at March 31, 2025	5,212	$7	$11,391	$(13,845)	$12,038	$9,591

Balance at December 31, 2025	5,059	$5	$23	$(1,783)	$11,060	$9,305
Stock option exercised	-	-	2	-	-	2
Stock based compensation expense	8	-	94	-	-	94
Repurchase of common shares under Stock Buyback Plan	(24)	-	-	(293)	-	(293)
Net income	-	-	-	-	92	92
Balance at March 31, 2026	5,043	$5	$119	$(2,076)	$11,152	$9,200

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

Basis of Presentation

Our unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of all majority-owned or controlled subsidiaries. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues, costs and expenses during the reporting period. All significant intercompany transactions and amounts have been eliminated. The results of businesses acquired are included in the consolidated financial statements from the date of the acquisition. Actual results could differ from the estimates.

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2025, included in our Form 10-K filed on February 26, 2026. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform to current year presentation. Net income and shareholders’ equity were not affected by these reclassifications. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for any other interim period of any future year.

Seasonality

Our business is subject to seasonal fluctuations annually. Significant portions of our verification and certification service revenue are typically realized during late May through early October when the calf marketings and the growing seasons are at their peak.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Additionally, the cattle industry is cyclical by nature based on factors impacting current and future supplies such as drought-induced feedlot placements, higher cow and heifer slaughter, and lower auction receipts. The production lags inherent to this industry lead to long-lasting impacts of production decisions. For example, increased liquidation implies tighter supplies for next year. Similarly, times of herd expansion are typically a multi-year period. Historically, these cycles typically lasted approximately 10 years. The beginning of 2026 marked the twelfth year of the current cycle that began in 2014. We are currently in the contraction phase of the cycle after peaking in 2018-2019. How long we continue to contract will be directly impacted by drought and pasture conditions.

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

Fair Value Measurements

Our assets and liabilities that were measured at fair value on a recurring basis were as following (in millions):

	March 31, 2026				December 31, 2025
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money Market Funds	$1,948	$1,948	-	-	$2,019	$2,019	-	-
Digital Assets	478	478	-	-	613	613	-	-
Total	$2,426	$2,426	$-	$-	$2,632	$2,632	$-	$-

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

The following is a reconciliation of the share data used in the basic and diluted income per share computations (amounts in thousands):

	Three months ended March 31,
	2026	2025
Basic:
Weighted average shares outstanding	5,057	5,212

Diluted:
Weighted average shares outstanding	5,057	5,212
Weighted average effects of dilutive securities	13	18
Total	5,070	5,230

Antidilutive securities:	17	17

The effect of the inclusion of the antidilutive shares would have resulted in an increase in earnings per share. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 3 – Equity Investments

For the three months ended March 31, 2025, the Company did not receive dividend income from Progressive Beef. Effective June 30, 2025, the Company sold its equity investment in Progressive Beef (the “Buyer”) in exchange for approximately $1.8 million cash and the Buyer’s surrender of 12,585 shares of the Company’s common stock valued at approximately $0.1 million.

Note 4 – Intangible and Other Assets

The following table summarizes our intangible and other assets (amounts in thousands, except useful life):

	March 31,	December 31,	Estimated
	2026	2025	Useful Life
Intangible assets subject to amortization:
Tradenames and trademarks	$818	$818	2.5 - 5.0 years
Customer relationships	3,470	3,470	3.0 - 8.0 years
	4,288	4,288
Less accumulated amortization	2,983	2,888
	1,305	1,400
Other assets	27	20
Intangible and other assets:	$1,332	$1,420

Note 5 – Digital Assets

The following table presents the Company’s digital asset holdings as of:

	March 31, 2026			December 31, 2025
(in thousands, except for quantity)	Quantity	Cost Basis	Fair Value	Quantity	Cost Basis	Fair Value
Bitcoin	7	$178	$478	7	$178	$613
Total digital assets held		$178	$478		$178	$613

The following table presents a roll-forward of total digital assets for the three months ended March 31, 2026:

(in thousands)	Fair Value
Digital assets December 31, 2025	$613
Unrealized gain on digital assets	(135)
Digital assets March 31, 2026	$478

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Note 6 – Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities as of (amounts in thousands):

	March 31,	December 31,
	2026	2025

Income and sales taxes payable	$25	$25
Payroll related accruals	817	442
Customer deposits	127	46
Professional fees and other expenses	119	142
	$1,088	$655

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

During the three months ended March 31, 2025, no stock options or common stock were awarded. During the three months ended March 31, 2026, common stock awards were granted to employees of 8,235 shares totaling approximately $94,000 in stock based expense.

Equity Incentive Plans

Our 2026 Equity Incentive Plan (the “2026 Plan”) provide for the issuance of stock-based awards to employees, officers, directors and consultants. The Plans permit the granting of stock awards and stock options. The vesting of stock-based awards is generally subject to the passage of time and continued employment through the vesting period. In April 2025, our shareholders ratified our 2026 Equity Incentive Plan (the “2026 Plan”), which provides for the issuance of a maximum of 500,000 shares of our common stock.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Stock Option Activity

Stock option activity under our Equity Incentive Plans is summarized as follows:

				Weighted avg.
		Weighted avg.	Weighted avg.	remaining
	Number of	exercise price	grant date fair	contractual life	Aggregate
	awards	per share	value per share	(in years)	intrinsic value

Outstanding, December 31, 2025	51,829	$9.36	$8.30	3.30	$254,605
Granted	-	$-	$-	-
Exercised	(250)	$7.56	$7.49	0.70
Expired/Forfeited	-	$-	$-	-
Outstanding, March 31, 2026	51,579	$9.37	$8.30	3.17	$252,715
Exercisable, March 31, 2026	51,579	$9.37	$8.30	3.17	$252,715
Unvested, March 31, 2026	-	$-	$-	-	$-

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on March 31, 2026 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on March 31, 2026.

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

The provision or benefit for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three months ended March 31, 2026 we recorded an income tax expense of approximately $93,000, compared to income tax expense of $38,000 for the same 2025 period.

Note 9 - Revenue Recognition

Disaggregation of Revenue

We have identified three material revenue categories in our business: (i) verification and certification service revenue, (ii) product sales, (iii) professional services revenue.

Revenue attributable to each of our identified revenue categories is disaggregated in the table below (amounts in thousands).

	Three months ended March 31,
	2026	2025
Revenues:
Verification and certification service revenue	$4,424	$4,182
Product sales	713	702
Professional services	228	389
Total revenues	5,365	5,273

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Contract Balances

As of March 31, 2026 and December 31, 2025, accounts receivable from contracts with customers, net of allowance for doubtful accounts, was approximately $2.1 million and $1.7 million, respectively.

As of March 31, 2026 and December 31, 2025, deferred revenue from contracts with customers was approximately $1.5 million. The balance of the contract liabilities at March 31, 2026 and December 31, 2025 are expected to be recognized as revenue within one year or less of the invoice date.

The following table reflects the changes in our contract liabilities during the three month period ended March 31, 2026 (amounts in thousands):

Deferred revenue:
Unearned revenue December 31, 2025	$1,545
Unearned billings	943
Revenue recognized	(956)
Unearned revenue March 31, 2026	$1,532

Note 10 – Leases

The components of lease expense were as follows (amounts in thousands):

	Three months ended March 31,
	2026	2025
Operating lease cost	$69	$111
Finance lease cost
Amortization of assets	3	4
Interest on finance lease obligations	1	1
Variable lease cost	-	-
Total net lease cost	$73	$116

Included in the table above, for the three months ended March 31, 2025, is $0.1 million of operating lease cost for our corporate headquarters. This space was being leased from The Move, LLC. Our CEO and President, each a related party to the Company, had a 24.3% jointly-held ownership interest in The Move, LLC. In December 2025, The Move, LLC closed on the sale of 100% of its interest in the office space to an unrelated party.

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	March 31, 2026	December 31, 2025
Operating leases:
Operating lease ROU assets	$419	$477

Current operating lease liabilities	$422	$422
Noncurrent operating lease liabilities	393	496
Total operating lease liabilities	$815	$918

Finance leases:
Right of use asset, at cost	$52	$76
Accumulated amortization	(34)	(55)
Property and equipment, net	$18	$21

Current obligations of finance leases	$12	$12
Finance leases, net of current obligations	10	13
Total finance lease liabilities	$22	$25

Weighted average remaining lease term (in years):
Operating leases	2.0	2.3
Finance leases	1.8	2.0

Weighted average discount rate:
Operating leases	8.5%	8.4%
Finance leases	9.0%	8.9%

Supplemental cash flow and other information related to leases was as follows (amounts in thousands):

	Three months ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$122	$119
Operating cash flows from finance leases	$1	$1
Financing cash flows from finance leases	$3	$4

ROU assets obtained in exchange for lease liabilities:
Operating leases	$-	$-

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

Maturities of lease liabilities were as follows (amounts in thousands):

Years Ending December 31st,	Operating Leases	Finance Leases
2026 (remaining nine months)	$362	$10
2027	457	14
2028	27	-
2029	27	-
2030	18	-
Total lease payments	891	24
Less amount representing interest	(76)	(2)
Total lease obligations	815	22
Less current portion	(422)	(12)
Long-term lease obligations	$393	$10

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

Where Food Comes From, Inc.

Notes to the Consolidated Financial Statements

(Unaudited)

The following table shows information for the reportable operating segment (amounts in thousands):

	Three months ended March 31,
	2026	2025
Assets:
Goodwill	$2,946	$2,946
All other assets, net	10,280	12,266
Total assets	$13,226	$15,212

Revenues:
Verification and certification service revenue	$4,424	$4,182
Product sales	713	702
Professional services	228	389
Total revenues	$5,365	$5,273
Costs of revenues:
Costs of verification and certification services	2,721	2,395
Costs of products	438	428
Costs of professional services	163	255
Total costs of revenues	3,322	3,078
Gross profit	2,043	2,195
Depreciation & amortization	154	173
Other operating expenses:
Salaries and benefits	728	903
Rent and lease expense	136	161
Software and technology	221	207
Legal and professional expenses	176	165
Tradeshows and marketing	80	127
Conferences and training	63	66
Investor relations	44	37
Other expenses	143	214
Total Other operating expenses	1,591	1,880
Operating income/(loss)	$298	$142
Other items to reconcile operating income/(loss) to net income/(loss):
Other income/(loss)	(113)	(73)
Income tax benefit/(expense)	(93)	(38)
Net income/(loss)	$92	$31

Note 13 – Supplemental Cash Flow Information

	Three months ended March 31,
(Amounts in thousands)	2026	2025
Cash paid during the year:
Interest expense	$-	$-
Income taxes	$-	$17

Note 14 – Subsequent Events

The Company has had no material, significant or unusual transactions or events from the financial statement date through the issuance of the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

This information should be read in conjunction with the consolidated financial statements and the notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes, and Management’s Discussion and Analysis of Financial Condition and Results of Operations, contained in the Form 10−K for the fiscal year ended December 31, 2025. The following discussion and analysis includes historical and certain forward−looking information that should be read together with the accompanying consolidated financial statements, related footnotes and the discussion below of certain risks and uncertainties that could cause future operating results to differ materially from historical results or from the expected results indicated by forward−looking statements.

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

Human Capital Resources

Our greatest asset is our people, and we continue to attract the best and brightest with our competitive pay and benefits package. As of March 31, 2026, we had 96 total employees, of which 87 were full-time employees. Approximately 83% of our workforce is comprised of female and other minority employees.

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

Additionally, the cattle industry is cyclical by nature based on factors impacting current and future supplies such as drought-induced feedlot placements, higher cow and heifer slaughter, and lower auction receipts. The production lags inherent to this industry lead to long-lasting impacts of production decisions. For example, increased liquidation implies tighter supplies for next year. Similarly, times of herd expansion are typically a multi-year period. Historically, these cycles typically lasted approximately 10 years. The beginning of 2026 marked the twelfth year of the current cycle that began in 2014. We are currently in the contraction phase of the cycle after peaking in 2018-2019. How long we continue to contract will be directly impacted by drought and pasture conditions.

Because of the seasonality of the business and cyclical nature of our industry, results for any quarter are not necessarily indicative of the results that may be achieved for any other quarter or for the full fiscal year.

Liquidity and Capital Resources

At March 31, 2026, we had cash and cash equivalents of approximately $3.3 million compared to approximately $3.2 million at December 31, 2025. Our working capital at March 31, 2026 and December 31, 2025 was approximately $3.2 million.

Net cash provided by operating activities for the three months ended March 31, 2026 was approximately $0.5 million compared to $0.6 million during the same period in 2025. Net cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, fair market value gains and losses on digital assets, stock-based compensation expense, and deferred taxes. Fluctuations are primarily due to operating performance offset by the timing of cash receipts and cash disbursements. The cash provided by operating activities for the period ending March 31, 2026 decreased compared to the same period in 2025 primarily due to absorption of certain fixed costs of services over a reduction in our professional services revenue.

Net cash used in investing activities for the three months ended March 31, 2026 was approximately $148,000 compared to $29,000 in the 2025 period. Net cash used in the period ending March 31, 2026 and 2025 was for purchases of equipment and increased expenditures towards capitalized software development costs.

Net cash used in financing activities for the three months ended March 31, 2026 and 2025 was approximately $0.3 million and $0.4 million, respectively. Cash used for the periods ending March 31, 2026 and 2025, was primarily due to the repurchase of common shares under the Stock Buyback Plan.

Based on our current level of operations, we believe that our current cash and cash equivalents, coupled with cash generated from operations will be adequate to meet our capital expenditure and working capital needs for at least the next twelve months. We also have multiple opportunities to develop business relationships with long-term strategic partners. In keeping with our core business, we will continue to review our business model with a focus on profitability, long-term capital solutions and the potential impact of acquisitions or divestitures, if such an opportunity arises.

Off-Balance Sheet Arrangements

As of March 31, 2026, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Three months ended March 31, 2026 compared to the same period in fiscal year 2025

The following table shows information for reportable operating segment (amounts in thousands):

	Three months ended March 31,
	2026	2025
Assets:
Goodwill	$2,946	$2,946
All other assets, net	10,280	12,266
Total assets	$13,226	$15,212

Revenues:
Verification and certification service revenue	$4,424	$4,182
Product sales	713	702
Professional services	228	389
Total revenues	$5,365	$5,273
Costs of revenues:
Costs of verification and certification services	2,721	2,395
Costs of products	438	428
Costs of professional services	163	255
Total costs of revenues	3,322	3,078
Gross profit	2,043	2,195
Depreciation & amortization	154	173
Other operating expenses:
Salaries and benefits	728	903
Rent and lease expense	136	161
Software and technology	221	207
Legal and professional expenses	176	165
Tradeshows and marketing	80	127
Conferences and training	63	66
Investor relations	44	37
Other expenses	143	214
Total Other operating expenses	1,591	1,880
Operating income/(loss)	$298	$142
Other items to reconcile operating income/(loss) to net income/(loss):
Other income/(loss)	(113)	(73)
Income tax benefit/(expense)	(93)	(38)
Net income/(loss)	$92	$31

Revenue

Verification and certification service revenues consist of fees charged for verification audits and other verification and certification related services that the Company performs for customers. Fees earned from our WFCF labeling program are also included in our verification and certification revenues as it represents a value-added extension of our source verification. Verification and certification service revenue for the three months ended March 31, 2026 increased $0.2 million compared with the same period in 2025. We continue to experience new customer growth and bundling opportunities, but offsetting some of this growth are supply-side dynamics within the cattle industry. The beef side of our business has been impacted the most significantly. We know the cattle industry is cyclical in nature and based on the data from the USDA, we appear to be at the bottom of a contraction phase within the cattle cycle, however, we are still seeing signs of further contraction in the cattle industry in early 2026. We are also facing rapidly changing trade and tariff uncertainties. Because of the tight cattle supply, ranchers are receiving the highest cattle prices per head in a decade without verification; and beef packers are reluctant to incur additional costs of verification to their supply chain because of the high costs of acquiring cattle for slaughter. To expand supply, herds must be rebuilt within the United States and via imports. But rebuilding of the herd takes time and is impacted by many factors including drought conditions in different regions, the price of inputs and interest rates. We are encouraged because premiums for verified cattle remain strong in the marketplace above commodity cattle prices in spite of significant pressure on beef packer margins. Verified product attributes like animal care, sustainability and natural continued to be demanded and our programs allow supply chains to meet this growing customer demand. We are also optimistic about the recent launch of our Raisewell Certified Standard, which was developed to meet growing consumer and retailer demand for responsibly raised proteins.

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. Product sales for the three months ended March 31, 2026 increased slightly by $11,000, compared to the same period in 2025. We continue to see some new customer growth, but our customers are ordering less tags due to smaller beef cow herd size. According to the USDA statistics, overall beef cow inventories have declined from 28.9 million head on January 1, 2023 to 27.6 million head on January 1, 2026.

Professional services revenue includes a wide range of professional consulting, data analysis, reporting and technology solutions that support our verification business and generate incremental revenue specific to the food and agricultural industry. Our professional services revenue stream is predominantly project based and not recurring in nature. Professional services revenue for the three months ended March 31, 2026 decreased less than $0.2 million, compared to the same period in 2025.

Costs of Revenue

Costs of verification and certification services for the three months ended March 31, 2026 and 2025 were approximately $2.7 million and $2.4 million, respectively or 61.5% of revenue compared to 57.3% of revenue in the comparable 2025 period. Our costs of verification and certification services are generally impacted by various costs such as salaries and benefits, insurance and taxes. The increase in the percentage of our costs of verification and certification services is primarily due to absorption of certain fixed costs of services over a reduction in revenue related to the beef side of our business. New customer growth helps offset the inflationary impacts on our margins, to some extent.

Costs of products for the three months ended March 31, 2026 and 2025 were approximately $0.4 million, or 61.4% of revenue compared to 61.0% of revenue in the comparable 2025 period. The increase in the percentage of our costs of products is primarily due to inflationary price increases passed on to us by our cattle ear tag manufacturers, while simultaneously, dealing with market conditions that foster a competitive environment for selling cattle ear tags.

Costs of our professional services revenue for the three months ended March 31, 2026 and 2025 was approximately $0.2 million and $0.3 million, respectively.

Selling, General and Administrative Expenses

Other operating expenses for the three months ended March 31, 2026 and 2025 were approximately $1.6 million and $1.9 million, respectively. Our most significant operating expense includes salaries and benefits. The decrease in the 2026 period is primarily due to a decision by the executive management team to return the bonus amounts paid in late December 2025 which were based on previous internal projections that indicated strong fourth quarter revenue. These projections were made prior to the unexpected announcement that a large midwestern packing plant would cease operations, resulting in a negative impact to the Company’s fourth quarter 2025 revenue. Depreciation and amortization expense for the three months ended March 31, 2026 and 2025 were approximately $0.2 million.

Other Income / Expenses

The Company measures the digital assets at fair value with changes recognized in the Consolidated Statements of Income for each reporting period. For the three months ended March 31, 2026 and 2025, the Company recorded an unrealized loss of approximately $0.1 million.

Income Tax Expense

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three months ended March 31, 2026, we recorded income tax expense of approximately $93,000 compared to income tax expense of $38,000 for the same period in 2025.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the three months ended March 31, 2026 was approximately $0.1 million and $0.02 per basic and diluted common share, respectively, compared to net income of approximately $31,000 and $0.01 per basic and diluted common share for the same period in 2025.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2025 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of March 31, 2026, the Company recognizes matters specific to tariffs, pandemics, the inflationary environment and weather-related risks may have a continued economic impact on the Company, but management does not know and cannot estimate what the long-term financial impact may be. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

On September 30, 2019, our Board of Directors approved a new plan to buyback up to 2.5 million additional shares of our common stock from the open market (“Stock Buyback Plan”). Activity for the three months ended March 31, 2026 is as follows:

	Number of Shares	Cost of Shares (in thousands)	Average Cost per Share
Shares purchased - January 2026	4,759	$53	$11.29
Shares purchased - February 2026	6,511	$73	$11.20
Shares purchased - March 2026	13,199	$167	$12.65
Total	24,469	$293

ITEM 6. EXHIBITS

(a) Exhibits

Number	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2026	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

By:	/s/ Dannette Henning
Chief Financial Officer

