Form 10-Q
period 2026-06-30
Where Food Comes From, Inc.
filed 2026-08-06
CIK 1360565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2026

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

The number of shares of the registrant’s common stock, $0.001 par value per share, outstanding as of July 31, 2026, was 4,979,663.

Where Food Comes From, Inc.

Table of Contents

June 30, 2026

Where Food Comes From, Inc.

Consolidated Balance Sheets

	June 30,	December 31,
(Amounts in thousands, except per share amounts)	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,417	$3,200
Accounts receivable, net of allowance	2,501	1,678
Inventory	989	792
Prepaid expenses and other current assets	566	605
Total current assets	7,473	6,275
Property and equipment, net	677	648
Right-of-use assets, net	376	498
Equity investments	200	200
Intangible and other assets, net	1,242	1,420
Digital assets	410	613
Goodwill, net	2,946	2,946
Deferred tax assets, net	255	299
Total assets	$13,579	$12,899

Liabilities and Equity
Current liabilities:
Accounts payable	$669	$451
Accrued expenses and other current liabilities	1,471	655
Deferred revenue	1,888	1,545
Current portion of finance lease obligations	13	12
Current portion of operating lease obligations	422	422
Total current liabilities	4,463	3,085
Finance lease obligations, net of current portion	6	13
Operating lease obligation, net of current portion	288	496
Total liabilities	4,757	3,594

Commitments and contingencies

Equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 95,000 shares authorized; 5,222 (2026) and 5,211 (2025) shares issued, and 4,980 (2026) and 5,059 (2025) shares outstanding	5	5
Additional paid-in-capital	137	23
Treasury stock of 241 (2026) and 152 (2025) shares	(2,885)	(1,783)
Retained earnings	11,565	11,060
Total equity	8,822	9,305
Total liabilities and stockholders' equity	$13,579	$12,899

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Operations

(Unaudited)

	Three months ended June 30,
(Amounts in thousands, except per share amounts)	2026	2025
Revenues:
Verification and certification service revenue	$5,389	$5,332
Product sales	937	964
Professional services	285	266
Total revenues	6,611	6,562
Costs of revenues:
Costs of verification and certification services	3,200	3,282
Costs of products	563	617
Costs of professional services	165	203
Total costs of revenues	3,928	4,102
Gross profit	2,683	2,460
Selling, general and administrative expenses	2,018	1,911
Income from operations	665	549
Other income/(expense):
Dividend income	-	50
Interest income	9	5
Fair market value (loss) / gain on digital assets	(68)	172
Loss on foreign currency exchange	-	(3)
Interest expense	-	(1)
Income before income taxes	606	772
Income tax expense	193	210
Net income	$413	$562

Per share - net income:
Basic	$0.08	$0.11
Diluted	$0.08	$0.11

Weighted average number of common shares outstanding:
Basic	5,018	5,272
Diluted	5,031	5,283

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Operations

(Unaudited)

	Six months ended June 30,
(Amounts in thousands, except per share amounts)	2026	2025
Revenues:
Verification and certification service revenue	$9,813	$9,514
Product sales	1,650	1,666
Professional services	513	655
Total revenues	11,976	11,835
Costs of revenues:
Costs of verification and certification services	5,921	5,677
Costs of products	1,001	1,045
Costs of professional services	328	458
Total costs of revenues	7,250	7,180
Gross profit	4,726	4,655
Selling, general and administrative expenses	3,763	3,964
Income from operations	963	691
Other income/(expense):
Dividend income	-	50
Interest income	15	9
Gain on sale of assets	17	-
Fair market value (loss) / gain on digital assets	(203)	96
Loss on foreign currency exchange	-	(3)
Interest expense	(1)	(2)
Income before income taxes	791	841
Income tax expense	286	248
Net income	$505	$593

Per share - net income:
Basic	$0.10	$0.11
Diluted	$0.10	$0.11

Weighted average number of common shares outstanding:
Basic	5,044	5,227
Diluted	5,056	5,240

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(Amounts in thousands)	2026	2025

Operating activities:
Net income	$505	$593
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	333	332
Gain on sale of assets	(17)	0
Fair market value loss / (gain) on digital assets	203	(96)
Rounding adjustment on treasury stock	-	(1)
Stock-based compensation expense	94	-
Deferred tax benefit	44	40
Bad debt expense	10	2
Changes in operating assets and liabilities:
Accounts receivable	(833)	(236)
Inventory	(197)	(110)
Prepaid expenses and other assets	32	(41)
Accounts payable	218	281
Accrued expenses and other current liabilities	816	442
Deferred revenue	343	623
Right of use assets and liabilities, net	(91)	(16)
Net cash provided by operating activities	1,460	1,813

Investing activities:
Purchases of property, equipment and software development costs	(155)	(63)
Net cash used in investing activities	(155)	(63)

Financing activities:
Repayments of finance lease obligations	(6)	(7)
Proceeds from stock option exercise	20	80
Stock repurchase under Stock Buyback Plan	(1,102)	(634)
Net cash used in financing activities	(1,088)	(561)
Net change in cash	217	1,189
Cash at beginning of period	3,200	2,012
Cash at end of period	$3,417	$3,201

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statement of Equity

(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Retained
(Amounts in thousands)	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2024	5,242	$7	$11,381	$(13,462)	$12,007	$9,933
Stock option exercised	1	-	10	-	-	10
Repurchase of common shares under Stock Buyback Plan	(31)	-	-	(383)	-	(383)
Net income	-	-	-	-	31	31
Balance at March 31, 2025	5,212	$7	$11,391	$(13,845)	$12,038	$9,591

Stock option exercised	9	-	70	-	-	70
Repurchase of common shares under Stock Buyback Plan	(24)	-	-	(251)	-	(251)
Retirement of Treasury Shares	-	(1)	(11,401)	13,845	(2,443)	-
Rounding adjustment	0	(1)	0	0	0	(1)
Net income	-	-	-	-	562	562
Balance at June 30, 2025	5,197	$5	$60	$(251)	$10,157	$9,971

The accompanying notes are an integral part of these consolidated financial statements.

Where Food Comes From, Inc.

Consolidated Statement of Equity

(Unaudited)

	Common Stock		Additional Paid-in	Treasury	Retained
(Amounts in thousands)	Shares	Amount	Capital	Stock	Earnings	Total

Balance at December 31, 2025	5,059	$5	$23	$(1,783)	$11,060	$9,305
Stock option exercised	-	-	2	-	-	2
Stock based compensation expense	8	-	94	-	-	94
Repurchase of common shares under Stock Buyback Plan	(24)	-	-	(293)	-	(293)
Net income	-	-	-	-	92	92
Balance at March 31, 2026	5,043	$5	$119	$(2,076)	$11,152	$9,200

Stock option exercised	2	-	18	-	-	18
Repurchase of common shares under Stock Buyback Plan	(65)	-	-	(809)	-	(809)
Net income	-	-	-	-	413	413
Balance at June 30, 2026	4,980	$5	$137	$(2,885)	$11,565	$8,822

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

The consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements and footnotes thereto for the year ended December 31, 2025, included in our Form 10-K filed on February 26, 2026. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. However, we believe that the disclosures are adequate to make the information presented not misleading. Certain prior year amounts have been reclassified to conform to current year presentation. Net income and shareholders’ equity were not affected by these reclassifications. The financial statements reflect all adjustments (consisting primarily of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations. The consolidated operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for any other interim period of any future year.

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

Fair Value Measurements

Our assets and liabilities that were measured at fair value on a recurring basis were as following (in thousands):

	June 30, 2026				December 31, 2025
	Fair Value	Level I	Level II	Level III	Fair Value	Level I	Level II	Level III
Money Market Funds	$1,942	$1,942	-	-	$2,019	$2,019	-	-
Digital Assets	410	410	-	-	613	613	-	-
Total	$2,352	$2,352	$-	$-	$2,632	$2,632	$-	$-

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

The following is a reconciliation of the share data used in the basic and diluted income per share computations (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Basic:
Weighted average shares outstanding	5,018	5,272	5,044	5,227

Diluted:
Weighted average shares outstanding	5,018	5,272	5,044	5,227
Weighted average effects of dilutive securities	13	11	12	13
Total	5,031	5,283	5,056	5,240

Antidilutive securities:	17	17	17	17

The effect of the inclusion of the antidilutive shares would have resulted in an increase in earnings per share. Accordingly, the weighted average shares outstanding have not been adjusted for antidilutive shares.

Note 3 – Equity Investments

For the three and six months ended June 30, 2025, the Company received dividend income from Progressive Beef of $50,000 and $100,000, respectively. Effective June 30, 2025, the Company sold its equity investment in Progressive Beef (the “Buyer”) in exchange for approximately $1.8 million cash and the Buyer’s surrender of 12,585 shares of the Company’s common stock valued at approximately $0.1 million.

Note 4 – Intangible and Other Assets

The following table summarizes our intangible and other assets (amounts in thousands, except useful life):

	June 30,	December 31,	Estimated
	2026	2025	Useful Life
Intangible assets subject to amortization:
Tradenames and trademarks	$818	$818	2.5 - 5.0 years
Customer relationships	3,470	3,470	3.0 - 8.0 years
	4,288	4,288
Less accumulated amortization	3,074	2,888
	1,214	1,400
Other assets	28	20
Intangible and other assets:	$1,242	$1,420

Note 5 – Digital Assets

The following table presents the Company’s digital asset holdings as of:

	June 30, 2026			December 31, 2025
(in thousands, except for quantity)	Quantity	Cost Basis	Fair Value	Quantity	Cost Basis	Fair Value
Bitcoin	7	$178	$410	7	$178	$613
Total digital assets held		$178	$410		$178	$613

The following table presents a roll-forward of total digital assets for the six months ended June 30, 2026:

(in thousands)	Fair Value
Digital assets December 31, 2025	$613
Unrealized loss on digital assets	(203)
Digital assets June 30, 2026	$410

Note 6 – Accrued Expenses and Other Current Liabilities

The following table summarizes our accrued expenses and other current liabilities as of (amounts in thousands):

	June 30,	December 31,
	2026	2025

Income and sales taxes payable	$28	$25
Payroll related accruals	1,222	442
Customer deposits	80	46
Professional fees and other expenses	141	142
	$1,471	$655

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

During the three and six months ended June 30, 2025, no stock options or common stock were awarded. During the three months ended June 30, 2026, no stock options or common stock were awarded. During the six months ended June 30, 2026, common stock awards were granted to employees of 8,235 shares totaling approximately $94,000 in stock based expense.

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

Stock Option Activity

Stock option activity under our Equity Incentive Plans is summarized as follows:

				Weighted avg.
		Weighted avg.	Weighted avg.	remaining
	Number of	exercise price	grant date fair	contractual life	Aggregate
	awards	per share	value per share	(in years)	intrinsic value

Outstanding, December 31, 2025	51,829	$9.36	$8.30	3.30	$254,605
Granted	-	$-	$-	-
Exercised	(2,648)	$7.59	$7.38	1.91
Expired/Forfeited	(1,101)	$7.27	$7.16	1.73
Outstanding, June 30, 2026	48,080	$9.51	$8.37	3.00	$226,517
Exercisable, June 30, 2026	48,080	$9.51	$8.37	3.00	$226,517
Unvested, June 30, 2026	-	$-	$-	-	$-

The aggregate intrinsic value represents the total pre-tax intrinsic value (the aggregate difference between the closing price of our common stock on June 30, 2026 and the exercise price for the in-the-money options) that would have been received by the option holders if all the in-the-money options had been exercised on June 30, 2026.

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

The provision or benefit for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three and six months ended June 30, 2026 we recorded an income tax expense of approximately $0.2 million and $0.3 million, respectively, compared to income tax expense of $0.2 million for the same 2025 periods.

Note 9 - Revenue Recognition

Disaggregation of Revenue

We have identified three material revenue categories in our business: (i) verification and certification service revenue, (ii) product sales, (iii) professional services revenue.

Revenue attributable to each of our identified revenue categories is disaggregated in the table below (amounts in thousands).

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenues:
Verification and certification service revenue	$5,389	$5,332	$9,813	$9,514
Product sales	937	964	1,650	1,666
Professional services	285	266	513	655
Total revenues	$6,611	$6,562	$11,976	$11,835

Contract Balances

As of June 30, 2026 and December 31, 2025, accounts receivable from contracts with customers, net of allowance for doubtful accounts, was approximately $2.5 million and $1.7 million, respectively.

As of June 30, 2026 and December 31, 2025, deferred revenue from contracts with customers was approximately $1.9 million and $1.5 million, respectively. The balance of the contract liabilities at June 30, 2026 and December 31, 2025 are expected to be recognized as revenue within one year or less of the invoice date.

The following table reflects the changes in our contract liabilities during the six month period ended June 30, 2026 (amounts in thousands):

Deferred revenue:
Unearned revenue December 31, 2025	$1,545
Unearned billings	2,288
Revenue recognized	(1,945)
Unearned revenue June 30, 2026	$1,888

Note 10 – Leases

The components of lease expense were as follows (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating lease cost	$70	$110	$139	$221
Finance lease cost
Amortization of assets	2	3	5	7
Interest on finance lease obligations	-	1	1	2
Variable lease cost	-	-	-	-
Total net lease cost	$72	$114	$145	$230

Included in the table above, for the three and six months ended June 30, 2025, is $0.1 million and $0.2 million, respectively, of operating lease cost for our corporate headquarters. This space was being leased from The Move, LLC. Our CEO and President, each a related party to the Company, had a 24.3% jointly-held ownership interest in The Move, LLC. In December 2025, The Move, LLC closed on the sale of 100% of its interest in the office space to an unrelated party.

Supplemental balance sheet information related to leases was as follows (amounts in thousands):

	June 30, 2026	December 31, 2025
Operating leases:
Operating lease ROU assets	$361	$477

Current operating lease liabilities	$422	$422
Noncurrent operating lease liabilities	288	496
Total operating lease liabilities	$710	$918

	June 30, 2026	December 31, 2025
Finance leases:
Right of use asset, at cost	$52	$76
Accumulated amortization	(37)	(55)
Property and equipment, net	$15	$21

Current obligations of finance leases	$13	$12
Finance leases, net of current obligations	6	13
Total finance lease liabilities	$19	$25

Weighted average remaining lease term (in years):
Operating leases	1.8	2.3
Finance leases	1.5	2.0

Weighted average discount rate:
Operating leases	8.5%	8.4%
Finance leases	9.0%	8.9%

Supplemental cash flow and other information related to leases was as follows (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$122	$118	$244	$237
Operating cash flows from finance leases	$-	$1	$1	$2
Financing cash flows from finance leases	$3	$3	$6	$7

ROU assets obtained in exchange for lease liabilities:
Operating leases	$-	$110	$-	$110

Maturities of lease liabilities were as follows (amounts in thousands):

Years Ending December 31st,	Operating Leases	Finance Leases
2026 (remaining six months)	$241	$6
2027	457	14
2028	27	-
2029	27	-
2030	18	-
Total lease payments	770	20
Less amount representing interest	(60)	(1)
Total lease obligations	710	19
Less current portion	(422)	(13)
Long-term lease obligations	$288	$6

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

The following table shows information for the reportable operating segment (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Assets:
Goodwill	$2,946	$2,946	$2,946	$2,946
All other assets, net	10,633	13,678	10,633	13,678
Total assets	$13,579	$16,624	$13,579	$16,624

Revenues:
Verification and certification service revenue	$5,389	$5,332	$9,813	$9,514
Product sales	937	964	1,650	1,666
Professional services	285	266	513	655
Total revenues	$6,611	$6,562	$11,976	$11,835
Costs of revenues:
Costs of verification and certification services	3,200	3,282	5,921	5,677
Costs of products	563	617	1,001	1,045
Costs of professional services	165	203	328	458
Total costs of revenues	3,928	4,102	7,250	7,180
Gross profit	2,683	2,460	4,726	4,655
Depreciation & amortization	179	159	333	332
Other operating expenses:
Salaries and benefits	1,009	929	1,736	1,832
Rent and lease expense	140	167	275	328
Software and technology	219	201	440	408
Legal and professional expenses	137	100	313	265
Tradeshows and marketing	37	105	117	232
Conferences and training	32	30	95	96
Investor relations	34	34	78	71
Other expenses	231	186	376	400
Total other operating expenses	1,839	1,752	3,430	3,632
Operating income/(loss)	$665	$549	$963	$691
Other items to reconcile operating income/(loss) to net income/(loss):
Other income/(loss)	(59)	223	(172)	150
Income tax benefit/(expense)	(193)	(210)	(286)	(248)
Net income/(loss)	$413	$562	$505	$593

Note 13 – Supplemental Cash Flow Information

	Six months ended June 30,
(Amounts in thousands)	2026	2025
Cash paid during the year:
Interest expense	$-	$-
Income taxes	$37	$4

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

Human Capital Resources

Our greatest asset is our people, and we continue to attract the best and brightest with our competitive pay and benefits package. As of June 30, 2026, we had 94 total employees, of which 86 were full-time employees. Approximately 83% of our workforce is comprised of female and other minority employees.

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

Liquidity and Capital Resources

At June 30, 2026, we had cash and cash equivalents of approximately $3.4 million compared to approximately $3.2 million at December 31, 2025. Our working capital at June 30, 2026 and December 31, 2025 was approximately $3.0 million and $3.2 million, respectively.

Net cash provided by operating activities for the six months ended June 30, 2026 was approximately $1.5 million compared to $1.8 million during the same period in 2025. Net cash provided by operating activities is driven by our net income and adjusted by non-cash items. Non-cash adjustments primarily include depreciation, amortization of intangible assets, fair market value gains and losses on digital assets, stock-based compensation expense, and deferred taxes. Fluctuations are primarily due to operating performance offset by the timing of cash receipts and cash disbursements.

Net cash used in investing activities for the six months ended June 30, 2026 was approximately $155,000 compared to $63,000 in the 2025 period. Net cash used in the period ending June 30, 2026 and 2025 was for purchases of equipment and increased expenditures towards capitalized software development costs.

Net cash used in financing activities for the six months ended June 30, 2026 and 2025 was approximately $1.1 million and $0.6 million, respectively. Cash used for the periods ending June 30, 2026 and 2025, was primarily due to the repurchase of common shares under the Stock Buyback Plan.

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

Off-Balance Sheet Arrangements

As of June 30, 2026, we had no off-balance sheet arrangements of any type.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2026 compared to the same period in fiscal year 2025

The following table shows information for reportable operating segment (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Assets:
Goodwill	$2,946	$2,946	$2,946	$2,946
All other assets, net	10,633	13,678	10,633	13,678
Total assets	$13,579	$16,624	$13,579	$16,624

Revenues:
Verification and certification service revenue	$5,389	$5,332	$9,813	$9,514
Product sales	937	964	1,650	1,666
Professional services	285	266	513	655
Total revenues	$6,611	$6,562	$11,976	$11,835
Costs of revenues:
Costs of verification and certification services	3,200	3,282	5,921	5,677
Costs of products	563	617	1,001	1,045
Costs of professional services	165	203	328	458
Total costs of revenues	3,928	4,102	7,250	7,180
Gross profit	2,683	2,460	4,726	4,655
Depreciation & amortization	179	159	333	332
Other operating expenses:
Salaries and benefits	1,009	929	1,736	1,832
Rent and lease expense	140	167	275	328
Software and technology	219	201	440	408
Legal and professional expenses	137	100	313	265
Tradeshows and marketing	37	105	117	232
Conferences and training	32	30	95	96
Investor relations	34	34	78	71
Other expenses	231	186	376	400
Total other operating expenses	1,839	1,752	3,430	3,632
Operating income/(loss)	$665	$549	$963	$691
Other items to reconcile operating income/(loss) to net income/(loss):
Other income/(loss)	(59)	223	(172)	150
Income tax benefit/(expense)	(193)	(210)	(286)	(248)
Net income/(loss)	$413	$562	$505	$593

Revenue

Verification and certification service revenues consist of fees charged for verification audits and other verification and certification related services that the Company performs for customers. Fees earned from our WFCF labeling program are also included in our verification and certification revenues as it represents a value-added extension of our source verification. Verification and certification service revenue for the three and six months ended June 30, 2026 increased, $57,000 and $0.3 million, compared with the same periods in 2025. We continue to experience new customer growth and bundling opportunities, but offsetting some of this growth are supply-side dynamics within the cattle industry. The beef side of our business has been impacted the most significantly. We know the cattle industry is cyclical in nature and based on the data from the USDA, we appear to be at the bottom of a contraction phase within the cattle cycle, however, we are still seeing signs of further contraction in the cattle industry in early 2026. We are also facing rapidly changing trade and tariff uncertainties. Because of the tight cattle supply, ranchers are receiving the highest cattle prices per head in a decade without verification; and beef packers are reluctant to incur additional costs of verification to their supply chain because of the high costs of acquiring cattle for slaughter. To expand supply, herds must be rebuilt within the United States and via imports. But rebuilding of the herd takes time and is impacted by many factors including drought conditions in different regions, the price of inputs and interest rates. We are encouraged because premiums for verified cattle remain strong in the marketplace above commodity cattle prices in spite of significant pressure on beef packer margins. Verified product attributes like animal care, sustainability and natural continued to be demanded and our programs allow supply chains to meet this growing customer demand. We are also optimistic about the recent launch of our Raisewell Certified Standard, which was developed to meet growing consumer and retailer demand for responsibly raised proteins.

Our product sales are an ancillary part of our verification and certification services and represent sales of cattle identification ear tags. Product sales for the three and six months ended June 30, 2026 decreased slightly by $27,000 and $16,000, compared to the same periods in 2025. We continue to see some new customer growth, but our customers are ordering less tags due to smaller beef cow herd size. According to the USDA statistics, overall beef cow inventories have declined from 28.9 million head on January 1, 2023 to 27.6 million head on January 1, 2026.

Professional services revenue includes a wide range of professional consulting, data analysis, reporting and technology solutions that support our verification business and generate incremental revenue specific to the food and agricultural industry. Our professional services revenue stream is predominantly project based and not recurring in nature. Professional services revenue for the three months ended June 30, 2026 increased marginally by $19,000 while the six months ended June 30, 2026 decreased $0.1 million, compared to the same periods in 2025.

Costs of Revenue

Costs of verification and certification services for the three and six months ended June 30, 2026 were approximately $3.2 million and $5.9 million, respectively, compared to $3.3 million and $5.7 million, respectively, for the same periods in 2025. Gross margin for the three months ended June 30, 2026 and 2025 was 40.6% and 38.4%, respectively, while the gross margin for the six months ended June 30, 2026 and 2025 was 39.7% and 40.3%, respectively. Our costs of verification and certification services are generally impacted by various costs such as salaries and benefits, insurance and taxes. The increase in the percentage of our costs of verification and certification services is primarily due to absorption of certain fixed costs of services over a reduction in revenue related to the beef side of our business. New customer growth helps offset the inflationary impacts on our margins, to some extent.

Costs of products for the three and six months ended June 30, 2026 and 2025 were approximately $0.6 million and $1.0 million. Gross margin for the three months ended June 30, 2026 and 2025 was 39.9% and 36.0%, respectively, while the gross margin for the six months ended June 30, 2026 and 2025 was 39.3% and 37.3%, respectively.

Costs of our professional services revenue for the three months ended June 30, 2026 and 2025 was approximately $0.2 million. The costs for the six months ended June 30, 2026 was approximately $0.3 million compared to $0.5 million for the same period in 2025.

Selling, General and Administrative Expenses

Other operating expenses for the three months ended June 30, 2026 and 2025 were approximately $1.8 million. Expenses for the six months ended June 30, 2026 were approximately $3.4 million compared to $3.6 for the same period in 2025. Our most significant operating expense includes salaries and benefits. The decrease in the 2026 period is primarily due to a decision by the executive management team to return the bonus amounts paid in late December 2025 which were based on previous internal projections that indicated strong fourth quarter revenue. These projections were made prior to the unexpected announcement that a large midwestern packing plant would cease operations, resulting in a negative impact to the Company’s fourth quarter 2025 revenue. Depreciation and amortization expense for the three and six months ended June 30, 2026 and 2025 were approximately $0.2 million and $0.3 million, respectively.

Other Income / Expenses

The Company measures the digital assets at fair value with changes recognized in the Consolidated Statements of Income for each reporting period. For the three and six months ended June 30, 2026, the Company recorded an unrealized loss of approximately $0.1 million and $0.2 million, respectively, compared to an unrealized gain of approximately $0.2 million and $0.1 million, respectively, for the same periods in 2025.

Income Tax Expense

The provision for income taxes is recorded at the end of each interim period based on the Company’s best estimate of its effective income tax rate expected to be applicable for the full fiscal year. For the three and six months ended June 30, 2026, we recorded income tax expense of approximately $0.2 million and $0.3 million, respectively, compared to income tax expense of $0.2 million for both periods in 2025.

Net Income and Per Share Information

As a result of the foregoing, net income attributable to WFCF shareholders for the three and six months ended June 30, 2026 was approximately $0.4 million and $0.5 million, respectively, and $0.08 and $0.10 per basic and diluted common share, respectively, compared to net income of approximately $0.6 million and $0.11 per basic and diluted common share for both periods in 2025.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks, including those identified in Item 1A. — “Risk Factors” of our 2025 Annual Report on Form 10−K, that could have a material effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of June 30, 2026, the Company recognizes matters specific to tariffs, pandemics, the inflationary environment and weather-related risks may have a continued economic impact on the Company, but management does not know and cannot estimate what the long-term financial impact may be. We may also disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES

Issuer Purchases of Equity Securities

On September 30, 2019, our Board of Directors approved a new plan to buyback up to 2.5 million additional shares of our common stock from the open market (“Stock Buyback Plan”). Activity for the three months ended June 30, 2026 is as follows:

	Number of Shares	Cost of Shares (in thousands)	Average Cost per Share
Shares purchased - April 2026	5,078	$62	$12.18
Shares purchased - May 2026	44,922	$568	$12.65
Shares purchased - June 2026	15,012	$179	$11.89
Total	65,012	$809

ITEM 6. EXHIBITS

(a) Exhibits

Number	Description
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2026	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

	By:	/s/ Dannette Henning
Chief Financial Officer

