Form 10-K/A
period 2025-12-31
Where Food Comes From, Inc.
filed 2026-09-09
CIK 1360565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the Securities and Exchange Commission on February 26, 2026, is solely for the purpose of amending and updating Part II, Item 9A “Controls and Procedures” of the Original Filing in its entirety, which inadvertently failed to disclose a Material Weakness in Internal Control over Financial Reporting and Remediation Plan for the year ended December 31, 2025.

In addition, pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 2 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto.

Except as described above, no other changes are being made to the Original Filing. Further, except as expressly stated, this Amendment No. 2 does not reflect events occurring after the filing of the Original Filing or modify or update in any way any of the other items or disclosures contained in the Original Filing, including, without limitation, the consolidated financial statements and the related footnotes. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the Company’s other filings with the Securities and Exchange Commission (the “SEC”) subsequent to the filing of the Original Filing.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures” pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that our management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Based on that evaluation, our principal executive and financial officers concluded, as a result of the material weaknesses in internal control over financial reporting discussed below, that our disclosure controls and procedures were not effective as of December 31, 2025. However, we believe that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

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

The Company’s internal controls over financial reporting were not considered effective as of December 31, 2025, due to the following material weakness.

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

Date: September 9, 2026	Where Food Comes From, Inc.

	By:	/s/ Dannette Henning
	Name:	Dannette Henning
	Title:	Chief Financial Officer