Form 10-Q/A
period 2026-03-31
Where Food Comes From, Inc.
filed 2026-09-15
CIK 1360565

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, as filed with the Securities and Exchange Commission on May 14, 2026, is solely for the purpose of amending and updating Item 4 “Controls and Procedures” of the Original Filing in its entirety, which inadvertently failed to update the remediation efforts of a material weakness identified in our internal control over financial reporting identified for the year ended December 31, 2025.

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

Other than as described below, there have not been any other changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

In February 2026, in connection with the audit of our consolidated financial statements for the year ended December 31, 2025, we and our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. Management concluded that a material weakness existed with respect to management’s improper application of FASB ASC 842 (Leases). The improper application of FASB ASC 842 (Leases) resulted in the material overstatement of right of use assets and a material overstatement of other income for the year ended December 31, 2025. Prior to the release of the financial statements for the year ended December 31, 2025, management remediated the material weakness by properly applying FASB ASC 842. For the first quarter ended March 31, 2026, we performed additional analysis and procedures to ensure that our consolidated financial statements included in this Form 10-Q have been prepared in accordance with U.S. GAAP. Based on our assessment, we consider that the material weakness related to our internal controls over financial reporting was fully remediated as of March 31, 2026. Through testing, management concluded that the remedial measure had operated effectively for a sufficient period of time.

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

Date: September 15, 2026	Where Food Comes From, Inc.

	By:	/s/ John K. Saunders
Chief Executive Officer

	By:	/s/ Dannette Henning
Chief Financial Officer